Form 10-Q
period 2021-07-04
Krispy Kreme, Inc.
filed 2021-08-18
CIK 1857154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number: 001-04321

Krispy Kreme, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	37-1701311
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
2116 Hawkins Street, Charlotte, North Carolina 28203
(Address of principal executive offices)

(800) 457-4779
(Registrant’s telephone number, including area code)

N/A
(Former name or former address, if changed since last report)
_________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value per share	DNUT	Nasdaq Global Select Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The registrant had outstanding 167,112,953 shares of common stock as of August 10, 2021.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Krispy Kreme, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts and number of shares)

	Quarter Ended		Two Quarters Ended
	July 4, 2021 (13 weeks)	June 28, 2020 (13 weeks)	July 4, 2021 (26 weeks)	June 28, 2020 (26 weeks)
Net revenues
Product sales	$341,223	$236,608	$654,808	$488,144
Royalties and other revenues	7,963	8,364	16,187	18,044
Total net revenues	349,186	244,972	670,995	506,188
Product and distribution costs	85,017	68,958	165,014	137,106
Operating expenses	157,877	104,221	305,418	220,000
Selling, general and administrative expense	60,930	41,487	110,467	82,569
Marketing expenses	10,052	8,575	19,559	16,689
Pre-opening costs	1,752	2,863	3,143	6,300
Other (income)/expenses, net	(761)	1,339	(4,006)	2,510
Depreciation and amortization expense	25,194	18,097	48,595	37,184
Operating income/(loss)	9,125	(568)	22,805	3,830
Interest expense, net	9,793	9,711	18,042	18,355
Interest expense — related party	4,821	5,566	10,387	11,132
Other non-operating income, net	(416)	(2,660)	(858)	(112)
Loss before income taxes	(5,073)	(13,185)	(4,766)	(25,545)
Income tax expense/(benefit)	9,923	(1,500)	10,608	(2,912)
Net loss	(14,996)	(11,685)	(15,374)	(22,633)
Net income attributable to noncontrolling interest	2,146	945	4,829	1,512
Net loss attributable to Krispy Kreme, Inc.	$(17,142)	$(12,630)	$(20,203)	$(24,145)
Net loss per share:
Common stock — Basic	$(0.13)	$(0.10)	$(0.16)	$(0.19)
Common stock — Diluted	$(0.13)	$(0.10)	$(0.16)	$(0.19)
Weighted average shares outstanding:
Basic	132,351,087	124,987,370	128,669,228	124,987,370
Diluted	132,351,087	124,987,370	128,669,228	124,987,370
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)
(In thousands)

	Quarter Ended		Two Quarters Ended
	July 4, 2021 (13 weeks)	June 28, 2020 (13 weeks)	July 4, 2021 (26 weeks)	June 28, 2020 (26 weeks)
Net loss	$(14,996)	$(11,685)	$(15,374)	$(22,633)
Other comprehensive (loss)/income, net of income taxes:
Foreign currency translation adjustment	(1,457)	17,416	(3,721)	(29,007)
Unrealized income/(loss) on cash flow hedges, net of income taxes(1)	1,131	(1,893)	6,233	(17,328)
Total other comprehensive (loss)/income, net of income taxes	(326)	15,523	2,512	(46,335)
Comprehensive (loss)/income	(15,322)	3,838	(12,862)	(68,968)
Net income attributable to noncontrolling interest	2,146	945	4,829	1,512
Total comprehensive income attributable to noncontrolling interest	2,146	945	4,829	1,512
Comprehensive (loss)/income attributable to Krispy Kreme, Inc.	$(17,468)	$2,893	$(17,691)	$(70,480)
1.Net of income tax benefit/(expense) of ($0.4 million) and ($2.1 million) for the quarter and two quarters ended July 4, 2021, respectively, and $0.6 million and $5.8 million for the quarter and two quarters ended June 28, 2020, respectively.
See accompanying notes to Condensed Consolidated Financial Statements.

 Krispy Kreme, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except number of shares)

	As of
	(Unaudited) July 4, 2021	January 3, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$37,377	$37,460
Marketable securities	744	1,048
Restricted cash	82	23
Accounts receivable, net	49,207	74,351
Inventories	38,500	38,519
Prepaid expense and other current assets	20,911	12,692
Total current assets	146,821	164,093
Property and equipment, net	415,319	395,255
Goodwill	1,095,369	1,086,546
Other intangible assets, net	1,003,948	998,014
Operating lease right of use asset, net	414,096	399,688
Other assets	18,027	17,399
Total assets	$3,093,580	$3,060,995
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$538,985	$41,245
Current operating lease liabilities	46,763	45,675
Accounts payable	156,564	148,645
Accrued liabilities	165,826	124,951
Structured payables	139,748	137,319
Total current liabilities	1,047,886	497,835
Long-term debt, less current portion	626,417	785,810
Related party notes payable	—	344,581
Noncurrent operating lease liabilities	390,962	376,099
Deferred income taxes, net	150,687	144,866
Other long-term obligations and deferred credits	55,822	63,445
Total liabilities	2,271,774	2,212,636
Commitments and contingencies
Shareholders’ Equity:
Common stock, $0.01 par value; 300,000,000 and 174,500,000 shares authorized as of July 4, 2021 and January 3, 2021, respectively; 163,595,516 and 124,987,370 shares issued and outstanding as of July 4, 2021 and January 3, 2021, respectively	1,636	1,250
Additional paid-in capital	1,362,875	845,499
Subscription receivable	(471,250)	—
Shareholder note receivable	(3,827)	(18,660)
Accumulated other comprehensive income/(loss), net of income tax	1,304	(1,208)
Retained deficit	(162,399)	(142,197)
Total shareholders’ equity attributable to Krispy Kreme, Inc.	728,339	684,684
Noncontrolling interest	93,467	163,675
Total shareholders’ equity	821,806	848,359
Total liabilities and shareholders’ equity	$3,093,580	$3,060,995
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In thousands, except number of shares)

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained (Deficit) Earnings	Noncontrolling Interest	Total
	Shares Outstanding	Amount				Foreign currency translation adjustment	Unrealized loss on cash flow hedges	Unrealized loss on employee benefit plans
Balance at January 3, 2021	124,987,370	$1,250	$845,499	$—	$(18,660)	$23,508	$(24,610)	$(106)	$(142,197)	$163,675	$848,359
Net (loss)/income for the quarter ended April 4, 2021	—	—	—	—	—	—	—	—	(3,061)	2,683	(378)
Other comprehensive income/(loss) for the quarter ended April 4, 2021 before reclassifications	—	—	—	—	—	(2,264)	2,572	—	—	—	308
Reclassification from AOCI	—	—	—	—	—	—	2,530	—	—	—	2,530
Share-based compensation	—	—	2,368	—	—	—	—	—	—	—	2,368
Purchase of shares by noncontrolling interest	—	—	—	—	139	—	—	—	—	12,048	12,187
Distribution to shareholders	—	—	—	—	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	363	—	—	—	—	(2,239)	(1,876)
Other	—	—	(26)	—	(70)	—	—	—	2	(1)	(95)
Balance at April 4, 2021	124,987,370	$1,250	$847,841	$—	$(18,228)	$21,244	$(19,508)	$(106)	$(145,256)	$176,166	$863,403
Net (loss)/income for the quarter ended July 4, 2021	—	—	—	—	—	—	—	—	(17,142)	2,146	(14,996)
Other comprehensive (loss)/income for the quarter ended July 4, 2021 before reclassifications	—	—	—	—	—	(1,457)	(1,430)	—	—	—	(2,887)
Reclassification from AOCI	—	—	—	—	—	—	2,561	—	—	—	2,561
Capital contribution from shareholders	6,997,450	70	120,862	—	—	—	—	—	—	—	120,932
Share-based compensation	—	—	8,290	—	—	—	—	—	—	—	8,290
Purchase of shares by noncontrolling interest	—	—	—	—	14,421	—	—	—	—	26,648	41,069
Distribution to shareholders	—	—	(42,334)	—	—	—	—	—	—	—	(42,334)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(4,142)	(4,142)
Conversion of noncontrolling interest to additional paid-in capital in connection with the Merger	9,370,881	93	107,258	—	—	—	—	—	—	(107,351)	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	29,411,765	294	459,391	(471,250)	—	—	—	—	—	—	(11,565)
Issuance of common stock upon settlement of RSUs, net of shares withheld	1,267,491	13	(15,507)	—	—	—	—	—	—	—	(15,494)
Repurchase of common stock	(8,439,441)	(84)	(122,922)	—	—	—	—	—	—	—	(123,006)
Other	—	—	(4)	—	(20)	—	—	—	(1)	—	(25)
Balance at July 4, 2021	163,595,516	$1,636	$1,362,875	$(471,250)	$(3,827)	$19,787	$(18,377)	$(106)	$(162,399)	$93,467	$821,806
See accompanying notes to Condensed Consolidated Financial Statements

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In thousands, except number of shares)

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained (Deficit) Earnings	Noncontrolling Interest	Total
	Shares Outstanding	Amount				Foreign currency translation adjustment	Unrealized loss on cash flow hedges	Unrealized loss on employee benefit plans
Balance at December 29, 2019	124,987,370	$1,250	$834,233	$—	$(17,232)	$4,629	$(10,180)	$—	$(77,880)	$148,597	$883,417
Net (loss)/income for the quarter ended March 29, 2020	—	—	—	—	—	—	—	—	(11,515)	567	(10,948)
Other comprehensive (loss)/income for the quarter ended March 29, 2020 before reclassifications	—	—	—	—	—	(46,423)	(16,130)	—	—	—	(62,553)
Reclassification from AOCI	—	—	—	—	—	—	695	—	—	—	695
Share-based compensation	—	—	3,167	—	—	—	—	—	—	—	3,167
Purchase of shares by noncontrolling interest	—	—	—	—	—	—	—	—	—	17,562	17,562
Distribution to shareholders	—	—	(15)	—	—	—	—	—	—	—	(15)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,506)	(2,506)
Other	—	—	—	—	(76)	—	—	—	—	(1)	(77)
Balance at March 29, 2020	124,987,370	$1,250	$837,385	$—	$(17,308)	$(41,794)	$(25,615)	$—	$(89,395)	$164,219	$828,742
Net (loss)/income for the quarter ended June 28, 2020	—	—	—	—	—	—	—	—	(12,630)	945	(11,685)
Other comprehensive income/(loss) for the quarter ended June 28, 2020 before reclassifications	—	—	—	—	—	17,416	(3,855)	—	—	—	13,561
Reclassification from AOCI	—	—	—	—	—	—	1,962	—	—	—	1,962
Share-based compensation	—	—	2,974	—	—	—	—	—	—	—	2,974
Purchase of shares by noncontrolling interest	—	—	—	—	—	—	—	—	—	30	30
Distribution to shareholders	—	—	—	—	—	—	—	—	(4)	—	(4)
Distribution to noncontrolling interest	—	—	—	—	178	—	—	—	—	(3,284)	(3,106)
Other	—	—	—	—	(18)	—	—	—	1	1	(16)
Balance at June 28, 2020	124,987,370	$1,250	$840,359	$—	$(17,148)	$(24,378)	$(27,508)	$—	$(102,028)	$161,911	$832,458
See accompanying notes to Condensed Consolidated Financial Statements

Krispy Kreme, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Two Quarters Ended
	July 4, 2021 (26 weeks)	June 28, 2020 (26 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,374)	$(22,633)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	48,595	37,184
Deferred income taxes	7,995	(2,601)
Loss on extinguishment of debt	1,700	—
Impairment and lease termination charges	1,126	1,693
Loss/(gain) on disposal of property and equipment	148	(1,164)
Share-based compensation	10,658	6,141
Change in accounts and notes receivable allowances	110	717
Inventory write-off	776	—
Other	(425)	(76)
Change in operating assets and liabilities, excluding business acquisitions and foreign currency translation adjustments:	1,536	(5,325)
Net cash provided by operating activities	56,845	13,936
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of property and equipment	(52,842)	(44,133)
Proceeds from disposals of assets	147	2,793
Acquisition of shops and franchise rights from franchisees, net of cash acquired	(33,888)	212
Principal payments received from loans to franchisees	45	362
Purchases of held-to-maturity debt securities	—	(55)
Maturities of held-to-maturity debt securities	277	116
Net cash used for investing activities	(86,261)	(40,705)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt	540,000	263,097
Repayment of long-term debt and lease obligations	(541,353)	(97,496)
Payment of financing costs	(1,700)	—
Proceeds from structured payables	140,598	135,222
Payments on structured payables	(138,100)	(97,530)
Capital contribution by shareholders	120,932	—
Proceeds from sale of noncontrolling interest in subsidiary	53,256	17,592
Distribution to shareholders	(34,364)	(19)
Payments for repurchase and retirement of common stock	(102,698)	—
Distribution to noncontrolling interest	(6,018)	(5,612)
Net cash provided by financing activities	30,553	215,254
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,161)	249
Net (decrease)/increase in cash, cash equivalents and restricted cash	(24)	188,734
Cash, cash equivalents and restricted cash at beginning of period	37,483	35,450
Cash, cash equivalents and restricted cash at end of period	$37,459	$224,184
Supplemental schedule of non-cash investing and financing activities:
Accrual for property and equipment	$1,381	$6,105
Stock issuance under shareholder notes	446	—
Common stock issuance under subscription receivable in connection with initial public offering, net of underwriting discounts and issuance costs	459,685	—
Accrual for distribution to shareholders	(7,970)	—
Accrual for repurchase and retirement of common stock	(35,803)	—
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$37,377	$224,050
Restricted cash	82	134
Total cash, cash equivalents and restricted cash	$37,459	$224,184
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, unless otherwise specified)
Note 1 — Description of Business and Summary of Significant Accounting Policies
Description of Business
Krispy Kreme, Inc. (“KKI”) and its subsidiaries (collectively, the “Company” or “Krispy Kreme”) operates through its omni-channel business model to provide doughnut experiences and produce doughnuts for Doughnut Shops, Delivered Fresh Daily (“DFD”) outlets, Ecommerce and delivery, and Krispy Kreme branded sweet treats (“Branded Sweet Treat Line”) channels, expanding consumer access to the Krispy Kreme brand.
The Company has three reportable operating segments: 1) U.S. and Canada, which includes all Krispy Kreme Company-owned operations in the U.S. and Canada, Insomnia-branded cookie shops and our Branded Sweet Treat Line; 2) International, which includes all Krispy Kreme Company-owned operations in the United Kingdom, Ireland, Australia, New Zealand and Mexico; and 3) Market Development, which includes franchise operations across the globe, as well as Krispy Kreme Company-owned shops in Japan. Unallocated corporate costs are excluded from the Company’s measurement of segment performance.
Initial Public Offering
The Company’s registration statement on Form S-1 related to its initial public offering (“IPO”) was declared effective on June 30, 2021 and the Company’s common stock began trading on the Nasdaq Global Select Market on July 1, 2021. On July 1, 2021, the Company completed its IPO, in which the Company sold 29.4 million shares of common stock at a price to the public of $17.00 per share. The Company received aggregate net proceeds of $459.7 million after deducting underwriting discounts and commissions of $28.7 million and offering expenses of $11.6 million. The net proceeds were received subsequent to quarter end on July 6, 2021 and, therefore, are recorded as Stock subscription receivable within Shareholders’ equity on the Condensed Consolidated Balance Sheet as of July 4, 2021.
In connection with the IPO, the Company and its affiliates completed the following transactions:
•On June 10, 2021, the Company's wholly-owned (excluding certain management equity interests) subsidiary, Krispy Kreme Holdings, Inc. (“KKHI”), entered into a term loan credit agreement, as borrower, which provided for term loans in an initial aggregate principal amount of $500.0 million (the “Term Loan Facility”). On June 17, 2021, KKHI borrowed $500.0 million under the Term Loan Facility, with debt issuance costs of $1.7 million which were included in Interest expense, net on the Condensed Consolidated Statements of Operations during the quarter ended July 4, 2021. The borrowings bore an all-in interest rate of 2.68175%. On June 28, 2021, following the Merger (as defined below), KKI assumed all of the obligations of KKHI as borrower under the Term Loan Facility. On July 7, 2021, the Company repaid in full and terminated the Term Loan Facility with a cash outflow of $500.7 million, which included $0.7 million of accrued interest. The Term Loan Facility would have matured on the earlier of (i) June 10, 2022 and (ii) within four business days following the consummation of the IPO.
•On June 28, 2021, KKHI merged into KKI (the “Merger”). As a result of the Merger, the Company eliminated $107.4 million of noncontrolling interest at KKHI as of the merger date. The management equity interests at KKHI were exchanged for common shares in KKI. Restricted stock units (“RSUs”) and stock options held at KKHI were exchanged for RSUs and stock options held at KKI at a rate of 317.24 KKI shares to 1 KKHI share.
•On June 30, 2021, the Company effected a 1,745-for-1 split of each outstanding share of common stock (the “Stock Split”). All share and per share information has been retroactively adjusted to effect the Stock Split for all periods presented.

In connection with the IPO, the Company used the proceeds from the Term Loan Facility for the following: (1) repay the related party notes payable (including accrued interest of $17.8 million) of $355.0 million during the quarter ended July 4, 2021, (2) redeem certain common stock of $102.7 million held by Krispy Kreme, G.P. (“KK GP”) during the quarter ended July 4, 2021 and (3) pay a pro rata dividend to members of its management who, prior to the Merger, held equity interests in KKHI in an aggregate amount of $42.3 million ($34.4 million of which was paid during the quarter ended July 4, 2021 and $7.9 million of which was paid at the beginning of the third quarter of fiscal 2021). Additionally, at the beginning of the third quarter of fiscal 2021, the Company paid $20.3 million to repurchase approximately 1.3 million shares of common stock from certain of the Company’s executive officers at the price paid by the underwriters and $15.5 million to repurchase approximately 1.0 million shares of common stock from certain of its executive officers for payment of their withholding taxes with respect to the RSUs vesting or for which vesting was accelerated in connection with the offering.
As a result of the above and the timing of certain payments across quarters, the Company’s Condensed Consolidated Balance Sheet as of July 4, 2021 reflected the following amounts:
•The $500.0 million Term Loan Facility principal outstanding as Current portion of long-term debt, and
•The cumulative $43.7 million unpaid equity distributions and share repurchases as Accrued liabilities.
On August 2, 2021, the underwriters exercised their over-allotment option and purchased an additional 3.5 million shares of common stock at the IPO price less the underwriting discounts and commissions. The net proceeds received on August 2, 2021 were $56.1 million after deducting underwriting discounts and commissions of $3.4 million. As the option was exercised subsequent to the end of the quarter ended July 4, 2021, the shares will be reflected as outstanding beginning in the third quarter of fiscal 2021.
Basis of Presentation and Consolidation
The Company operates and reports financial information on a 52 or 53-week year with the fiscal year ending on the Sunday closest to December 31. The data periods contained within fiscal years 2020 and 2021 reflect the results of operations for the 53-week period ended January 3, 2021 and the 52-week period ended January 2, 2022, respectively. The quarters ended July 4, 2021 and June 28, 2020 were both 13-week periods.
The unaudited Condensed Consolidated Financial Statements include the accounts of KKI and subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these interim financial statements do not include all information and footnotes required under U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of results of operations, balance sheet, cash flows, and shareholders’ equity for the periods presented. All significant intercompany balances and transactions among KKI and subsidiaries have been eliminated in consolidation. Investments in entities over which the Company has the ability to exercise significant influence but which it does not control and whose financial statements are not otherwise required to be consolidated, are accounted for using the equity method.
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto as of and for the year ended January 3, 2021, included in the IPO Prospectus. The Condensed Consolidated Balance Sheet as of January 3, 2021 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations for the second quarter ended July 4, 2021 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending January 2, 2022.
Noncontrolling interest in the Company’s Condensed Consolidated Financial Statements represents the interest in subsidiaries held by joint venture partners and employee shareholders. The joint venture partners hold noncontrolling interests in the Company’s consolidated subsidiaries, Awesome Doughnut, LLC (“Awesome Doughnut”) and W.K.S. Krispy Kreme, LLC (“WKS Krispy Kreme”). Employee shareholders hold noncontrolling interests in the consolidated subsidiaries Krispy Kreme Holding UK Ltd. (“KKUK”), Krispy Kreme Holdings Pty Ltd (“KK Australia”), Krispy Kreme Mexico S. de R.L. de C.V. (“KK Mexico”) and Insomnia Cookies Holdings, LLC (“Insomnia Cookies”). Since the Company consolidates the financial statements of these subsidiaries, the noncontrolling owners’ share of each subsidiary’s net assets and results of operations are deducted and reported as noncontrolling interest on the Condensed Consolidated Balance Sheets and as net income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and comprehensive income attributable to noncontrolling interest in the Condensed Consolidated Statements of Comprehensive Income/(Loss).

Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for the year ended January 3, 2021 included in the IPO Prospectus. There have been no material changes to the significant accounting policies during the quarter ended July 4, 2021.
Reclassifications
On the Condensed Consolidated Statements of Operations, Marketing expenses have been reclassified (formerly presented within Selling, general and administrative expense) to be consistent with the current quarter presentation. This reclassification does not have a significant impact on the reported financial position and does not impact the results of operations or cash flows.
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions in Topic 740 and clarifying and amending existing guidance. The Company adopted ASU 2019-12 at the beginning of fiscal year 2021, and the adoption had no material impact to the Company’s Condensed Consolidated Financial Statements.
In June 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. It is effective for all entities as of March 12, 2020 through December 31, 2022. A company may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company is currently evaluating the effect of the new guidance on its Condensed Consolidated Financial Statements and related disclosures.
Note 2 — Acquisitions
2021 Acquisitions
In the quarter ended July 4, 2021, there were no acquisitions.
In the first quarter of fiscal 2021, the Company acquired the business and operating assets of two franchisees, collectively consisting of 17 Krispy Kreme shops in the United States. The Company paid total consideration of $38.1 million, consisting of $33.9 million of cash, $0.9 million of consideration payable to the sellers within 12 months of the respective acquisition dates, and $3.3 million settlement of amounts related to pre-existing relationships, to acquire substantially all of the shops’ assets. Consideration payable of $0.9 million was withheld to cover indemnification claims that could arise after closing. Absent any claims, these amounts are payable within 12 months of the respective acquisition dates.
The settlement of pre-existing relationships included in the purchase consideration includes the write-off of accounts and notes receivable, net of deferred revenue, of $0.6 million. It also includes the disposal of the franchise intangible asset related to the two franchisees recorded at time of the acquisition of Krispy Kreme by JAB Holding Company (“JAB”). The cumulative net book value of the franchise intangible assets was $2.7 million at the acquisition dates. The Company accounted for the transactions as business combinations.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition for the acquisitions above.

KK U.S. Shops
Assets acquired:
Cash, cash equivalents and restricted cash	$40
Other current assets	474
Property and equipment, net	3,829
Other intangible assets	23,906
Operating lease right of use asset	19,292
Other assets	115
Total identified assets acquired	47,656
Liabilities assumed:
Accrued liabilities	(334)
Current operating lease liabilities	(2,093)
Noncurrent operating lease liabilities	(17,199)
Total liabilities assumed	(19,626)
Goodwill	10,036
Purchase consideration, net	$38,066
Transaction costs in 2021	$1,225
Transaction costs in 2020	184
Reportable segment	U.S. and Canada
During the measurement period, the Company will continue to obtain information to assist in determining the fair value of net assets acquired, which may differ materially from these preliminary estimates. Measurement period adjustments, if applicable, will be applied in the reporting period in which the adjustment amounts are determined. Measurement period changes for the 2021 acquisitions did not have a material impact to the Condensed Consolidated Financial Statements for the second quarter of 2021.
2020 Acquisitions
In the second half of fiscal year 2020, the Company acquired all equity interests in Krispy Kreme Doughnut Japan Co., Ltd. (“KK Japan”) and the business and operating assets of an additional eight franchisees in the United States. The valuation for the acquisitions requires significant estimates and assumptions. The estimates are inherently uncertain and subject to revision as additional information is obtained during the measurement period for the acquisitions. Measurement period changes for the 2020 acquisitions did not have a material impact to the Condensed Consolidated Financial Statements for the quarter ended July 4, 2021.
Note 3 — Inventories
The components of Inventories are as follows:

	July 4, 2021	January 3, 2021
Raw materials	$15,915	$16,263
Work in progress	603	871
Finished goods and purchased merchandise	21,982	21,385
Total Inventories	$38,500	$38,519

Note 4 — Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reportable segment are as follows:

	U.S. and Canada	International	Market Development	Total
Balance as of January 3, 2021	$642,704	$290,872	$152,970	$1,086,546
Acquisitions	27,560	—	(17,524)	10,036
Measurement periods adjustments related to fiscal year 2020 acquisitions	186	—	—	186
Foreign currency impact		(1,399)	—	(1,399)
Balance as of July 4, 2021	$670,450	$289,473	$135,446	$1,095,369
Acquisitions of franchises result in a reclassification of goodwill between segments.
Other intangible assets
Other intangible assets consist of the following:

	July 4, 2021			January 3, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible assets with indefinite lives
Trade name	$657,900	$—	$657,900	$657,900	$—	$657,900
Intangible assets with definite lives
Franchise agreements	32,961	(7,697)	25,264	36,254	(7,519)	28,735
Customer relationships	15,000	(4,251)	10,749	15,000	(3,819)	11,181
Reacquired franchise rights	381,782	(72,197)	309,585	358,095	(59,432)	298,663
Website development costs	6,500	(6,050)	450	6,500	(4,965)	1,535
Total intangible assets with definite lives	436,243	(90,195)	346,048	415,849	(75,735)	340,114
Total intangible assets	$1,094,143	$(90,195)	$1,003,948	$1,073,749	$(75,735)	$998,014
Amortization expense related to intangible assets included in depreciation and amortization expense was $7.6 million and $15.1 million for the quarter and two quarters ended July 4, 2021, respectively and $6.2 million and $12.6 million for the quarter and two quarters ended June 28, 2020, respectively.

Note 5 — Leases
The Company included the following amounts related to operating and finance assets and liabilities within the Condensed Consolidated Balance Sheets:

		As of
		July 4, 2021	January 3, 2021
Assets	Classification
Operating lease	Operating lease right of use asset, net	$414,096	$399,688
Finance lease	Property and equipment, net	24,236	23,556
Total leased assets		$438,332	$423,244
Liabilities
Current
Operating lease	Current operating lease liabilities	$46,763	$45,675
Finance lease	Current portion of long-term debt	3,985	6,245
Noncurrent
Operating lease	Noncurrent operating lease liabilities	390,962	376,099
Finance lease	Long-term debt, less current portion	22,293	19,979
Total leased liabilities		$464,003	$447,998
Lease costs were as follows:

		Quarter Ended		Two Quarters Ended
		July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Lease cost	Classification
Operating lease cost	Selling, general and administrative expense	$609	$755	$1,319	$1,573
Operating lease cost	Operating expenses	21,368	16,110	41,706	33,599
Short-term lease cost	Operating expenses	792	797	1,564	1,429
Variable lease costs	Operating expenses	4,218	676	7,297	3,888
Sublease income	Royalties and other revenues	(97)	(130)	(177)	(239)
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization expense	850	331	1,648	1,331
Interest on lease liabilities	Interest expense, net	$481	$836	$1,074	$1,062
Supplemental disclosures of cash flow information related to leases were as follows:

	Two Quarters Ended
	July 4, 2021	June 28, 2020
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45,889	$35,638
Operating cash flows from finance leases	984	971
Financing cash flows from finance leases	1,705	1,899
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	39,473	6,296
Finance leases	$1,788	$6,827
The Company did not record any lease termination costs in the quarter and two quarters ended July 4, 2021. Lease termination charges included in Other expenses, net were $1.7 million in the quarter and two quarters ended June 28, 2020.

Note 6 — Fair Value Measurements
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of July 4, 2021 and January 3, 2021:

	July 4, 2021
	Level 1	Level 2	Level 3
Assets:
401(k) mirror plan assets	$215	$—	$—
Commodity derivatives	—	1,890	—
Total Assets	$215	$1,890	$—
Liabilities:
Foreign currency derivative	—	393	—
Interest rate derivative	—	24,503	—
Total Liabilities	$—	$24,896	$—

	January 3, 2021
	Level 1	Level 2	Level 3
Assets:
401(k) mirror plan assets	$237	$—	$—
Foreign currency derivative	—	131	—
Commodity derivatives	—	420	—
Total Assets	$237	$551	$—
Liabilities:
Interest rate derivative	—	32,813	—
Total Liabilities	$—	$32,813	$—
There were no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the quarter ended July 4, 2021 and fiscal year ended January 3, 2021. The Company’s derivatives are valued using discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates.
Note 7 — Derivative Instruments
Commodity Price Risk
The Company uses forward contracts to protect against the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant, and the cost of gasoline used by its delivery vehicles. Management has not designated these forward contracts as hedges. As of July 4, 2021 and January 3, 2021, the total notional amount of commodity derivatives was 2.3 million and 3.0 million gallons of gasoline, respectively. They were scheduled to mature between July 5, 2021 and December 31, 2022 and January 4, 2021 and December 1, 2022, respectively. As of July 4, 2021 and January 3, 2021, the Company recorded an asset of $1.9 million and $0.4 million, respectively, related to the fair market values of its commodity derivatives. The settlement of commodity derivative contracts is reported in the Condensed Consolidated Statements of Cash Flows as a cash flow from operating activities.
Interest Rate Risk
The Company is exposed to interest rate risk related to its borrowing obligations. From time to time, the Company enters into interest rate swap arrangements to manage the risk. Management has designated the swap agreements as cash flow hedges and recognized the changes in the fair value of these swaps in other comprehensive income. As of July 4, 2021 and January 3, 2021, the Company has recorded liabilities of $24.5 million and $32.8 million, respectively, related to the fair market values of its interest rate derivatives. The cash flows associated with the interest rate swaps are reflected in the operating activities in the Condensed Consolidated Statements of Cash Flows, which is consistent with the classification as operating activities of the interest payments on the term loan.

Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency risk primarily from its investments in consolidated subsidiaries that operate in the United Kingdom, Ireland, Australia, New Zealand, Mexico and Japan. In order to mitigate foreign exchange fluctuations, the Company enters into foreign exchange forward contracts. Management has not designated these forward contracts as hedges. As of July 4, 2021 and January 3, 2021, the total notional amount of foreign exchange derivatives was $44.3 million and $26.7 million, respectively. They were scheduled to mature between July 2021 and September 2021, and in January 2021, respectively. The Company recorded a liability of $0.4 million and an asset of $0.1 million as of July 4, 2021 and January 3, 2021, respectively, related to the fair market values of its foreign exchange derivatives.
Quantitative Summary of Derivative Positions and Their Effect on Results of Operations
The following tables present the fair values of derivative instruments included in the Condensed Consolidated Balance Sheets as of July 4, 2021 and January 3, 2021, for derivatives not designated as hedging instruments and derivatives designated as hedging instruments, respectively. The Company only has cash flow hedges that are designated as hedging instruments.

	Derivatives Fair Value
Derivatives Not Designated as Hedging Instruments	July 4, 2021	January 3, 2021	Balance Sheet Location
Foreign currency derivatives	$—	$131	Prepaid expense and other current assets
Commodity derivatives	1,890	420	Prepaid expense and other current assets
	$1,890	$551
Foreign currency derivatives	$393	$—	Accrued liabilities
	$393	$—

	Derivatives Fair Value
Derivatives Designated as Hedging Instruments	July 4, 2021	January 3, 2021	Balance Sheet Location
Interest rate derivatives	$9,935	$10,235	Accrued liabilities
Interest rate derivatives	14,568	22,578	Other long-term obligations and deferred credits
	$24,503	$32,813
The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the quarter and two quarters ended July 4, 2021 and June 28, 2020 is as follows:

	Derivative Gain/(Loss) Recognized in Income for the Quarter Ended		Derivative Gain/(Loss) Recognized in Income for the Two Quarters Ended
Derivatives Designated as Hedging Instruments	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020	Location of Derivative Gain/(Loss) Recognized in Income
Loss on interest rate derivatives	$(2,561)	$(1,962)	$(5,091)	$(2,657)	Interest expense, net
	$(2,561)	$(1,962)	$(5,091)	$(2,657)

	Derivative Gain/(Loss) Recognized in Income for the Quarter Ended		Derivative Gain/(Loss) Recognized in Income for the Two Quarters Ended
Derivatives Not Designated as Hedging Instruments	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020	Location of Derivative Gain/(Loss) Recognized in Income
Gain/(loss) on foreign currency derivatives	$235	$(294)	$(375)	$185	Other non-operating income, net
Gain/(loss) on commodity derivatives	477	1,419	1,470	(874)	Other non-operating income, net
	$712	$1,125	$1,095	$(689)

Note 8 — Share-based Compensation

Restricted Stock Units (“RSUs”)
The Company and certain of its subsidiaries issue time-vested RSUs under their respective executive ownership plans and long-term incentive plans. The time-vested RSUs are awarded to eligible employees and non-employee directors and entitle the grantee to receive shares of common stock at the end of a vesting period. Certain RSUs vest in 54 months from the date of grant and include a minimum holding period of six months before the shareholder may redeem the shares. Certain RSUs granted during the second quarter of 2021 vest over a 60-month period subsequent to the grant date (with 60% vesting during the third year following the grant date, 20% vesting during the fourth year, and 20% vesting at the end of the 60-month term). Throughout the vesting period and the holding period, shareholders are subject to the market risk on the value of their shares. RSU activity under the Company’s various plans during the periods presented is as follows:

	Non-vested shares outstanding at January 3, 2021	Granted	RSU Dividend Equivalents	Vested	Forfeited	Non-vested shares outstanding at July 4, 2021
KKI(1)
RSUs	4,649,551	2,772,199	1,018,629	2,389,567	224,675	5,826,137
Weighted Average Grant Date Fair Value	$11.37	18.39	—	9.41	13.17	$13.46
KKUK
RSUs	404,568	—	—	351,500	—	53,068
Weighted Average Grant Date Fair Value	$12.45	—	—	12.22	—	$13.98
Insomnia Cookies
RSUs	29,279	15,173	—	—	3,488	40,964
Weighted Average Grant Date Fair Value	$68.87	97.77	—	—	78.31	$78.77
KK Australia
RSUs	1,844,241	78,534	—	—	—	1,922,775
Weighted Average Grant Date Fair Value	$1.48	1.45	—	—	—	$1.48
KK Mexico
RSUs	25,055	167	—	—	—	25,222
Weighted Average Grant Date Fair Value	$29.21	28.69	—	—	—	$29.21
1.For KKI RSU holders that did not vest upon IPO, dividend equivalent shares were granted after the IPO at a weighted average grant date fair value of zero. The vesting terms for the dividend equivalent shares are the same as the underlying RSUs. The KKI shares presented have been retroactively adjusted to give effect to the Stock Split and the Merger.
The Company recorded total non-cash compensation expense related to RSUs under the plans of $7.4 million and $9.8 million for the quarter and two quarters ended July 4, 2021, respectively, and $3.0 million and $6.2 million for the quarter and two quarters ended June 28, 2020, respectively.

The unrecognized compensation cost related to the unvested RSUs and the weighted-average period over which such cost is expected to be recognized are as follows:

	As of July 4, 2021
	Unrecognized compensation cost	Recognized over a weighted-average period of
KKI	$62,542	3.4 years
KKUK	327	0.9 years
Insomnia Cookies	2,426	3.4 years
KK Australia	944	1.2 years
KK Mexico	$654	4.0 years
The estimated fair value of restricted stock is calculated using a market approach (i.e. market multiple is used for the KKUK and Insomnia Cookies’ plans and an agreed-upon EBITDA buyout multiple is used for KK Australia and KK Mexico plans).
Time-Vested Stock Options
KKI issues time-vested stock options under its Omnibus Incentive Plan. The stock options are awarded to eligible employees and entitle the grantee to purchase shares of common stock at the respective exercise price at the end of a vesting period. Stock options vest over a 60-month period subsequent to the grant date (with 60% vesting during the third year following the grant date, 20% vesting during the fourth year, and 20% vesting at the end of the 60-month term), and as such are subject to a service condition. The maximum contractual term of the stock options is 10 years.
The fair value of time-vested stock options was estimated on the date of grant using the Black-Scholes option pricing model. This model is impacted by the Company’s stock price and certain assumptions related to the Company’s stock and employees’ exercise behavior. The expected term for stock options granted during fiscal year 2021 was estimated utilizing the simplified method. We utilized the simplified method because the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate assumption was based on yields of U.S. Treasury securities in effect at the date of grant with terms similar to the expected term. Expected volatility was estimated based on the Company’s historical volatility, and also considering historical volatility of peer companies over a period equivalent to the expected term. Additionally, the dividend yield was estimated based on dividends currently being paid on the underlying common stock at the date of grant. Estimated and actual forfeitures have not had a material impact on share-based compensation expense.
The following weighted-average assumptions were utilized in determining the fair value of the time-vested stock options granted during fiscal year 2021:

	Quarter Ended	Year Ended
	July 4, 2021	January 3, 2021
KKI
Risk-free interest rate	1.3%	—%
Expected volatility	34.4%	—%
Dividend yield	1.0%	—%
Expected term (years)	6.8 years	—

A summary of the status of the time-vested stock options as of January 3, 2021 and changes during fiscal year 2021 is presented below:

	Share options outstanding at				Share options outstanding at
	January 3, 2021	Granted	Exercised	Forfeited or expired	July 4, 2021
KKI
Options	—	2,817,398	—	—	2,817,398
Weighted Average Grant Date Fair Value	$—	$6.10	$—	$—	$6.10
Weighted Average Exercise Price	$—	$14.61	$—	$—	$14.61
Weighted Average Remaining Contractual Term (years)	—				9.8 years
Aggregate Intrinsic Value (in thousands)	$—				$12,714
The Company recorded total non-cash compensation expense related to the time-vested stock options of $0.9 million for the quarter and two quarters ended July 4, 2021.
The unrecognized compensation cost related to the unvested stock options and the weighted-average period over which such cost is expected to be recognized are as follows:

	As of July 4, 2021
	Unrecognized compensation cost	Recognized over a weighted-average period of
KKI	$16,313	3.4 years
No time-vested stock options under the KKI plan vested nor were exercised during the fiscal periods presented.
Note 9 — Income Taxes
For interim tax reporting, the Company estimates a worldwide annual effective tax rate and applies that rate to the year-to-date ordinary income/(loss). The tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.
The Company’s effective income tax rates were (195.60)% and (222.58)% for the quarter and two quarters ended July 4, 2021, respectively and 11.38% and 11.40% for the quarter and two quarters ended June 28, 2020, respectively. The Company’s effective income tax rate for the quarter and two quarters ended July 4, 2021 differed from the respective statutory rates primarily due to the revaluation of U.K. deferred taxes as a result of the increase in the corporate tax rate from 19.0% to 25.0% beginning in 2023 and disallowed executive compensation expense in connection with the IPO. The Company’s effective income tax rates were also impacted by the mix of income and taxes attributable to foreign jurisdictions.
Note 10 — Commitments and Contingencies
Pending Litigation
K2 Asia litigation
On April 7, 2009, a Cayman Islands corporation, K2 Asia Ventures and its owners filed a lawsuit in Forsyth County, North Carolina Superior Court against the Company, the Company’s franchisee in the Philippines and other persons associated with the franchisee. The suit alleges that the Company and the other defendants conspired to deprive the plaintiffs of claimed “exclusive rights” to negotiate franchise and development agreements with prospective franchisees in the Philippines and sought at least $3.0 million. The Company believes that these allegations lack merit and continues to vigorously defend against the lawsuit. The Company does not believe it is probable that a loss has been incurred with respect to this matter, and accordingly no liability related to it has been reflected in the accompanying Condensed Consolidated Financial Statements.

Insomnia Cookies litigation related to employee wages
Insomnia Cookies is currently a party to a class action lawsuit alleging violations of unfair competition, unpaid minimum wages, unpaid overtime, meal and rest period violations and unpaid premiums, failure to reimburse for business expenses, untimely paid wages, and violation of the California Private Attorneys General Act. Insomnia Cookies vigorously disputes these claims. On March 11, 2021, the parties participated in a mediation and reached a class wide settlement and release of claims in principle for $0.4 million, expected to be paid during the quarter ended October 3, 2021. The parties have executed a memorandum of understanding memorializing the key settlement terms and are in the process of finalizing long form settlement documents and seeking preliminary court approval of the settlement.
TSW Food, LLC litigation
On November 13, 2020, TSW Foods, LLC (“TSW”), a reseller of certain Krispy Kreme packaged products, filed a demand for arbitration and statement of claim alleging Anticipatory Repudiation of the Master Reseller Agreement, Breach of the Master Reseller Agreement, and Breach of the Implied Covenant of Good Faith and Fair Dealing. The Company intends to vigorously defend against TSW’s claims and prosecute its counterclaims. At this time the Company is unable to predict the outcome of this matter, the potential loss or range of loss, if any, associated with the resolution of this matter or any potential effect it may have on the Company or its operations.
Other Legal Matters
The Company also is engaged in various legal proceedings arising in the normal course of business. The Company maintains insurance policies against certain kinds of such claims and suits, including insurance policies for workers’ compensation and personal injury, all of which are subject to deductibles. While the ultimate outcome of these matters could differ from management’s expectations, management currently does not believe their resolution will have a material adverse effect on the Company’s Condensed Consolidated Financial Statements.
Other Commitments and Contingencies
One of the Company’s primary banks issued letters of credit on its behalf totaling $8.5 million and $14.0 million as of July 4, 2021 and January 3, 2021, respectively, a majority of which secure the Company’s reimbursement obligations to insurers under its self-insurance arrangements.
Note 11 — Related Party Transactions
As of July 4, 2021 and January 3, 2021, the Company had an equity ownership in two franchisees, KremeWorks USA, LLC (20% ownership) and KremeWorks Canada, L.P. (25% ownership), with an aggregate carrying value of $0.7 million and $0.9 million as of July 4, 2021 and January 3, 2021, respectively. Revenues from sales of ingredients and equipment to these franchisees were $1.9 million and $3.8 million for the quarter and two quarters ended July 4, 2021, respectively, and $1.7 million and $3.4 million for the quarter and two quarters ended June 28, 2020, respectively. Royalty revenues from these franchisees were $0.4 million and $0.7 million for the quarter and two quarters ended July 4, 2021, respectively, and $0.3 million and $0.6 million for the quarter and two quarters ended June 28, 2020. Trade receivables from these franchisees are included in Accounts receivable, net on the Condensed Consolidated Balance Sheets, which were $0.4 million and $0.4 million as of July 4, 2021 and January 3, 2021, respectively.
Keurig Dr Pepper Inc. (“KDP”), an affiliated company of JAB, licenses the Krispy Kreme trademark for the Company in the manufacturing of portion packs for the Keurig brewing system. KDP also sells beverage concentrates and packaged beverages to Krispy Kreme for resale through Krispy Kreme’s shops. Licensing revenues from KDP were $0.5 million and $1.0 million for the quarter and two quarters ended July 4, 2021, respectively, and $0.3 million and $0.8 million for the quarter and two quarters ended June 28, 2020, respectively.
The Company had service agreements with BDT Capital Partners, LLC (“BDT”), a minority investor in KKI, to provide advisory services to the Company, including valuation services related to certain acquisitions. The Company recognized expenses of $0.6 million related to the service agreements with BDT for the two quarters ended July 4, 2021, and $0.1 million and $0.6 million for the quarter and two quarters ended June 28, 2020, respectively. No related expenses were incurred for the quarter ended July 4, 2021.

In connection with valuation assistance provided by BDT in preparation for the IPO, the Company incurred costs of $6.3 million that are capitalized in additional paid-in capital for the quarter and two quarters ended July 4, 2021. No related costs were incurred for the quarter and two quarters ended June 28, 2020.
In connection with tax sharing arrangements with JAB and other JAB portfolio companies, the Company had a $7.4 million related party receivable from JAB and a $15.3 million related party payable to the other JAB portfolio companies offset by a $15.3 million income tax receivable due from taxing authorities as of January 3, 2021. No related party receivable or related party payable was due to JAB or other JAB portfolio companies as of July 4, 2021, as these amounts were settled. The related party receivable amounts were presented within Accounts receivable, net on the Condensed Consolidated Balance Sheet as of January 3, 2021.
The Company was party to a senior unsecured note agreement (the “original agreement”) with KK GP. In the original agreement, which was outstanding prior to fiscal year ended December 30, 2018, the aggregate principal amount was $283.1 million. In April 2019, the Company entered into an additional unsecured note with KK GP for $54.0 million (the “additional agreement”). As of January 3, 2021, the outstanding amount of principal and interest was $344.6 million. The note was paid off in full during the quarter ended July 4, 2021. The interest expense was $4.8 million and $10.4 million for the quarter and two quarters ended July 4, 2021, respectively, and $5.6 million and $11.1 million for the quarter and two quarters ended June 28, 2020.
The Company granted loans to employees of KKI, KKUK, KK Australia, KK Mexico and Insomnia Cookies for the purchase of shares in those subsidiaries. The loan balance was $3.8 million and $18.7 million as of July 4, 2021 and January 3, 2021, respectively, and it is presented as a reduction from Shareholders’ equity on the Condensed Consolidated Balance Sheet.
Note 12 — Revenue Recognition
Disaggregation of Revenues
Revenues are disaggregated as follows:

	Quarter Ended		Two Quarters Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Company shops, Branded Sweet Treat Line and DFD	$329,775	$218,336	$630,270	$448,950
Mix and equipment revenue from franchisees	11,448	18,272	24,538	39,194
Franchise royalties and other	7,963	8,364	16,187	18,044
Total net revenues	$349,186	$244,972	$670,995	$506,188
Other revenues include advertising fund contributions, rental income, development and franchise fees and licensing royalties from Keurig related to Krispy Kreme brands coffee sales.
Contract Balances
Deferred revenue subject to Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and related receivables are as follows:

	July 4, 2021	January 3, 2021	Balance Sheet Classification
Trade receivables, net of allowances of $954 and $1,437, respectively	$38,344	$39,624	Accounts receivables, net
Deferred revenue
Current	17,341	16,045	Accrued liabilities
Noncurrent	2,824	2,838	Other long-term obligations and deferred credits
Total deferred revenue	$20,165	$18,883

Note 13 — Net Loss per Share
The following table presents the calculations of basic and diluted EPS:

	Quarter Ended		Two Quarters Ended
(In thousands, except share and per share amounts)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net loss attributable to Krispy Kreme, Inc.	$(17,142)	$(12,630)	$(20,203)	$(24,145)
Adjustment to net loss attributable to common shareholders	(424)	(253)	(417)	(150)
Net loss attributable to common shareholders - Basic	$(17,566)	$(12,883)	$(20,620)	$(24,295)
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(120)	(18)	(145)	(27)
Net loss attributable to common shareholders - Diluted	$(17,686)	$(12,901)	$(20,765)	$(24,322)
Basic weighted average common shares outstanding	132,351,087	124,987,370	128,669,228	124,987,370
Dilutive effect of outstanding common stock options and RSUs	—	—	—	—
Diluted weighted average common shares outstanding	132,351,087	124,987,370	128,669,228	124,987,370
Loss per share attributable to common shareholders:
Basic	$(0.13)	$(0.10)	$(0.16)	$(0.19)
Diluted	$(0.13)	$(0.10)	$(0.16)	$(0.19)
Potential dilutive shares consist of unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes certain unvested RSUs granted under certain subsidiaries’ executive ownership plans and long-term incentive plans, because their inclusion would have been antidilutive. Refer to Note 8, Share-based Compensation, to the Condensed Consolidated Financial Statements for further information about the plans.
The following table summarizes the number of unvested RSUs excluded due to antidilution:

	Quarter Ended		Two Quarters Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
KKI	5,317,943	4,426,789	5,237,844	4,356,259
KKUK	3,258	416,068	3,258	416,068
Insomnia Cookies	—	24,069	—	26,175
KK Australia	—	—	—	—
KK Mexico	—	—	—	—
The 2,817,398 KKI time-vested stock options were also excluded from the computations for the quarter and two quarters ended July 4, 2021 due to antidilution.
Note 14 — Segment Reporting
The Company conducts business through the three reportable segments: U.S. and Canada, International, and Market Development. Unallocated corporate costs are excluded from the Company’s measurement of segment performance. These costs include general corporate expenses.
The reportable segment results are as follows:

	Quarter Ended		Two Quarters Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net revenues:
U.S. and Canada	$230,918	$184,255	$453,388	$354,705
International	89,237	34,412	155,743	95,071
Market Development	29,031	26,305	61,864	56,412
Total net revenues	$349,186	$244,972	$670,995	$506,188

	Quarter Ended		Two Quarters Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Segment adjusted EBITDA:
U.S. and Canada	$28,285	$27,551	$55,848	$49,188
International	23,673	1,618	39,021	12,811
Market Development	9,858	7,880	20,749	18,585
Corporate	(9,423)	(7,580)	(16,822)	(14,671)
	52,393	29,469	98,796	65,913
Interest expense, net	9,793	9,711	18,042	18,355
Interest expense — related party(1)	4,821	5,566	10,387	11,132
Income tax expense/(benefit)	9,923	(1,500)	10,608	(2,912)
Depreciation and amortization expense	25,194	18,097	48,595	37,184
Share-based compensation	8,290	2,970	10,658	6,141
Employer payroll taxes related to share-based compensation	841	—	841	—
Other non-operating income, net(2)	(416)	(2,660)	(858)	(112)
New York City flagship Hot Light Theater Shop opening(3)	—	1,667	—	4,239
Strategic initiatives(4)	—	5,661	—	9,274
Acquisition and integration expenses(5)	223	812	2,375	4,423
Shop closure expenses(6)	—	2,786	—	2,786
Restructuring and severance expenses(7)	1,336	—	1,336	—
IPO-related expenses(8)	6,727	—	10,203	—
Other(9)	657	(1,956)	1,983	(1,964)
Net Loss	$(14,996)	$(11,685)	$(15,374)	$(22,633)

1.Consists of interest expense related to the Related Party Notes which were paid off in full during the quarter ended July 4, 2021.
2.Primarily foreign translation gains and losses in each period.
3.Consists of pre-opening costs related to our New York City flagship Hot Light Theater Shop opening, including shop design, rent, and additional consulting and training costs incurred and reflected in selling, general and administrative expenses.
4.The quarter and two quarters ended June 28, 2020 consists mainly of consulting and advisory fees, personnel transition costs, and network conversion and set-up costs related to the transformation of the Company’s legacy wholesale business in the United States.
5.Consists of acquisition and integration-related costs in connection with the Company’s business and franchise acquisitions, including legal, due diligence, consulting and advisory fees incurred in connection with acquisition-related activities for the applicable period.
6.Includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment.
7.Consists of severance and related benefits costs associated with the Company’s realignment of the Company shop organizational structure to better support the DFD and Branded Sweet Treat Line businesses.
8.Includes consulting and advisory fees incurred in connection with preparation for the Company’s IPO.
9.The quarter and two quarters ended July 4, 2021 consist primarily of legal expenses incurred on matters described in Note 10, Commitments and Contingencies. The quarter and two quarters ended June 28, 2020 consists primarily of a gain on the sale of land.

Note 15 — Subsequent Events
The Company evaluated subsequent events and transactions for potential recognition or disclosure in the Condensed Consolidated Financial Statements through August 17, 2021, the date the Condensed Consolidated Financial Statements were available to be issued. All subsequent events requiring recognition and disclosure have been incorporated into these Condensed Consolidated Financial Statements.
On July 7, 2021, the Company repaid in full and terminated the Term Loan Facility with a cash outflow of $500.7 million, which included $0.7 million of accrued interest.
During July 2021, the Company took a drawdown of $100.0 million on the 2019 Facility’s (as defined below) revolving credit facility in part to fund IPO-related items discussed in Note 1, Description of Business and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements. Subsequent to the quarter ended July 4, 2021 and through August 9, 2021 the Company also repaid a cumulative $65.0 million on the 2019 Facility’s revolving credit facility, to reduce the outstanding balance on the revolving credit facility to $40.0 million as of August 9, 2021. This repayment activity in part was funded by the underwriters’ exercise of the over-allotment option discussed in Note 1.
During August 2021, the Company granted 431,115 RSUs to certain employees. The estimated fair value of the RSUs was $6.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes included in our Annual Report included in our IPO Prospectus for the year ended January 3, 2021, and in other reports filed subsequently with the SEC. This discussion contains forward-looking statements that involve risks and uncertainties. The words “believe,” “may,” “could,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Such forward-looking statements are based on certain assumptions and estimates that we consider reasonable but are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial conditions, business, prospects, growth strategy and liquidity. Accordingly, there are, or will be, important factors that could cause our actual results to differ materially from those indicated in these statements. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results could differ materially from the forward-looking statements included herein. These forward-looking statements are made only as of the date of this document, and we do not undertake any obligation, other than as may be required by applicable law, to update or revise any forward-looking or cautionary statement to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise.

Overview
Krispy Kreme is one of the most beloved and well-known sweet treat brands in the world. Our iconic Original Glazed® doughnut is universally recognized for its hot-off-the-line, melt-in-your-mouth experience. Krispy Kreme operates in 30 countries through its unique network of fresh Doughnut Shops, partnerships with leading retailers, and a rapidly growing Ecommerce and delivery business. Our purpose of touching and enhancing lives through the joy that is Krispy Kreme guides how we operate every day and is reflected in the love we have for our people, our communities, and the planet.
Our second quarter ended July 4, 2021 demonstrated powerful momentum and illustrates the continued and successful execution of our strategy:
•Increasing purchase frequency through marketing, innovation, and Ecommerce. Year to date, our marketing and innovation generated approximately 16.3 billion media impressions, largely driven by the success of our vaccine program and innovative product rollouts around the world. In addition, Ecommerce drove 19% of global company shop sales, representing strong progress as we continue to expand our Ecommerce platforms.
•Increasing availability of our fresh doughnuts through new points of access as we execute on our omni-channel strategy. In the first half of the year alone, we have added 1,300 points of access, driven by the transition from our legacy wholesale business to DFD.
•Increasing profitability, largely driven by broader application of the Hub and Spoke model. During our second quarter ended July 4, 2021 we grew our Adjusted EBITDA margin by 300 basis points to 15.0%, and we are investing in additional labor and delivery routes in order to expand our points of access through DFD and other channels.
The following table presents a summary of our financial results for the periods presented:

	Quarter Ended			Two Quarters Ended
(in thousands except percentages)	July 4, 2021	June 28, 2020	% Change	July 4, 2021	June 28, 2020	% Change
Total Net Revenues	$349,186	$244,972	42.5%	$670,995	$506,188	32.6%
Net Loss	(14,996)	(11,685)	-28.3%	(15,374)	(22,633)	32.1%
Adjusted Net Income	20,469	5,780	254.1%	38,095	16,891	125.5%
Adjusted EBITDA	52,393	29,469	77.8%	98,796	65,913	49.9%
We generated 22.5% and 15.2% organic revenue growth for the quarter and two quarters ended July 4, 2021, respectively.

We operate and report financial information on a 52 or 53-week year with the fiscal year ending on the Sunday closest to December 31. The additional week in a 53-week fiscal year is added to the fourth fiscal quarter, resulting in a 14-week quarter. The quarters ended July 4, 2021 and June 28, 2020 were both 13-week periods.
We conduct our business through the following three reported segments:
•U.S. and Canada: reflects all of our Company-owned operations in the United States and Canada, including our Krispy Kreme and Insomnia Cookies shops, DFD and our Branded Sweet Treat Line.
•International: reflects all of our Krispy Kreme Company-owned operations in the U.K. and Ireland (“U.K./Ireland”), Australia, New Zealand and Mexico, including their respective DFD operations.
•Market Development: reflects our franchise operations across the globe. It also includes our Company-owned operations in Japan, which belonged to a franchise that we acquired in December 2020. Our franchise operations include franchisee royalties and sales of doughnut mix, other ingredients, supplies and doughnut-making equipment to franchisees.
All of our segments offer Hot Light Theater Shops, Fresh Shops, and DFD. Hot Light Theater Shops feature our famous glaze waterfalls and “Hot Now” light, with 87% of U.S. locations featuring drive-thru capability. Fresh Shops are smaller Doughnut Shops and kiosks, without manufacturing capabilities, selling fresh doughnuts delivered daily from Hub (as defined below) locations. DFD represents Krispy Kreme branded product within high traffic grocery and convenience locations, selling fresh doughnuts delivered daily from Hub locations.
Only our U.S. and Canada segment offers Insomnia Cookies and our Branded Sweet Treat Line. Our Branded Sweet Treat Line was launched in mid-2020 and is our line of Krispy Kreme-branded packaged sweet treats intended to extend our consumer reach with shelf-stable, high quality products available through grocery, mass merchandise, and convenience locations.
Key Performance Indicators and Non-GAAP Measures
We monitor the key business metrics and non-GAAP metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The calculation of the key business metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.
Throughout this Quarterly Report on Form 10-Q, we utilize “global points of access” as a key performance indicator. Global points of access reflect all locations at which fresh doughnuts or cookies can be purchased. We define global points of access to include all Hot Light Theater Shops, Fresh Shops, DFD doors and Cookie Shops, at both Company-owned and franchise locations as of the end of the respective reporting period. We monitor global points of access as a metric that informs the growth of our omni-channel presence over time and believe this metric is useful to investors to understand our footprint in each of our segments and by asset type.

The following table presents our global points of access, by segment and type, as of the end of the second quarter of 2021, second quarter of 2020 and fiscal 2020, respectively:

	Global Points of Access (1)
	Quarter Ended		Fiscal Year Ended
	July 4, 2021	June 28, 2020	January 3, 2021
U.S. and Canada: (2)
Hot Light Theater Shops	237	176	229
Fresh Shops	56	45	47
Cookie Shops	199	175	184
DFD doors (3)	5,067	1,923	4,137
Total	5,559	2,319	4,597
International:
Hot Light Theater Shops	28	27	28
Fresh Shops	354	354	348
DFD doors	2,264	1,657	1,986
Total	2,646	2,038	2,362
Market Development: (4)
Hot Light Theater Shops	113	168	119
Fresh Shops	739	705	732
DFD doors (3)	518	405	465
Total	1,370	1,278	1,316
Total global (as defined)	9,575	5,635	8,275
Total Hot Light Theater Shops	378	371	376
Total Fresh Shops	1,149	1,104	1,127
Total Cookie Shops	199	175	184
Total Shops	1,726	1,650	1,687
Total DFD Doors	7,849	3,985	6,588
Total global points of access (as defined)	9,575	5,635	8,275
1.Excludes Branded Sweet Treat Line distribution points and legacy wholesale business doors.
2.Includes points of access that were acquired from franchisees in the United States during the first quarter of fiscal 2021 and the second half of fiscal 2020. These points of access were previously included in the Market Development segment. See Note 2, Acquisitions, to our Condensed Consolidated Financial Statements for further information.
3.DFD doors for both the U.S. and Canada and Market Development segments exclude legacy wholesale doors, which have been declining consistent with our strategy to evolve our legacy wholesale business to focus on the new DFD model and our new Branded Sweet Treat Line. As of July 4, 2021 legacy wholesale doors for the U.S. and Canada and the Market Development segments were substantially eliminated.
4.Includes locations in Japan, which were acquired in December 2020 and are now Company-owned. As of the end of July 4, 2021, there were three Hot Light Theater Shops, 46 Fresh Shops and 53 DFD doors in Japan operating. As of the end of January 3, 2021, there were three Hot Light Theater Shops, 40 Fresh Shops and 24 DFD doors in Japan operating. All remaining points of access in the Market Development segment relate to our franchisee business.
As of July 4, 2021, we had 9,575 global points of access, with 1,726 Krispy Kreme and Insomnia Cookies branded shops and 7,849 DFD doors. We plan to continue adding new locations and expanding our Ecommerce and delivery platform in order to extend the availability of our products.
We also utilize “Hubs” as a key performance indicator. Our transformation is driven by the implementation of an omni-channel strategy to reach more customers where they are and drive revenue growth, and this strategy is supported by a capital-efficient Hub and Spoke distribution model that provides a route to market and powers profitability. Our Hot Light Theater shops and Doughnut Factories serve as centralized production facilities (“Hubs”). From these Hubs, we deliver doughnuts to our fresh shops and DFD doors (“Spokes”) through an integrated network of company-operated delivery routes, ensuring quality and freshness.

	Hubs
	Quarter Ended		Fiscal Year Ended
	July 4, 2021	June 28, 2020	January 3, 2021
U.S. and Canada:
Hot Light Theater Shops (1)	233	175	226
Doughnut Factories	5	7	5
Total	238	182	231
Hubs with Spokes	114	88	113
International:
Hot Light Theater Shops (1)	25	27	27
Doughnut Factories	12	9	9
Total	37	36	36
Hubs with Spokes	37	36	36
Market Development:
Hot Light Theater Shops (1)	112	165	116
Doughnut Factories	26	25	26
Total	138	190	142
Total Hubs	413	408	409
1.Includes only Hot Light Theater Shops and excludes Mini Theaters. A Mini Theater is a spoke location that produces hot doughnuts.
Total Hubs increased by 5 from the second quarter of fiscal 2020 to the second quarter of fiscal 2021 driven by our development activity globally, which included new Hubs opened in the U.S., the U.K., and Mexico, among other locations. Hubs with Spokes for the U.S. and Canada segment increased by 26 from the second quarter of fiscal 2020 to the second quarter of fiscal 2021 driven by both acquisition of franchisee Hubs and our efforts to add points of access to existing Hubs.
For the U.S. and Canada segment, the average number of Spokes per Hub with Spokes was 44.9 and 22.4 as of July 4, 2021 and June 28, 2020, respectively, with growth driven primarily by the DFD transformation. For the International segment, the average number of Spokes per Hub with Spokes was 70.8 and 55.9 as of July 4, 2021 and June 28, 2020, respectively, with growth driven primarily by new customer listings.
Non-GAAP Measures
We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”); however, management evaluates our results of operations using, among other measures, organic revenue growth, adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), and Adjusted Net Income as we believe these non-GAAP measures are useful in evaluating our operating performance.
These non-GAAP financial measures are not universally consistent calculations, limiting their usefulness as comparative measures. Other companies may calculate similarly titled financial measures differently than we do or may not calculate them at all. Additionally, these non-GAAP financial measures are not measurements of financial performance under GAAP. In order to facilitate a clear understanding of our consolidated historical operating results, you should examine our non-GAAP financial measures in conjunction with our historical Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q.
Organic Revenue Growth
We define “organic revenue growth” as the growth in revenues, excluding (i) acquired shops owned by us for less than twelve months following their acquisition, (ii) the impact of foreign currency exchange rate changes, and (iii) the impact of revenues generated during the 53rd week for those fiscal years that have a 53rd week based on our fiscal calendar defined in the “Overview” section. See “Results of Operations” for our organic growth calculations for the periods presented.
Adjusted EBITDA and Adjusted Net Income

We define “Adjusted EBITDA” as earnings before interest expense, net (including interest payable to related parties), income tax expense/(benefit), and depreciation and amortization, with further adjustments for share-based compensation, certain strategic initiatives, acquisition and integration expenses, and other certain non-recurring, infrequent or non-core income and expense items. Adjusted EBITDA enables operating performance to be reviewed across reporting periods on a consistent basis and is one of the principal measures used by management to evaluate and monitor our operating performance.
We define “Adjusted Net Income” as net loss adjusted for interest expense – related party, share-based compensation, certain strategic initiatives, acquisition and integration expenses, amortization of acquisition-related intangibles, the tax impact of adjustments and other certain non-recurring, infrequent or non-core income and expense items.
Adjusted EBITDA and Adjust Net Income have certain limitations, including adjustments for income and expense items that are required by GAAP. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as share-based compensation. Our presentation of Adjusted EBITDA and Adjusted Net Income should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using Adjusted EBITDA and Adjusted Net Income supplementally.
The following tables present a reconciliation of net loss to Adjusted EBITDA and net loss to Adjusted Net Income for the periods presented:

	Quarter Ended		Two Quarters Ended
(in thousands)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net income/(loss)	$(14,996)	$(11,685)	$(15,374)	$(22,633)
Interest expense, net	9,793	9,711	18,042	18,355
Interest expense — related party(1)	4,821	5,566	10,387	11,132
Income tax expense/(benefit)	9,923	(1,500)	10,608	(2,912)
Depreciation and amortization expense	25,194	18,097	48,595	37,184
Share-based compensation	8,290	2,970	10,658	6,141
Employer payroll taxes related to share-based compensation	841	—	841	—
Other non-operating income, net(2)	(416)	(2,660)	(858)	(112)
New York City flagship Hot Light Theater Shop opening(3)	—	1,667	—	4,239
Strategic initiatives(4)	—	5,661	—	9,274
Acquisition and integration expenses(5)	223	812	2,375	4,423
Shop closure expenses(6)	—	2,786	—	2,786
Restructuring and severance expenses(7)	1,336	—	1,336	—
IPO-related expenses(8)	6,727	—	10,203	—
Other(9)	657	(1,956)	1,983	(1,964)
Adjusted EBITDA	$52,393	$29,469	$98,796	$65,913

	Quarter Ended		Two Quarters Ended
(in thousands)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net income/(loss)	$(14,996)	$(11,685)	$(15,374)	$(22,633)
Interest expense — related party(1)	4,821	5,566	10,387	11,132
Share-based compensation	8,290	2,970	10,658	6,141
Employer payroll taxes related to share-based compensation	841	—	841	—
Other non-operating income, net(2)	(416)	(2,660)	(858)	(112)
New York City flagship Hot Light Theater Shop opening(3)	—	1,667	—	4,239
Strategic initiatives(4)	—	5,661	—	9,274
Acquisition and integration expenses(5)	223	812	2,375	4,423
Shop closure expenses(6)	—	2,786	—	2,786
Restructuring and severance expenses(7)	1,336	—	1,336	—
IPO-related expenses(8)	6,727	—	10,203	—
Other(9)	657	(1,956)	1,983	(1,964)
Amortization of acquisition related intangibles(10)	7,627	6,192	15,076	12,572
KKI Term Loan Facility interest and debt issuance costs(11)	2,341	—	2,341	—
Tax impact of adjustments(12)	(798)	(3,573)	(4,820)	(8,967)
Tax specific adjustments(13)	3,816	—	3,947	—
Adjusted net income	$20,469	$5,780	$38,095	$16,891
1.Consists of interest expense related to the Related Party Notes which were paid off in full during the quarter ended July 4, 2021.
2.Primarily foreign translation gains and losses in each period.
3.Consists of pre-opening costs related to our New York City flagship Hot Light Theater Shop opening, including shop design, rent, and additional consulting and training costs incurred and reflected in selling, general and administrative expenses.
4.The quarter and two quarters ended June 28, 2020 consists mainly of consulting and advisory fees, personnel transition costs, and network conversion and set-up costs related to the transformation of the Company’s legacy wholesale business in the United States.
5.Consists of acquisition and integration-related costs in connection with the Company’s business and franchise acquisitions, including legal, due diligence, consulting and advisory fees incurred in connection with acquisition-related activities for the applicable period.
6.Includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment.
7.Consists of severance and related benefits costs associated with the Company’s realignment of the Company shop organizational structure to better support the DFD and Branded Sweet Treat Line businesses.
8.Includes consulting and advisory fees incurred in connection with preparation for the Company’s IPO.
9.The quarter and two quarters ended July 4, 2021 consist primarily of legal expenses incurred on matters described in Note 10, Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements. The quarter and two quarters ended June 28, 2020 consists primarily of a gain on the sale of land.
10.Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the consolidated statements of operations.
11.Includes interest expense of $0.6 million and debt issuance costs of $1.7 million incurred and recognized as expenses in the quarter ended July 4, 2021 in connection with the extinguishment of the KKI Term Loan Facility within four business days of receipt of the net proceeds from the IPO.
12.Tax impact of adjustments calculated applying the applicable statutory rates. The quarter and two quarters ended July 4, 2021 also include the impact of disallowed executive compensation expense incurred in connection with the IPO.
13.The quarter and two quarters ended July 4, 2021 consist primarily of the effect of the U.K. 2023 statutory tax rate change from 19.0% to 25.0% on existing temporary differences.

Sales Per Hub
In order to measure the effectiveness of our Hub and Spoke model, we use “Sales per Hub” on a trailing twelve month basis, which includes all revenue generated from a Hub and its associated Spokes. Sales per Hub, also known as Fresh Revenues per Average Hub with Spokes, equals Fresh Revenues from Hubs with Spokes, divided by the average number of Hubs with Spokes during the period. Fresh Revenues include product sales generated from our Doughnut Shop business (including Ecommerce and delivery), as well as DFD sales, but excluding sales from our legacy wholesale business and our Branded Sweet Treat Line. It also excludes all Insomnia Cookies revenues as the measure is focused on the Krispy Kreme business. The Average Hub with Spokes for a period is calculated as the simple average of the number of Hubs with Spokes at the end of the current period and the number of Hubs with Spokes at the end of the comparative period.
Sales per Hub was as follows for each of the periods below:

	Trailing Four Quarters Ended	Fiscal Year Ended
(in thousands, unless otherwise stated)	July 4, 2021	January 3, 2021	December 29, 2019
U.S. and Canada:
Revenues	$881,400	$782,717	$587,522
Non-Fresh Revenues (1)	(82,271)	(128,619)	(112,051)
Fresh Revenues from Insomnia Cookies and Hubs without Spokes (2)	(389,762)	(323,079)	(271,067)
Sales from Hubs with Spokes	409,367	331,019	204,404
Sales per Average Hub with Spokes (millions)	3.6	3.5	3.2

International:
Sales from Hubs with Spokes (3)	$290,857	$230,185	$223,115
Sales per Average Hub with Spokes (millions)	8.0	6.4	8.3
1.Includes legacy wholesale business revenues and Branded Sweet Treat Line revenues.
2.Includes Insomnia Cookies revenues and Fresh Revenues generated by Hubs without Spokes.
3.Total International net revenues is equal to Fresh Revenues from Hubs with Spokes for that business segment.
In the U.S. and Canada, we reached average Sales per Hub of $3.6 million, up from $3.5 million in the full year 2020 and up from $3.2 million at the beginning of our transformation in 2019. In our International markets, where the Hub and Spoke model is most developed, Sales per Hub reached $8.0 million, up from $6.4 million the previous year. As we further extend the Hub and Spoke model into existing and new markets around the world, we expect to see this measure continue to grow.
Significant Events and Transactions
COVID-19
From the onset of the COVID-19 pandemic, our first priority has been ensuring the health and safety of our employees, partners, and consumers, and compliance with applicable health and safety regulations. The COVID-19 pandemic has, to date, impacted our business both positively and negatively.
The COVID-19 pandemic resulted in the temporary closure of certain Krispy Kreme shops beginning in the first quarter of fiscal 2020, with the most significant temporary closures occurring internationally, including the U.K./Ireland, Australia, New Zealand and Mexico. Our U.S. and Canada segment began its recovery in April 2020, fueled by consumer adoption of Ecommerce channels and promotions. Sales were slower to recover in our International segment, with the most significant impact in Europe being in the second quarter of fiscal 2020, as our entire U.K./Ireland market was heavily impacted by shop closures over a ten week period, leading to substantial lost revenue and profits.

As of the end of the second quarter of 2021, approximately 98% of global system-wide shops were operational. All Krispy Kreme shops in the U.S. and Canada were operational. All but one Insomnia Cookies shops were also operational throughout the second quarter of fiscal 2021, with the one temporary shop closure not relating to COVID-19 impacts. The International segment experienced a strong recovery during the second quarter of fiscal 2021, with the U.K. seeing a return to in-shop dining during the quarter. All shops within Australia, New Zealand, and Mexico were also operational as of the end of the quarter, with reduced impact related to in-shop dining limitations and operating hours. We continue to monitor situations in these countries for potential impacts in future quarters due to new COVID-19 cases and related imposed restrictions.
Certain international franchise markets within the Market Development segment were more heavily impacted by COVID-19 restrictions during the second quarter of fiscal 2021, with 45% of shops operating at reduced hours and only 50% with lobby dining open as of the end of the quarter. However, other markets saw a rebound in performance during the second quarter due to the lifting of restrictions, leading to an overall trend of improved performance for Market Development.
Executing on our Transformation Strategy
Our omni-channel strategy continues to perform well, which is evident in our strong organic growth through the first two quarters of fiscal 2021. This strategy is underpinned by the growth of our Hub and Spoke model, which is how we operate our fresh doughnut network. Our Hot Light Theater Shops and Doughnut Factories serve as our Hubs. From these Hubs, we deliver doughnuts to our Fresh Shops, DFD doors, and Ecommerce channels through an integrated network of company-operated delivery routes, ensuring quality and freshness.
In the second half of fiscal 2019, we implemented a DFD model that is enabled by our Hot Light Theater Shops and Doughnut Factories. The net increase of 1,261 DFD doors globally from the end of fiscal 2020 contributed to organic revenue growth during the second quarter of fiscal 2021. We plan to continue adding new DFD doors to expand the availability of our products to consumers, regardless of where they shop. Due to the highly incremental off-site fresh doughnut revenues leveraging the production capacity of our existing Hubs, we believe the strategy of DFD expansion to reach new consumers is important to the long-term penetration of our brand and products in new markets, as demonstrated by the strong historical performance of our business in the International segment.
Continued Strength of Insomnia Cookies
Insomnia Cookies’ digital-first approach continues to drive strong performance, supporting meaningful organic revenue growth in the second quarter of fiscal 2021. In the quarter, Insomnia Cookies opened its CookieLab flagship shop in Philadelphia, which is an extension of Insomnia’s research and development lab designed for sweet treat lovers of all ages to enjoy cookie innovation and customization.
Growing the Branded Sweet Treat Line
Our Branded Sweet Treat Line continues to gain momentum as production ramps up, in-store merchandising improves, and store count grows. Our Branded Sweet Treat Line is available at approximately 6,300 locations across 17 different retailers. Branded Sweet Treats in the second quarter demonstrated strong sequential growth as we brought to market three new varieties: S’mores Bites, Key Lime Crullers and Chocolate Crullers. Branded Sweet Treat item velocities are strong, leading to the addition of new grocery customers and expansion of shelf-spaces, number of items carried, and increased merchandising opportunities with current customers. In addition, higher volumes create production efficiencies that further our ability to sell into new channels and customers, and this virtuous cycle makes us confident in the line’s continued growth in the quarters ahead.
Strategic Franchise Acquisitions
From the start of fiscal 2018 through the end of the second quarter of 2021, we have invested $465.6 million to acquire a significant number of our franchised Krispy Kreme shops, completing transactions with 24 franchisees to acquire control of 165 shops in the United States and 304 shops internationally. In the second quarter of fiscal 2021, we did not acquire any franchised Krispy Kreme shops, however we will continue to assess individual markets in determining whether franchise acquisitions would be accretive to continued sales and profitability growth. We believe increasing control in our system has allowed us to more rapidly and efficiently deploy our omni-channel model. Internationally, we have generally focused on acquiring franchise shops in our largest and most strategic growth markets, including the U.K./Ireland, Australia, New Zealand and Mexico, among others, which we believe provide a strong base for future organic growth.

Components of Revenues and Expenses
Product sales
Product sales include revenues derived from (1) the sale of doughnuts, cookies and complementary products on-premises and to DFD and Branded Sweet Treat Line customers and (2) the sale of doughnut mix, other ingredients and supplies and doughnut-making equipment to our franchisees.
Royalties and other revenues
Royalties and other revenues are derived primarily from ongoing royalties and advertising fees charged to franchisees, which are based on a percentage of franchisee net sales, development fees and initial franchise fees relating to franchise rights and new shop openings, and other revenue, including licensing revenues from our arrangement with Keurig for use in the manufacturing of portion packs for the Keurig brewing system.
Product and distribution costs
Product and distribution costs includes mainly raw material (principally sugar, flour, wheat, oil and their derivatives) and production costs (including labor) related to doughnuts, cookies, other sweet treats, doughnut mix, packaging, and logistics costs related to raw materials.
Operating expenses
Operating expenses consist of expenses primarily related to Company-operated shops including payroll and benefit costs for service employees at Company-operated locations, Hub & Spoke driver and delivery costs, rent and utilities, expenses associated with Company operations, costs associated with procuring materials from vendors and other shop-level operating cost. Based on current macroeconomic trends, operating expenses relating to certain commodity prices (for example, fuel) and shop labor are expected to increase in the second half of fiscal 2021.
Selling, general and administrative expenses
Selling, general and administrative expenses, or “SG&A”, include management and support personnel (including field personnel in corporate support functions), including salaries and benefits (including share-based compensation), travel, compliance, information technology and professional fees. We expect our SG&A expenses to increase in future periods, particularly as we continue to expand our operations globally, develop new products and enhancements for existing products and as we begin to operate as a public company, including as a result of costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, increased share based compensation expense related to grants of options to purchase shares of our common stock and restricted stock units to certain of our employees and directors, and increased expenses for insurance, investor relations and accounting expense.
Marketing expenses
Marketing expenses include costs associated with marketing our products, including advertising and other brand promotional activities.
Pre-opening costs
Pre-opening costs include labor, rent, utilities and other expenses that are required as part of the setup and use of a new shop, prior to generating sales. Pre-opening costs also include costs to integrate acquired franchises back into the Company-owned model, which typically occur with the relevant shop closed over a one to three-day period subsequent to acquisition. Pre-opening costs do not include expenses related to strategic planning (for example, new site lease negotiations), which are recorded in SG&A.
Other expenses, net
Other expenses, net include asset impairment charges, shop closing costs, gain or loss on disposal of assets, and other miscellaneous expenses and income.

Depreciation and amortization expense
Depreciation and amortization expense includes depreciation of fixed assets and amortization of intangible assets which do not have indefinite lives.
Income taxes
We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Potential accrued interest and penalties related to unrecognized tax benefits within operations are recognized as a component of interest expense and other expenses.

Results of Operations
The following comparisons are historical results and are not indicative of future results which could differ materially from the historical financial information presented.
Quarter ended July 4, 2021 compared to the Quarter ended June 28, 2020
The following table presents our unaudited condensed consolidated results of operations for the quarter ended July 4, 2021 and the quarter ended June 28, 2020:

	Quarter Ended
	July 4, 2021		June 28, 2020		Change
(in thousands except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$341,223	97.7%	$236,608	96.6%	$104,615	44.2%
Royalties and other revenues	7,963	2.3%	8,364	3.4%	(401)	-4.8%
Total net revenues	349,186	100.0%	244,972	100.0%	104,214	42.5%
Product and distribution costs	85,017	24.3%	68,958	28.1%	16,059	23.3%
Operating expenses	157,877	45.2%	104,221	42.5%	53,656	51.5%
Selling, general and administrative expense	60,930	17.4%	41,487	16.9%	19,443	46.9%
Marketing expenses	10,052	2.9%	8,575	3.5%	1,477	17.2%
Pre-opening costs	1,752	0.5%	2,863	1.2%	(1,111)	-38.8%
Other (income)/expenses, net	(761)	-0.2%	1,339	0.5%	(2,100)	-156.8%
Depreciation and amortization expense	25,194	7.2%	18,097	7.4%	7,097	39.2%
Operating income/(loss)	9,125	2.6%	(568)	-0.2%	9,693	1706.5%
Interest expense, net	9,793	2.8%	9,711	4.0%	82	0.8%
Interest expense – related party	4,821	1.4%	5,566	2.3%	(745)	-13.4%
Other non-operating income, net	(416)	-0.1%	(2,660)	-1.1%	2,244	84.4%
Loss before income taxes	(5,073)	-1.5%	(13,185)	-5.4%	8,112	61.5%
Income tax expense/(benefit)	9,923	2.8%	(1,500)	-0.6%	11,423	761.5%
Net loss	(14,996)	-4.3%	(11,685)	-4.8%	(3,311)	-28.3%
Net income attributable to noncontrolling interest	2,146	0.6%	945	0.4%	1,201	127.1%
Net loss attributable to Krispy Kreme, Inc.	$(17,142)	-4.9%	$(12,630)	-5.2%	$(4,512)	-35.7%
Product sales: Product sales increased $104.6 million, or 44.2%, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021. Approximately $37.9 million of the increase in product sales was attributable to shops acquired from franchisees. Sales growth was also partially driven by adverse COVID-19 impacts in the comparative period.
Royalties and other revenues: Royalties and other revenues decreased $0.4 million, or 4.8%, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021, reflecting the impact of the acquisition of KK Japan in the fourth quarter of 2020.

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the quarter ended July 4, 2021 and the quarter ended June 28, 2020:

(in thousands except percentages)	U.S. and Canada	International	Market Development	Total Company
Total net revenues in second quarter of fiscal 2021	$230,918	$89,237	$29,031	$349,186
Total net revenues in second quarter of fiscal 2020	184,255	34,412	26,305	244,972
Total Net Revenues Growth	46,663	54,825	2,726	104,214
Total Net Revenues Growth %	25.3%	159.3%	10.4%	42.5%
Impact of acquisitions	(39,429)	—	1,750	(37,679)
Impact of foreign currency translation	—	(11,499)	—	(11,499)
Organic Revenue Growth	$7,234	$43,326	$4,476	$55,036
Organic Revenue Growth %	3.9%	125.9%	17.0%	22.5%
Total net revenue growth of $104.2 million, or approximately 42.5%, and organic revenue growth of $55.0 million, or approximately 22.5%, was driven by increasing availability through new points of access and the omni-channel model, particularly the expansion of spokes, including DFD doors, for existing Hubs with Spokes during the second quarter of fiscal 2021.
U.S. and Canada segment net revenue growth was driven by a combination of franchise acquisitions (17 shops in the first quarter of fiscal 2021 and 51 shops in the second half of fiscal 2020) and by strong organic revenue growth. U.S. and Canada net revenue grew $46.7 million, or approximately, 25.3%, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021 and U.S. and Canada organic revenue grew $7.2 million, or approximately 3.9%, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021. Our strategic expansion of the Krispy Kreme DFD programs contributed to organic revenue growth with added points of access and continued growth at existing DFD doors. Additionally, the launch of our Branded Sweet Treat Line in June of 2020, as well as the addition of new customers in the second quarter of fiscal 2021, provided additional organic revenue growth which we expect to continue to grow as we expand this business to new customers and channels. Insomnia Cookies also contributed to the organic revenue growth in the second quarter of fiscal 2021, with strong sales driven by limited time offers and promotions as compared to a comparative quarter in 2020 heavily impacted by COVID-19 and college campus closures. Organic growth for the second quarter of fiscal 2021 was partially offset by a $27.1 million withdrawal in revenue from our legacy wholesale business, reflecting the evolution of the DFD business and the discontinuance of certain legacy extended shelf-life products sold through that channel. Throughout 2021, we expect to continue to see expansion of new fresh points of access, but they will be partially offset by the exit of the legacy wholesale business which occurred mostly through the back half of 2020.
Our International segment net revenue grew $54.8 million, or approximately 159.3%, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021 and International organic revenue grew $43.3 million, or approximately 125.9%, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021. Organic growth in the quarter was driven by restrictions being lifted in the United Kingdom, where COVID-19 had led to a nearly complete closure of the business, as well as a strong DFD and ecommerce performance. Australia, New Zealand, Ireland, and Mexico also contributed to organic growth while lapping the second quarter of 2020, which was heavily impacted by COVID-19 disruptions.
Our Market Development net revenue grew $2.7 million, or approximately 10.4%, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021, driven mainly by the acquisition of KK Japan in the final quarter of 2020. Market Development organic revenue grew $4.5 million, or approximately 17.0%, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021, driven mainly by improved market conditions for international franchise locations as COVID-19 restrictions in certain key markets continued to ease.
Product and distribution costs (exclusive of depreciation and amortization): Product and distribution costs increased $16.1 million, or 23.3%, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021, largely in line with and attributable to the same factors as our revenue growth.
Product and distribution costs as a percentage of revenue decreased by approximately 380 basis points from 28.1% in the second quarter of fiscal 2020 to 24.3% in the second quarter of fiscal 2021. This decrease was primarily driven by our International segment which experienced strong top-line revenue growth for the second quarter of fiscal 2021 as COVID-19 restrictions were lifted, out-pacing expenses. The U.S. and Canada business also contributed to the basis point improvement as in the second quarter of fiscal 2020 we had one time costs associated with launching our Branded Sweet Treat Line that was not yet operational at the beginning of that quarter.
Operating expenses: Operating expenses increased $53.7 million, or 51.5%, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021, driven mainly by franchise acquisitions, new shop openings, labor investments, and lower operating expenses incurred during the second quarter of fiscal 2020 as a result of COVID-19 with lower than normal labor costs a result of temporary shop closures.
Operating expenses as a percentage of revenue increased approximately 270 basis points, from 42.5% in the second quarter of fiscal 2020 to 45.2% in the second quarter of fiscal 2021, driven mainly by the impact of franchisee acquisitions, which resulted in additional operating expenses that are needed to run company-owned operations versus franchises. This was particularly evident in the Market Development segment where the acquisition of KK Japan contributed to an increase of approximately $5.6 million of operating expenses. Additionally, we have invested in labor to drive expansion of DFD points of access and to accommodate staffing for our post-COVID-19 recovery. As COVID-19 restrictions lift, the business is incurring more overtime and training costs compared to the second quarter of fiscal 2020 when many shops were operating with reduced staffing. The increase in operating expenses as a percentage of revenue was partially offset by the COVID-19 impacts on our International businesses in the second quarter of fiscal 2020. In the second quarter of fiscal 2020, International markets continued to incur fixed cost despite shutdowns.
Selling, general and administrative expense: Selling, general and administrative expenses increased $19.4 million, or 46.9%, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021. The increase was driven mainly by costs related to the preparation for our IPO ($6.7 million), increased share-based compensation expense related to the accelerated vesting of certain employee restricted stock units in conjunction with the IPO (as well as the re-loading of executive units and stock options during the second quarter of fiscal 2021), and by SG&A expenses incurred by franchise shops acquired subsequent to the second quarter of fiscal 2020 ($3.9 million). As a percentage of revenue, SG&A expenses increased approximately 50 basis points, from 16.9% in the second quarter of fiscal 2020 to 17.4% in the second quarter of fiscal 2021 primarily because of the impacts described prior, which were somewhat offset by top-line revenue growth in the International segment out-pacing expenses.
Marketing expenses: Marketing expenses increased $1.5 million, or 17.2%, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021, primarily driven by spend associated with the increased revenues during the quarter. As a percentage of revenue, marketing expenses decreased approximately 60 basis points, from 3.5% in the second quarter of fiscal 2020 to 2.9% in the second quarter of fiscal 2021 driven by heavier spend related to our Acts of Joy marketing initiative at the beginning of the second quarter of fiscal 2020 in response to the COVID-19 pandemic.
Pre-opening costs: Pre-opening costs decreased $1.1 million, or 38.8%, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021, primarily driven by costs associated with our expansion in NYC in the second quarter of fiscal 2020, including expenses incurred as we prepared for the opening of our NYC flagship Hot Light Theater Shop later in 2020.
Depreciation and amortization expense: Depreciation and amortization expense increased $7.1 million, or 39.2%, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021, primarily driven by the impact of acquired franchises and depreciation resulting from increased capital expenditures.
Interest expense - related party: Interest expense with related parties decreased $0.7 million or 13.4%, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021, driven by paying off our Related Party Notes in full with KK GP during the quarter.
Income tax expense/(benefit): Income tax expense of $9.9 million in the second quarter ended of fiscal 2021 was driven by the revaluation of U.K. deferred taxes as a result of the increase in the corporate tax rate from 19.0% to 25.0% beginning in 2023 and disallowed executive compensation expense in connection with the IPO. The Company’s tax expense was also impacted by the mix of income between the U.S. and foreign jurisdictions.
Net income attributable to noncontrolling interest: Net income attributable to noncontrolling interest for the second quarter of fiscal 2021 increased $1.2 million, or 127.1%, from the second quarter of fiscal 2020, reflecting stronger earnings allocated to the shareholders of consolidated subsidiaries, particularly Insomnia Cookies and the U.K./Ireland.

Results of Operations by Segment – Quarter ended July 4, 2021 compared to the Quarter ended June 28, 2020
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Quarter Ended		Change
(in thousands except percentages)	July 4, 2021	June 28, 2020	$	%
Adjusted EBITDA
U.S. and Canada	$28,285	$27,551	$734	2.7%
International	23,673	1,618	22,055	1363.1%
Market Development	9,858	7,880	1,978	25.1%
Corporate	(9,423)	(7,580)	(1,843)	24.3%
Total Adjusted EBITDA (1)	$52,393	$29,469	$22,924	77.8%
1.    Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net loss.
U.S. and Canada Adjusted EBITDA increased $0.7 million, or 2.7%, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021, primarily driven by the sales increase of 25.3%. In particular, the Insomnia Cookies business saw significant EBITDA margin expansion compared to the second quarter of fiscal 2020 due to the top-line revenue growth. We also saw efficiency benefits of our DFD expansion and improving traffic in NYC. When compared to the second quarter of 2020, at the height of the pandemic when our lobbies were sometimes closed, labor costs have increased, impacting overall EBITDA growth. As we continue to expand our Hub and Spoke model in more cities, we are also hiring more employees or “Krispy Kremers” than ever before, as we take on newly-acquired shops, add routes and transition to DFD.
International Adjusted EBITDA increased $22.1 million, or 1,363.1%, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021, primarily driven by revenue growth of 159.3% due the adverse impacts of the COVID-19 pandemic on our international markets during the second quarter of fiscal 2020. Revenue growth significantly out-paced expense growth, leading to higher margins consistent with these more established Hub and Spoke markets. We expect the International segment to continue to contribute to strong EBITDA performance as the markets have rebounded well to match or exceed their performance prior to the pandemic.
Market Development Adjusted EBITDA increased $2.0 million, or 25.1%, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021 driven mainly by improved market conditions for international franchise locations as COVID-19 restrictions in certain key markets continued to ease.

Two Quarters ended July 4, 2021 compared to the Two Quarters ended June 28, 2020
The following table presents our unaudited condensed consolidated results of operations for the two quarters ended July 4, 2021 and June 28, 2020:

	Two Quarters Ended
	July 4, 2021		June 28, 2020		Change
(in thousands except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$654,808	97.6%	$488,144	96.4%	$166,664	34.1%
Royalties and other revenues	16,187	2.4%	18,044	3.6%	(1,857)	-10.3%
Total net revenues	670,995	100.0%	506,188	100.0%	164,807	32.6%
Product and distribution costs	165,014	24.6%	137,106	27.1%	27,908	20.4%
Operating expenses	305,418	45.5%	220,000	43.5%	85,418	38.8%
Selling, general and administrative expense	110,467	16.5%	82,569	16.3%	27,898	33.8%
Marketing expenses	19,559	2.9%	16,689	3.3%	2,870	17.2%
Pre-opening costs	3,143	0.5%	6,300	1.2%	(3,157)	-50.1%
Other (income)/expenses, net	(4,006)	-0.6%	2,510	0.5%	(6,516)	-259.6%
Depreciation and amortization expense	48,595	7.2%	37,184	7.3%	11,411	30.7%
Operating income	22,805	3.4%	3,830	0.8%	18,975	495.4%
Interest expense, net	18,042	2.7%	18,355	3.6%	(313)	-1.7%
Interest expense – related party	10,387	1.5%	11,132	2.2%	(745)	-6.7%
Other non-operating income, net	(858)	-0.1%	(112)	—%	(746)	-666.1%
Loss before income taxes	(4,766)	-0.7%	(25,545)	-5.0%	20,779	81.3%
Income tax expense/(benefit)	10,608	1.6%	(2,912)	-0.6%	13,520	464.3%
Net loss	(15,374)	-2.3%	(22,633)	-4.5%	7,259	32.1%
Net income attributable to noncontrolling interest	4,829	0.7%	1,512	0.3%	3,317	219.4%
Net loss attributable to Krispy Kreme, Inc	$(20,203)	-3.0%	$(24,145)	-4.8%	$3,942	16.3%
Product sales: Product sales increased $166.7 million, or 34.1%, from the first two quarters of fiscal 2020 to the first two quarters of fiscal 2021. Approximately $72.3 million of the increase in product sales was attributable to shops acquired from franchisees.
Royalties and other revenues: Royalties and other revenues decreased $1.9 million, or 10.3%, from the first two quarters of fiscal 2020 to the first two quarters of fiscal 2021, reflecting the impact of franchise acquisitions, mainly KK Japan.
The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the two quarters ended July 4, 2021 and June 28, 2020:

(in thousands except percentages)	U.S. and Canada	International	Market Development	Total Company
Total net revenues in first two quarters of fiscal 2021	$453,388	$155,743	$61,864	$670,995
Total net revenues in first two quarters of fiscal 2020	354,705	95,071	56,412	506,188
Total Net Revenues Growth	98,683	60,672	5,452	164,807
Total Net Revenues Growth %	27.8%	63.8%	9.7%	32.6%
Impact of acquisitions	(71,134)	—	(390)	(71,524)
Impact of foreign currency translation	—	(16,462)	—	(16,462)
Organic Revenue Growth	$27,549	$44,210	$5,062	$76,821
Organic Revenue Growth %	7.8%	46.5%	9.0%	15.2%

Total net revenue growth of $164.8 million, or approximately 32.6%, and organic revenue growth of $76.8 million, or approximately 15.2%, was driven by the continued and successful execution of our growth strategy and transformation deploying our omni-channel approach globally. We have continued to increase availability through new points of access and the omni-channel model, particularly the expansion of spokes, including DFD doors, for existing Hubs with Spokes during the first two quarters of fiscal 2021.
U.S. and Canada segment net revenue growth, which reflects franchise acquisitions (17 shops in the first quarter of fiscal 2021 and 51 shops in the second half of fiscal 2020), was also driven by strong organic revenue growth. U.S. and Canada net revenue grew $98.7 million, or approximately 27.8% from the first two quarters of fiscal 2020 to the first two quarters of fiscal 2021 and U.S. and Canada organic revenue grew $27.5 million, or approximately 7.8%, for the period, primarily driven by our adaptation to changing consumer behavior in response to the COVID-19 pandemic as well as new Krispy Kreme and Insomnia Cookies shop openings, strong DFD growth, and successful limited time offers. Our strategic expansion of the DFD programs contributed to net revenue and organic revenue growth with added points of access. Additionally, the Krispy Kreme U.S. and Canada business was more heavily impacted by COVID-19 temporary closures during the first fiscal quarter of 2020, aiding the organic growth for the first two quarters of fiscal 2021. U.S. and Canada segment net revenue growth was also driven by the expansion of our Ecommerce and delivery channels, particularly compared to the first fiscal quarter of 2020. Organic growth was partially offset by a $57.9 million withdrawal in revenue from our legacy wholesale business, reflecting the evolution of the DFD business and the discontinuance of certain legacy extended shelf-life products sold through that channel.
Our International segment net revenue grew $60.7 million, or approximately 63.8%, from the first two quarters of fiscal 2020 to the first two quarters of fiscal 2021. International organic revenue grew $44.2 million, or approximately 46.5%, from the first two quarters of fiscal 2020 to the first two quarters of fiscal 2021, driven mainly by successfully leveraging our Hub and Spoke model with added points of access and by COVID-19 restrictions being lifted compared to 2020. Despite certain ongoing COVID-19 restrictions in place during the first fiscal quarter of 2021, our international markets experienced a strong rebound in the second fiscal quarter of 2021, helped by our continued increase in global Ecommerce penetration, the expansion of DFD doors, and successful leverage of limited time offers and promotions.
Our Market Development segment net revenue grew $5.5 million, or approximately 9.7%, from the first two quarters of fiscal 2020 to the first two quarters of fiscal 2021, driven mainly by the acquisition of KK Japan in the final quarter of fiscal 2020. Market Development organic revenue grew $5.1 million, or approximately 9.0%, from the first two quarters of fiscal 2020 to the first two quarters of fiscal 2021, driven mainly by improved market conditions for international franchise locations as COVID-19 restrictions in certain key markets began to ease.
Product and distribution costs (exclusive of depreciation and amortization): Product and distribution costs increased $27.9 million, or 20.4%, from the first two quarters of fiscal 2020 to the first two quarters of fiscal 2021, largely in line with and attributable to the same factors as our revenue growth.
 Product and distribution costs as a percentage of revenue decreased by approximately 250 basis points from 27.1% in the first two quarters of fiscal 2020 to 24.6% in the first two quarters of fiscal 2021. The U.S. and Canada business contributed to the basis point improvement as in the first two quarters of fiscal 2020 we had one time costs associated with launching our Branded Sweet Treat Line that was not yet operational at the beginning of the second quarter of fiscal 2020.
Operating expenses: Operating expenses increased $85.4 million, or 38.8%, from the first two quarters of fiscal 2020 to the first two quarters of fiscal 2021, driven mainly by franchise acquisitions and new shop openings.
Operating expenses as a percentage of revenue increased approximately 200 basis points, from 43.5% in the first two quarters of fiscal 2020 to 45.5% in the first two quarters of fiscal 2021 driven mainly by the impact of franchisee acquisitions, which resulted in additional operating expenses which are needed to run company-owned operations versus franchises. This was particularly evident in the Market Development segment where the acquisition of KK Japan contributed to an increase of approximately $11.6 million of operating expenses. Additionally, we have invested in labor to drive expansion of DFD points of access and to accommodate staffing for our post-COVID-19 recovery. As COVID-19 restrictions lift, the business is incurring more overtime costs and training costs as the shops work to meet the demand driven by the increase in foot traffic. This is contrasted with a first two quarters of fiscal 2020 which saw labor reductions due to temporary shop closures.

Selling, general and administrative expense: Selling, general and administrative expenses increased $27.9 million, or 33.8%, from the first two quarters of fiscal 2020 to the first two quarters of fiscal 2021. The increase was driven mainly by an increase in costs related to the preparation for our IPO ($10.2 million), increased share-based compensation expense related to the accelerated vesting of certain employee restricted stock units in conjunction with the IPO (as well as the re-loading of executive units and stock options during the second quarter of fiscal 2021), and by SG&A expenses incurred by franchise shops acquired subsequent to the second quarter of fiscal 2020 ($7.6 million). As a percentage of revenue, SG&A expenses increased approximately 20 basis points, from 16.3% in the first two quarters of fiscal 2020 to 16.5% in the first two quarters of fiscal 2021 primarily because of the impacts described prior, which were offset by top-line revenue growth for Insomnia Cookies and the International segment out-pacing expenses.
Marketing expenses: Marketing expenses increased $2.9 million, or 17.2%, from the first two quarters of fiscal 2020 to the first two quarters of fiscal 2021, primarily driven by spend associated with the increased revenues during the two quarters.
Pre-opening costs: Pre-opening costs decreased $3.2 million, or 50.1%, from the first two quarters of fiscal 2020 to the first two quarters of fiscal 2021, primarily driven by $2.4 million pre-opening expenses associated with our expansion in NYC in the second half of fiscal 2020, including expenses incurred as we prepared for the opening of our NYC flagship Hot Light Theater Shop later in 2020.
Other (income)/expenses, net: Other income, net of $4.0 million in the first two quarters of fiscal 2021 was primarily driven by one-time COVID-19 related business interruption insurance proceeds of approximately $3.5 million in the U.K./Ireland in the first quarter of fiscal 2021.
Depreciation and amortization expense: Depreciation and amortization expense increased $11.4 million, or 30.7%, from the first two quarters of fiscal 2020 to the first two quarters of fiscal 2021, primarily driven by the impact of acquired franchises and depreciation resulting from increased capital expenditures.
Interest expense - related party: Interest expense with related parties decreased $0.7 million, or 6.7% from the first two quarters of fiscal 2020 to the first two quarters of fiscal 2021, driven by paying off our Related Party Notes in full with KK GP during the second quarter of 2021.
Income tax expense/(benefit): Income tax expense of $10.6 million in the first two quarters of fiscal 2021 was driven by the revaluation of U.K. deferred taxes as a result of the increase in the corporate tax rate from 19.0% to 25.0% beginning in 2023 and disallowed executive compensation in connection with the IPO. The Company’s tax expense was also impacted by the mix of income between the U.S. and foreign jurisdictions.
Net income attributable to noncontrolling interest: Net income attributable to noncontrolling interest for the first two quarters of fiscal 2021 increased $3.3 million, or 219.4%, from the first two quarters of fiscal 2020, reflecting stronger earnings allocated to the shareholders of consolidated subsidiaries, particularly, Insomnia Cookies, WKS Krispy Kreme and the U.K./Ireland.

Results of Operations by Segment – Two Quarters ended July 4, 2021 compared to the Two Quarters ended June 28, 2020
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Two Quarters Ended		Change
(in thousands except percentages)	July 4, 2021	June 28, 2020	$	%
Adjusted EBITDA
U.S. and Canada	$55,848	$49,188	$6,660	13.5%
International	39,021	12,811	26,210	204.6%
Market Development	20,749	18,585	2,164	11.6%
Corporate	(16,822)	(14,671)	(2,151)	14.7%
Total Adjusted EBITDA (1)	$98,796	$65,913	$32,883	49.9%
1.    Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net loss.
U.S. and Canada Adjusted EBITDA increased $6.7 million, or 13.5%, from the first two quarters of fiscal 2020 to the first two quarters of fiscal 2021, primarily driven by the revenue growth of 27.8%. Our strategic expansion of the DFD programs contributed to this growth with added points of access. The Insomnia Cookies business saw significant EBITDA margin expansion compared to the first two quarters of fiscal 2020 due to the top-line revenue growth. This offset margin decline for the Krispy Kreme U.S. and Canada business which was impacted by increased near-term costs, primarily related to labor and training, as well as our investments in labor to drive expansion of our DFD points of access. The Krispy Kreme U.S. and Canada business also saw increased occupancy costs as a percentage of revenue in part due to NYC rents (including Times Square), and incremental costs from our Branded Sweet Treat Line (initiatives which currently have higher operational expenses compared to the prior comparative period that have not yet been absorbed by the sales generated). Towards the end of the second quarter of fiscal 2021 we began to see improved margins for the Krispy Kreme U.S. and Canada business related to the NYC market along with the Branded Sweet Treats Line which, coupled with continued growth of the DFD business should contribute to EBITDA margin expansion as these businesses mature.
International Adjusted EBITDA increased $26.2 million, or 204.6%, from the first two quarters of fiscal 2020 to the first two quarters of fiscal 2021, primarily driven by revenue growth of 63.8% due to strong DFD performance as well as widespread impacts of the COVID-19 pandemic on our international markets during 2020, particularly in the U.K./Ireland. The U.K. government eased COVID-19 restrictions during the second quarter of 2021, allowing for in-shop dining. We expect the International segment to continue to contribute to strong EBITDA performance as the markets have rebounded well to match (or exceed) their performance prior to the pandemic. Additionally, during the first quarter of fiscal 2021, the U.K./Ireland received one-time insurance proceeds of $3.5 million which helped to offset continued COVID-19 impacts during the first quarter of fiscal 2021.
Market Development Adjusted EBITDA increased $2.2 million, or 11.6%, from the first two quarters of fiscal 2020 to the first two quarters of fiscal 2021 driven mainly by improved market conditions for international franchise locations as COVID-19 restrictions in certain key markets continued to ease.
Capital Resources and Liquidity
Our principal sources of liquidity to date have included cash from operating activities, cash on hand, amounts available under our credit facility, and commercial trade financing including our SCF Program (as defined below). Our primary use of liquidity is to fund the cash requirements of our business operations, including working capital needs, capital expenditures, acquisitions and other commitments.

Our future obligations primarily consist of our debt and lease obligations, as well as commitments under ingredient and other forward purchase contracts. As of January 3, 2021, we had the following future obligations:
•    An aggregate principal amount of $806.3 million outstanding under the 2019 Facility;
•    An aggregate principal amount of $337.1 million outstanding under the Related Party Notes;
•    Non-cancellable future minimum operating lease payments totaling $645.0 million;
•    Non-cancellable future minimum finance lease payments totaling $43.7 million; and
•    Purchase commitments under ingredient and other forward purchase contracts of $48.3 million.
As of July 4, 2021, our outstanding principal amount under the 2019 Facility was $643.8 million. The reduction from the balance as of January 3, 2021 included a net paydown of $145.0 million on the revolving credit facility and cumulative quarterly term loan repayments of $17.5 million, which were funded mainly by capital contributions from shareholders and other minority interests in the second quarter of fiscal 2021.
On June 10, 2021, we entered into the Term Loan Facility. On June 17, 2021, we borrowed $500.0 million under the Term Loan Facility. The borrowings under the Term Loan Facility bore an all-in interest rate of 2.68175%. As of July 4, 2021, our outstanding principal amount under the Term Loan Facility was $500.0 million. The Term Loan Facility was subsequently paid off in full and terminated on July 7, 2021, primarily using the net IPO proceeds with the difference being partially funded by a drawdown of $100.0 million on the 2019 Facility’s revolving credit facility. The Term Loan Facility would have matured on the earlier of (i) June 10, 2022 and (ii) within four business days following consummation of the IPO. The principal outstanding under the Term Loan Facility is presented within Current portion of long-term debt on the Condensed Consolidated Balance Sheet as of July 4, 2021.
As of July 4, 2021, we had no outstanding amount payable under the Related Party Notes as the balance was paid off in full in the second quarter of fiscal 2021.
We had cash and cash equivalents of $37.5 million as of January 3, 2021 and $37.4 million as of July 4, 2021. We believe that our existing cash and cash equivalents and debt facilities will be sufficient to fund our operating and capital needs for at least the next twelve months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending to acquire franchises, the growth of our presence in new markets and the expansion of our omni-channel model in existing markets. We may enter into arrangements in the future to acquire or invest in complementary businesses, services and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations and financial condition would be adversely affected.
Cash Flows
We generate significant cash from operations and have substantial credit availability and capacity to fund operating and discretionary spending such as capital expenditures and debt repayments. Our requirement for working capital is not significant because our customers pay us in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the vendor of such items. The following table and discussion present, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities:

	Two Quarters Ended
(in thousands)	July 4, 2021	June 28, 2020
Net cash provided by operating activities	$56,845	$13,936
Net cash used for investing activities	(86,261)	(40,705)
Net cash provided by financing activities	30,553	215,254

Cash Flows Provided by Operating Activities
Cash provided by operations totaled $56.8 million for the first two quarters of fiscal 2021, an increase of $42.9 million compared with the amount for the first two quarters of fiscal 2020. Cash provided by operations increased primarily due to operating results producing a smaller net loss in the first two quarters of fiscal 2021 due in part to impacts on business operations during the COVID-19 pandemic in the first two quarters of fiscal 2020. The increase also reflected an improvement of approximately $6.9 million from working capital management primarily as a result of changes in accounts receivable and inventories balances.
We have undertaken broad efforts to improve our working capital position and cash generation, in part by negotiating longer payment terms with vendors. We have an agreement with a third-party administrator which allows participating vendors to track our payments, and if voluntarily elected by the vendor, to sell payment obligations from us to financial institutions (the “Supply Chain Financing Program” or the “SCF Program”). Our typical payment terms for trade payables range to 180 days outside of the SCF Program, depending on the type of vendors and the nature of the supplies or services. For vendors under the SCF Program, we have established payable terms ranging up to, but not exceeding, 360 days. When participating vendors elect to sell one or more of our payment obligations, our rights and obligations to settle the payables on their contractual due date are not impacted. We have no economic or commercial interest in a vendor’s decision to enter into these agreements and the financial institutions do not provide us with incentives such as rebates or profit sharing under the SCF Program. We agree on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and as the terms are not impacted by the SCF Program, such obligations are classified as trade payables. Our increased use of the SCF programs has continued through the two quarters ended July 4, 2021.
Cash Flows Used for Investing Activities
Cash used for investing activities totaled $86.3 million for the first two quarters of fiscal 2021, an increase in investment of $45.6 million compared with the first two quarters of fiscal 2020. The increase is primarily due to $33.9 million cash used for acquisitions of franchised shops in the first two quarters of fiscal 2021 (compared to no acquisitions completed in the first two quarters of fiscal 2020) and an incremental $8.7 million of property and equipment purchases.
Cash Flows Provided by Financing Activities
Cash provided by financing activities totaled $30.6 million for the first two quarters of fiscal 2021, a decrease of $184.7 million compared with the first two quarters of fiscal 2020. The decrease was mainly driven by a $260.0 million draw down on the revolving credit facility during the first quarter of fiscal 2020, which was related to cash preservation at the onset of the COVID-19 pandemic, offset by a combined $97.5 million repayment of long-term debt and lease obligations in the first two quarters of fiscal 2020. As described above, in the first two quarters of fiscal 2021, we had a net $162.5 million outflow relating to the 2019 Facility and paid off the entire $337.1 million outstanding principal balance of the Related Party Notes. Additionally, shareholders and noncontrolling interests contributed $174.2 million of capital, partially offset by $40.4 million of distributions and $102.7 million of share repurchases. We also entered into the $500.0 million Term Loan Facility agreement, which was subsequently paid off in full on July 7, 2021 using the IPO proceeds and additional funding under the 2019 Facility.
We utilize various card products issued by financial institutions to facilitate purchases of goods and services. By using these products, we may receive differing levels of rebates based on timing of repayment. The payment obligations under these cards products are classified as structured payables on our Condensed Consolidated Balance Sheets and the associated cash flows are included in the financing section of our Condensed Consolidated Statement of Cash Flows. During the two quarters ended July 4, 2021, and June 28, 2020, the cash generated under the various purchase cards was $2.5 million and $37.7 million, respectively.
Debt
Related Party Notes
We were previously party to a senior unsecured note agreement with KK GP for an aggregate principal amount of $283.1 million. In April 2019, we entered into an additional unsecured note with KK GP for $54.0 million (such notes together, the “Related Party Notes”). As of January 3, 2021, the outstanding amount of principal and interest was $344.6 million. The Related Party Notes were paid off in full during the second quarter of fiscal 2021. The interest expense was $4.8 million and $10.4 million for the quarter and two quarters ended July 4, 2021, respectively, and $5.6 million and $11.1 million for the quarter and two quarters ended June 28, 2020, respectively.

Term Loan Facility
On June 10, 2021, we entered into the Term Loan Facility. On June 17, 2021, we borrowed $500.0 million under the Term Loan Facility. The borrowings under the Term Loan Facility bore an all-in interest rate of 2.68175%. As of July 4, 2021, our outstanding principal amount under the Term Loan Facility was $500.0 million. The Term Loan Facility was subsequently paid off in full and terminated on July 7, 2021, primarily using the net IPO proceeds with the difference being partially funded by a drawdown of $100.0 million on the 2019 Facility’s revolving credit facility. The Term Loan Facility would have matured on the earlier of (i) June 10, 2022 and (ii) within four business days following consummation of the IPO. The interest expense was $2.3 million for the quarter and two quarters ended July 4, 2021, which included $1.7 million of debt issuance costs incurred and recognized as expenses.
2019 Facility
On June 13, 2019, we entered into a credit agreement (the “2019 Facility”). The 2019 Facility provides for senior secured credit facilities in the form of $700.0 million in aggregate principal of term loans and $300.0 million of revolving capacity. Borrowings under the 2019 Facility are subject to an interest rate of one-month LIBOR plus 2.25% if our Total Net Leverage Ratio (as defined in the 2019 Facility) equals or exceeds 4.00 to 1.00, 2.00% if our Total Net Leverage Ratio is less than 4.00 to 1.00 but greater than or equal to 3.00 to 1.00 or 1.75% if our Total Net Leverage Ratio is less than 3.00 to 1.00, as determined under the 2019 Facility. We are required to make equal installments of 1.25% of the aggregate closing date principal amount of the term loans on the last business day of each fiscal quarter. All remaining term loan and revolving loan balances are to be due five years from the initial closing date.
Under the terms of the 2019 Facility, we are subject to a requirement to maintain a Total Net Leverage Ratio of less than 5.50 to 1.00 as of July 4, 2021, which reduces to 5.00 to 1.00 by April 2, 2023. The Total Net Leverage Ratio under the 2019 Facility is defined as the ratio of (a) Total Indebtedness (as defined in the 2019 Facility, which includes all debt and finance lease obligations) minus unrestricted cash and cash equivalents to (b) a defined calculation of adjusted EBITDA (“2019 Facility Adjusted EBITDA”) for the most recently ended Test Period (as defined in the 2019 Facility). The 2019 Facility Adjusted EBITDA for purposes of these restrictive covenants includes incremental adjustments beyond those included in our Adjusted EBITDA non-GAAP measure. Specifically, the 2019 Facility Adjusted EBITDA definition includes pro forma impact of EBITDA to be received from new shop openings and acquisitions for periods not yet in operation, certain acquisition related synergies and cost optimization activities and incremental add-backs for pre-opening costs and for COVID-19 expenses and lost profits. Our Total Net Leverage Ratio was 2.92 to 1.00 as of the end of the second quarter of fiscal 2021 compared to 3.98 to 1.00 as of the end of fiscal 2020, primarily due to the favorable impact of capital contributions from shareholders in 2021.
We were in compliance with the financial and other covenants related to the 2019 Facility as of July 4, 2021, and expect to remain in compliance over the next 12 months. If we are unable to meet the 2019 Facility financial or other covenants in future periods, it may negatively impact our liquidity by limiting our ability to draw on the revolving credit facility, could result in the lenders accelerating the maturity of such indebtedness and foreclosing upon the collateral pledged thereunder, and could require the replacement of the 2019 Facility with new sources of financing, which there is no guaranty we could secure.
At the beginning of the third quarter of fiscal 2021, we amended the 2019 Facility to allow for financial reporting at the KKI legal entity level and to allow for KKI to be guarantor of the obligations of its subsidiary KKDI under the 2019 Facility.
Critical Accounting Policies and Estimates
Our Condensed Consolidated Financial Statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q have been prepared in conformity with U.S. GAAP. The preparation of the Condensed Consolidated Financial Statements requires the use of judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our Condensed Consolidated Financial Statements. Actual results could differ from the estimates made by management.
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our IPO Prospectus.

New Accounting Pronouncements
Refer to Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a detailed description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Effects of Changing Prices – Inflation
We are exposed to the effects of commodity price fluctuations in the cost of ingredients of our products, of which flour, sugar and shortening are the most significant. We have demonstrated an ability to manage inflationary cost increases effectively due to rapid inventory turnover, ability to adjust pricing of our products, and from time to time we may enter into forward contract for supply through our vendors for raw materials which are ingredients of our products or which are components of such ingredients, including wheat and soybean oil. We are also exposed to the effects of commodity price fluctuations in the cost of gasoline used by our delivery vehicles. To mitigate the risk of fluctuations in the price of our gasoline purchases, we may directly purchase commodity futures contracts.
Interest Rate Risk
We are exposed to changes in interest rates on any borrowings under our debt facilities, which bear interest based on the one-month LIBOR (with a floor of zero). Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in LIBOR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps on $505.0 million notional of our $643.8 million of outstanding debt under the 2019 Facility as of July 4, 2021, which we account for as cash flow hedges. Based on the $138.8 million of unhedged outstanding as of July 4, 2021, a 100 basis point increase in the one-month LIBOR would result in a $1.4 million increase in interest expense for a twelve-month period, while a 100 basis point decrease would result in the floor of zero and thus a decrease in interest expense of $0.2 million for a twelve-month period based on the daily average of the one-month LIBOR through the fiscal quarter ended July 4, 2021.
The Financial Conduct Authority in the U.K. intends to phase out LIBOR by the end of 2023. We have negotiated terms in consideration of this discontinuation and do not expect that the discontinuation of the LIBOR rate, including any legal or regulatory changes made in response to its future phase out, will have a material impact on our liquidity or results of operations.
Foreign Currency Risk
We are exposed to foreign currency translation risk on the operations of our subsidiaries that have functional currencies other than the U.S. dollar, whose revenues accounted for approximately 23% of our total net revenues for fiscal 2020. A substantial majority of these revenues, or approximately $230.2 million, were attributable to subsidiaries whose functional currencies are the British pound sterling, the Australian dollar and the Mexican peso. A 10% increase or decrease in the average fiscal 2020 exchange rate of the British pound sterling, the Australian dollar and the Mexican peso against the U.S. dollar would have resulted in a decrease or increase of approximately $23.0 million in our fiscal 2020 total net revenues.
From time to time, we engage in foreign currency exchange and credit transactions with our non-U.S. subsidiaries, which we typically hedge. To date, the impact of such transactions, including the cost of hedging, has not been material. We do not engage in foreign currency or hedging transactions for speculative purposes.
Item 4. Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As of July 4, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
There were no changes during the fiscal quarter ended July 4, 2021 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of conducting our business, we have in the past and may in the future become involved in various legal actions and other claims. We may also become involved in other judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Some of these matters may involve claims of substantial amounts. These legal proceedings may be subject to many uncertainties and there can be no assurance of the outcome of any individual proceedings. We do not presently anticipate any material legal proceedings that, if determined adversely to us, would have a material adverse effect on our financial position, results of operations or cash flows. See Note 10, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for information regarding certain legal proceedings in which we are involved.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our IPO Prospectus for the year ended January 3, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 1, 2021 we completed the IPO of our Class A common stock, $0.01 par value, pursuant to our Registration Statement on Form S-1, as amended (No. 333-256664) that was declared effective on June 30, 2021. We sold 29,411,765 shares in the offering at a price to the public of $17.00 per share. The lead book-running managers in the offering were J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, BofA Securities, Inc. and Citigroup Global Markets Inc.
The net proceeds received by us in the offering were $459.7 million.
None of the underwriting discounts and commissions or offering expenses were incurred or paid to our directors or officers or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours. Subsequent to the quarter ended July 4, 2021 we used the net proceeds of the offering along with additional borrowings under our 2019 Facility revolving credit facility as follows: (i) $500.0 million to repay all of the outstanding indebtedness under the Term Loan Facility, (ii) $20.3 million to repurchase approximately 1.3 million shares of common stock from certain of our executive officers at the price to be paid by the underwriters and (iii) $15.5 million to repurchase approximately 1.0 million shares of common stock from certain of our executive officers for payment of their withholding taxes with respect to the RSUs vesting or for which vesting was accelerated in connection with the offering.
On August 2, 2021 the underwriters exercised their over-allotment option and purchased an additional 3,500,000 shares of common stock at the IPO price less the underwriting discounts and commissions. The net proceeds received on August 2, 2021 were $56.1 million after deducting underwriting discounts and commissions of $3.4 million. This brought total net IPO proceeds to $515.8 million.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1*	Amended and Restated Certificate of Incorporation of the Registrant.

3.2*	Amended and Restated Bylaws of the Registrant.

10.1
Term Loan Agreement, dated June 10, 2021, among Krispy Kreme Holdings, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Morgan Stanley Senior Funding, Inc. and Santander Bank, N.A., as joint lead arrangers and joint bookrunners (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein).

10.2
Form of Share Repurchase Agreement (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein).

10.3
Krispy Kreme, Inc. 2021 Omnibus Incentive Plan (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein).

10.4	Employee Stock Purchase Plan (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein).

31.1*	Certification of Chief Executive Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

31.2*	Certification of Chief Financial Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

32.1**
Certifications of Chief Executive Officer and Chief Financial Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Charlotte, North Carolina on August 17, 2021.

Krispy Kreme, Inc.

By:	/s/ Josh Charlesworth
Name:	Josh Charlesworth
Title:	Chief Financial Officer