Form 10-Q
period 2021-10-03
Krispy Kreme, Inc.
filed 2021-11-10
CIK 1857154

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2021

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The registrant had outstanding 167,250,735 shares of common stock as of November 2, 2021.

Table of Content

Table of Content
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Krispy Kreme, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts and number of shares)

	Quarter Ended		Three Quarters Ended
	October 3, 2021 (13 weeks)	September 27, 2020 (13 weeks)	October 3, 2021 (39 weeks)	September 27, 2020 (39 weeks)
Net revenues
Product sales	$334,324	$281,317	$989,132	$769,461
Royalties and other revenues	8,475	8,916	24,662	26,960
Total net revenues	342,799	290,233	1,013,794	796,421
Product and distribution costs	92,152	85,303	257,166	222,409
Operating expenses	157,315	121,792	462,733	341,792
Selling, general and administrative expense	52,950	46,521	163,417	129,090
Marketing expenses	12,062	8,015	31,621	24,704
Pre-opening costs	1,192	3,368	4,335	9,668
Other (income)/expenses, net	(359)	4,667	(4,365)	7,177
Depreciation and amortization expense	25,663	20,435	74,258	57,619
Operating income	1,824	132	24,629	3,962
Interest expense, net	7,186	7,908	25,228	26,263
Interest expense — related party	—	5,566	10,387	16,698
Other non-operating expense/(income), net	732	(357)	(126)	(469)
Loss before income taxes	(6,094)	(12,985)	(10,860)	(38,530)
Income tax (benefit)/expense	(2,342)	499	8,266	(2,413)
Net loss	(3,752)	(13,484)	(19,126)	(36,117)
Net income attributable to noncontrolling interest	1,907	1,368	6,736	2,880
Net loss attributable to Krispy Kreme, Inc.	$(5,659)	$(14,852)	$(25,862)	$(38,997)
Net loss per share:
Common stock — Basic	$(0.04)	$(0.12)	$(0.20)	$(0.31)
Common stock — Diluted	$(0.04)	$(0.12)	$(0.20)	$(0.31)
Weighted average shares outstanding:
Basic	166,033,539	124,987,370	141,123,999	124,987,370
Diluted	166,033,539	124,987,370	141,123,999	124,987,370
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)
(in thousands)

	Quarter Ended		Three Quarters Ended
	October 3, 2021 (13 weeks)	September 27, 2020 (13 weeks)	October 3, 2021 (39 weeks)	September 27, 2020 (39 weeks)
Net loss	$(3,752)	$(13,484)	$(19,126)	$(36,117)
Other comprehensive (loss)/income, net of income taxes:
Foreign currency translation adjustment	(9,823)	10,839	(13,544)	(18,168)
Unrealized income/(loss) on cash flow hedges, net of income taxes(1)	1,398	1,066	7,631	(16,262)
Total other comprehensive (loss)/income, net of income taxes	(8,425)	11,905	(5,913)	(34,430)
Comprehensive loss	(12,177)	(1,579)	(25,039)	(70,547)
Net income attributable to noncontrolling interest	1,907	1,368	6,736	2,880
Foreign currency translation adjustment attributable to noncontrolling interest	(414)	—	(414)	—
Total comprehensive income attributable to noncontrolling interest	1,493	1,368	6,322	2,880
Comprehensive loss attributable to Krispy Kreme, Inc.	$(13,670)	$(2,947)	$(31,361)	$(73,427)
1.Net of income tax (expense)/benefit of ($0.5 million) and ($2.6 million) for the quarter and three quarters ended October 3, 2021, respectively, and ($0.4 million) and $5.4 million for the quarter and three quarters ended September 27, 2020, respectively.
See accompanying notes to Condensed Consolidated Financial Statements.

 Krispy Kreme, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	As of
	(Unaudited) October 3, 2021	January 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$44,895	$37,460
Marketable securities	614	1,048
Restricted cash	193	23
Accounts receivable, net	60,069	74,351
Inventories	36,141	38,519
Prepaid expense and other current assets	22,068	12,692
Total current assets	163,980	164,093
Property and equipment, net	423,547	395,255
Goodwill	1,089,914	1,086,546
Other intangible assets, net	993,440	998,014
Operating lease right of use asset, net	414,612	399,688
Other assets	17,165	17,399
Total assets	$3,102,658	$3,060,995
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$38,608	$41,245
Current operating lease liabilities	42,637	45,675
Accounts payable	170,780	148,645
Accrued liabilities	132,638	124,951
Structured payables	108,969	137,319
Total current liabilities	493,632	497,835
Long-term debt, less current portion	682,676	785,810
Related party notes payable	—	344,581
Noncurrent operating lease liabilities	397,640	376,099
Deferred income taxes, net	155,982	144,866
Other long-term obligations and deferred credits	53,008	63,445
Total liabilities	1,782,938	2,212,636
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 300,000,000 and 174,500,000 shares authorized as of October 3, 2021 and January 3, 2021, respectively; 167,112,953 and 124,987,370 shares issued and outstanding as of October 3, 2021 and January 3, 2021, respectively	1,671	1,250
Additional paid-in capital	1,410,724	845,499
Shareholder note receivable	(4,216)	(18,660)
Accumulated other comprehensive loss, net of income tax	(6,707)	(1,208)
Retained deficit	(173,911)	(142,197)
Total shareholders’ equity attributable to Krispy Kreme, Inc.	1,227,561	684,684
Noncontrolling interest	92,159	163,675
Total shareholders’ equity	1,319,720	848,359
Total liabilities and shareholders’ equity	$3,102,658	$3,060,995
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Shareholder Note Receivable	Accumulated Other Comprehensive (Loss)/Income			Retained (Deficit) Earnings	Noncontrolling Interest	Total
	Shares Outstanding	Amount				Foreign Currency Translation Adjustment	Unrealized Loss on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at January 3, 2021	124,987,370	$1,250	$845,499	$—	$(18,660)	$23,508	$(24,610)	$(106)	$(142,197)	$163,675	$848,359
Net (loss)/income for the quarter ended April 4, 2021	—	—	—	—	—	—	—	—	(3,061)	2,683	(378)
Other comprehensive income/(loss) for the quarter ended April 4, 2021 before reclassifications	—	—	—	—	—	(2,264)	2,572	—	—	—	308
Reclassification from AOCI	—	—	—	—	—	—	2,530	—	—	—	2,530
Share-based compensation	—	—	2,368	—	—	—	—	—	—	—	2,368
Purchase of shares by noncontrolling interest	—	—	—	—	139	—	—	—	—	12,048	12,187
Distribution to shareholders	—	—	—	—	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	363	—	—	—	—	(2,239)	(1,876)
Other	—	—	(26)	—	(70)	—	—	—	2	(1)	(95)
Balance at April 4, 2021	124,987,370	$1,250	$847,841	$—	$(18,228)	$21,244	$(19,508)	$(106)	$(145,256)	$176,166	$863,403
Net (loss)/income for the quarter ended July 4, 2021	—	—	—	—	—	—	—	—	(17,142)	2,146	(14,996)
Other comprehensive loss for the quarter ended July 4, 2021 before reclassifications	—	—	—	—	—	(1,457)	(1,430)	—	—	—	(2,887)
Reclassification from AOCI	—	—	—	—	—	—	2,561	—	—	—	2,561
Capital contribution from shareholders	6,997,450	70	120,862	—	—	—	—	—	—	—	120,932
Share-based compensation	—	—	8,290	—	—	—	—	—	—	—	8,290
Purchase of shares by noncontrolling interest	—	—	—	—	14,421	—	—	—	—	26,648	41,069
Distribution to shareholders	—	—	(42,334)	—	—	—	—	—	—	—	(42,334)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(4,142)	(4,142)
Conversion of noncontrolling interest to additional paid-in capital in connection with the Merger	9,370,881	93	107,258	—	—	—	—	—	—	(107,351)	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	29,411,765	294	459,391	(471,250)	—	—	—	—	—	—	(11,565)
Issuance of common stock upon settlement of RSUs, net of shares withheld	1,267,491	13	(15,507)	—	—	—	—	—	—	—	(15,494)
Repurchase of common stock	(8,439,441)	(84)	(122,922)	—	—	—	—	—	—	—	(123,006)
Other	—	—	(4)	—	(20)	—	—	—	(1)	—	(25)
Balance at July 4, 2021	163,595,516	$1,636	$1,362,875	$(471,250)	$(3,827)	$19,787	$(18,377)	$(106)	$(162,399)	$93,467	$821,806
Net (loss)/income for the quarter ended October 3, 2021	—	—	—	—	—	—	—	—	(5,659)	1,907	(3,752)
Other comprehensive loss for the quarter ended October 3, 2021 before reclassifications	—	—	—	—	—	(9,409)	(1,215)	—	—	(414)	(11,038)
Reclassification from AOCI	—	—	—	—	—	—	2,613	—	—	—	2,613
Capital contribution from shareholders	—	—	(17)	—	(383)	—	—	—	—	—	(400)
Share-based compensation	—	—	6,315	—	—	—	—	—	—	—	6,315
Dividends declared on common stock and equivalents ($0.035 per share)(1)	—	—	—	—	—	—	—	—	(5,853)	—	(5,853)
Purchase of shares by noncontrolling interest	—	—	—	—	—	—	—	—	—	81	81
Distribution to noncontrolling interest	—	—	(13,413)	—	—	—	—	—	—	(2,882)	(16,295)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	3,500,000	35	55,151	471,250	—	—	—	—	—	—	526,436
Issuance of common stock upon settlement of RSUs, net of shares withheld	17,437	—	(188)	—	—	—	—	—	—	—	(188)
Other	—	—	1	—	(6)	—	—	—	—	—	(5)
Balance at October 3, 2021	167,112,953	$1,671	$1,410,724	$—	$(4,216)	$10,378	$(16,979)	$(106)	$(173,911)	$92,159	$1,319,720
1.    Includes a $0.035 cash dividend per common share declared in the third quarter of fiscal 2021 and expected to be paid in the fourth quarter of fiscal 2021.

See accompanying notes to Condensed Consolidated Financial Statements

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Shareholder Note Receivable	Accumulated Other Comprehensive (Loss)/Income			Retained (Deficit) Earnings	Noncontrolling Interest	Total
	Shares Outstanding	Amount				Foreign Currency Translation Adjustment	Unrealized Loss on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at December 29, 2019	124,987,370	$1,250	$834,233	$—	$(17,232)	$4,629	$(10,180)	$—	$(77,880)	$148,597	$883,417
Net (loss)/income for the quarter ended March 29, 2020	—	—	—	—	—	—	—	—	(11,515)	567	(10,948)
Other comprehensive loss for the quarter ended March 29, 2020 before reclassifications	—	—	—	—	—	(46,423)	(16,130)	—	—	—	(62,553)
Reclassification from AOCI	—	—	—	—	—	—	695	—	—	—	695
Share-based compensation	—	—	3,167	—	—	—	—	—	—	—	3,167
Purchase of shares by noncontrolling interest	—	—	—	—	—	—	—	—	—	17,562	17,562
Distribution to shareholders	—	—	(15)	—	—	—	—	—	—	—	(15)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,506)	(2,506)
Other	—	—	—	—	(76)	—	—	—	—	(1)	(77)
Balance at March 29, 2020	124,987,370	$1,250	$837,385	$—	$(17,308)	$(41,794)	$(25,615)	$—	$(89,395)	$164,219	$828,742
Net (loss)/income for the quarter ended June 28, 2020	—	—	—	—	—	—	—	—	(12,630)	945	(11,685)
Other comprehensive income/(loss) for the quarter ended June 28, 2020 before reclassifications	—	—	—	—	—	17,416	(3,855)	—	—	—	13,561
Reclassification from AOCI	—	—	—	—	—	—	1,962	—	—	—	1,962
Share-based compensation	—	—	2,974	—	—	—	—	—	—	—	2,974
Purchase of shares by noncontrolling interest	—	—	—	—	—	—	—	—	—	30	30
Distribution to shareholders	—	—	—	—	—	—	—	—	(4)	—	(4)
Distribution to noncontrolling interest	—	—	—	—	178	—	—	—	—	(3,284)	(3,106)
Other	—	—	—	—	(18)	—	—	—	1	1	(16)
Balance at June 28, 2020	124,987,370	$1,250	$840,359	$—	$(17,148)	$(24,378)	$(27,508)	$—	$(102,028)	$161,911	$832,458
Net (loss)/income for the quarter ended September 27, 2020	—	—	—	—	—	—	—	—	(14,852)	1,368	(13,484)
Other comprehensive income/(loss) for the quarter ended September 27, 2020 before reclassifications	—	—	—	—	—	10,839	(1,402)	—	—	—	9,437
Reclassification from AOCI	—	—	—	—	—	—	2,468	—	—	—	2,468
Share-based compensation	—	—	3,095	—	—	—	—	—	—	—	3,095
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(941)	(941)
Other	—	—	(5)	—	(77)	—	—	—	(12)	(1)	(95)
Balance at September 27, 2020	124,987,370	$1,250	$843,449	$—	$(17,225)	$(13,539)	$(26,442)	$—	$(116,892)	$162,337	$832,938
See accompanying notes to Condensed Consolidated Financial Statements

Krispy Kreme, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Quarters Ended
	October 3, 2021 (39 weeks)	September 27, 2020 (39 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,126)	$(36,117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	74,258	57,619
Deferred income taxes	9,168	(4,623)
Loss on extinguishment of debt	1,700	—
Impairment and lease termination charges	854	3,287
Loss on disposal of property and equipment	157	773
Share-based compensation	16,973	9,236
Change in accounts and notes receivable allowances	133	700
Inventory write-off	2,983	34
Other	(315)	276
Change in operating assets and liabilities, excluding business acquisitions and foreign currency translation adjustments	12,003	(433)
Net cash provided by operating activities	98,788	30,752
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of property and equipment	(83,485)	(69,437)
Proceeds from disposals of assets	202	2,793
Acquisition of shops and franchise rights from franchisees, net of cash acquired	(33,888)	(59,658)
Principal payments received from loans to franchisees	67	519
Purchases of held-to-maturity debt securities	—	(56)
Maturities of held-to-maturity debt securities	388	517
Net cash used for investing activities	(116,716)	(125,322)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt	670,000	263,097
Repayment of long-term debt and lease obligations	(1,115,910)	(206,966)
Payment of financing costs	(1,700)	—
Proceeds from structured payables	194,927	211,892
Payments on structured payables	(223,063)	(155,951)
Payment of contingent consideration related to a business combination	—	(506)
Capital contribution by shareholders	120,532	—
Proceeds from IPO, net of underwriting discounts (excluding unpaid issuance costs)	527,329	—
Proceeds from sale of noncontrolling interest in subsidiary	53,337	17,592
Distribution to shareholders	(42,334)	(19)
Payments for repurchase and retirement of common stock	(138,501)	—
Distribution to noncontrolling interest	(17,257)	(6,553)
Net cash provided by financing activities	27,360	122,586
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,827)	759
Net increase in cash, cash equivalents and restricted cash	7,605	28,775
Cash, cash equivalents and restricted cash at beginning of period	37,483	35,450
Cash, cash equivalents and restricted cash at end of period	$45,088	$64,225
Supplemental schedule of non-cash investing and financing activities:
Accrual for property and equipment	$3,137	$11,280
Stock issuance under shareholder notes	446	—
Accrual for distribution to noncontrolling interest	(5,056)	—
Accrual for distribution to shareholders	(5,853)	—
Accrual for repurchase and retirement of common stock	(188)	—
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$44,895	$64,154
Restricted cash	193	71
Total cash, cash equivalents and restricted cash	$45,088	$64,225
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
The Company has three reportable operating segments: 1) U.S. and Canada, which includes all Krispy Kreme Company-owned operations in the U.S. and Canada, Insomnia Cookies shops and the Branded Sweet Treat Line; 2) International, which includes all Krispy Kreme Company-owned operations in the United Kingdom, Ireland, Australia, New Zealand and Mexico; and 3) Market Development, which includes franchise operations across the globe, as well as Krispy Kreme Company-owned shops in Japan. Unallocated corporate costs are excluded from the Company’s measurement of segment performance.
Initial Public Offering
The Company’s registration statement on Form S-1 related to its initial public offering (“IPO”) was declared effective on June 30, 2021 and the Company’s common stock began trading on the Nasdaq Global Select Market on July 1, 2021. On July 1, 2021, the Company completed its IPO, in which the Company sold 29.4 million shares of common stock at a price to the public of $17.00 per share. The Company received aggregate net proceeds of $458.8 million after deducting underwriting discounts and commissions of $28.7 million and offering expenses of $12.5 million.
In connection with the IPO, the Company and its affiliates completed the following transactions:
•On June 10, 2021, the Company's wholly owned (excluding certain management equity interests) subsidiary, Krispy Kreme Holdings, Inc. (“KKHI”), entered into a term loan credit agreement, as borrower, which provided for term loans in an initial aggregate principal amount of $500.0 million (the “Term Loan Facility”). On June 17, 2021, KKHI borrowed $500.0 million under the Term Loan Facility, with debt issuance costs of $1.7 million which were included in Interest expense, net on the Condensed Consolidated Statements of Operations during the quarter ended July 4, 2021. The borrowings bore an all-in interest rate of 2.68175%. On June 28, 2021, following the Merger (as defined below), KKI assumed all of the obligations of KKHI as borrower under the Term Loan Facility. On July 7, 2021, the Company repaid in full and terminated the Term Loan Facility with a cash outflow of $500.7 million, which included $0.7 million of accrued interest. The Term Loan Facility would have matured on the earlier of (i) June 10, 2022 and (ii) within four business days following the consummation of the IPO.
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

In connection with the IPO, the Company used the proceeds from the Term Loan Facility for the following: (1) repay the related party notes payable (including accrued interest of $17.8 million) of $355.0 million during the quarter ended July 4, 2021, (2) redeem certain common stock of $102.7 million held by Krispy Kreme, G.P. (“KK GP”) during the quarter ended July 4, 2021 and (3) pay a pro rata dividend to members of its management who, prior to the Merger, held equity interests in KKHI in an aggregate amount of $42.3 million ($34.4 million of which was paid during the quarter ended July 4, 2021 and $7.9 million of which was paid during the quarter ended October 3, 2021). Additionally, at the beginning of the third quarter of fiscal 2021, the Company paid $20.3 million to repurchase approximately 1.3 million shares of common stock from certain of the Company’s executive officers at the price paid by the underwriters and $15.5 million to repurchase approximately 1.0 million shares of common stock from certain of its executive officers for payment of their withholding taxes with respect to the RSUs vesting or for which vesting was accelerated in connection with the offering.
On August 2, 2021, the underwriters exercised their over-allotment option and purchased an additional 3.5 million shares of common stock at the IPO price less the underwriting discounts and commissions. The net proceeds received on August 2, 2021 were $56.1 million after deducting underwriting discounts and commissions of $3.4 million. This brought total net IPO proceeds to $514.9 million.
Basis of Presentation and Consolidation
The Company operates and reports financial information on a 52 or 53-week year with the fiscal year ending on the Sunday closest to December 31. The data periods contained within fiscal years 2020 and 2021 reflect the results of operations for the 53-week period ended January 3, 2021 and the 52-week period ended January 2, 2022, respectively. The quarters ended October 3, 2021 and September 27, 2020 were both 13-week periods.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto as of and for the year ended January 3, 2021, included in the IPO Prospectus. The Condensed Consolidated Balance Sheet as of January 3, 2021 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations for the third quarter ended October 3, 2021 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending January 2, 2022.
Noncontrolling interest in the Company’s Condensed Consolidated Financial Statements represents the interest in subsidiaries held by joint venture partners and employee shareholders. The joint venture partners hold noncontrolling interests in the Company’s consolidated subsidiaries, Awesome Doughnut, LLC (“Awesome Doughnut”) and W.K.S. Krispy Kreme, LLC (“WKS Krispy Kreme”). Employee shareholders hold noncontrolling interests in the consolidated subsidiaries Krispy Kreme Holding UK Ltd. (“KKUK”), Krispy Kreme Holdings Pty Ltd. (“KK Australia”), Krispy Kreme Mexico S. de R.L. de C.V. (“KK Mexico”) and Insomnia Cookies Holdings, LLC (“Insomnia Cookies”). Since the Company consolidates the financial statements of these subsidiaries, the noncontrolling owners’ share of each subsidiary’s net assets and results of operations are deducted and reported as noncontrolling interest on the Condensed Consolidated Balance Sheets and as net income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and comprehensive income attributable to noncontrolling interest in the Condensed Consolidated Statements of Comprehensive Income/(Loss).
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for the year ended January 3, 2021 included in the IPO Prospectus. There have been no material changes to the significant accounting policies during the quarter ended October 3, 2021.

Reclassifications
As previously disclosed in the Quarterly Report on Form 10-Q issued for the second quarter of fiscal 2021, Marketing expenses have been reclassified (formerly presented within Selling, general and administrative expense) to be consistent with the current quarter presentation. This reclassification does not have a significant impact on the reported financial position and does not impact the results of operations or cash flows.
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
In September 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. It is effective for all entities as of March 12, 2020 through December 31, 2022. A company may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company is currently evaluating the effect of the new guidance on its Condensed Consolidated Financial Statements and related disclosures.
Note 2 — Acquisitions
2021 Acquisitions
In the quarter ended October 3, 2021, there were no acquisitions. The Company acquired ten franchise shops in Canada subsequent to the quarter ended October 3, 2021; see Note 15, Subsequent Events.
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
The settlement of pre-existing relationships included in the purchase consideration includes the write-off of accounts and notes receivable, net of deferred revenue, of $0.6 million. It also includes the disposal of the franchise intangible asset related to the two franchisees recorded at time of the acquisition of Krispy Kreme by JAB. The cumulative net book value of the franchise intangible assets was $2.7 million at the acquisition dates. The Company accounted for the transactions as business combinations.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition for the acquisitions above.

KK U.S. Shops
Assets acquired:
Cash and cash equivalents	$40
Prepaid expense and other current assets	474
Property and equipment, net	3,829
Other intangible assets, net	23,906
Operating lease right of use asset, net	19,292
Other assets	115
Total identified assets acquired	47,656
Liabilities assumed:
Accrued liabilities	(334)
Current operating lease liabilities	(2,093)
Noncurrent operating lease liabilities	(17,199)
Total liabilities assumed	(19,626)
Goodwill	10,036
Purchase consideration, net	$38,066
Transaction costs in 2021	$1,252
Transaction costs in 2020	184
Reportable segment	U.S. and Canada
During the measurement period, the Company will continue to obtain information to assist in determining the fair value of net assets acquired, which may differ materially from these preliminary estimates. Measurement period adjustments, if applicable, will be applied in the reporting period in which the adjustment amounts are determined. Measurement period changes for the 2021 acquisitions did not have a material impact to the Condensed Consolidated Financial Statements for the quarter ended October 3, 2021.
2020 Acquisitions
In the second half of fiscal year 2020, the Company acquired all equity interests in Krispy Kreme Doughnut Japan Co., Ltd. (“KK Japan”) and the business and operating assets of an additional eight franchisees in the United States. The valuation for the acquisitions requires significant estimates and assumptions. The estimates are inherently uncertain and subject to revision as additional information is obtained during the measurement period for the acquisitions. Measurement period changes for the 2020 acquisitions did not have a material impact to the Condensed Consolidated Financial Statements for the quarter ended October 3, 2021.
Note 3 — Inventories
The components of Inventories are as follows:

	October 3, 2021	January 3, 2021
Raw materials	$15,052	$16,263
Work in progress	393	871
Finished goods and purchased merchandise	20,696	21,385
Total Inventories	$36,141	$38,519

Note 4 — Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reportable segment are as follows:

	U.S. and Canada	International	Market Development	Total
Balance as of January 3, 2021	$642,704	$290,872	$152,970	$1,086,546
Acquisitions	27,560	—	(17,524)	10,036
Measurement periods adjustments related to fiscal year 2020 acquisitions	186	—	—	186
Foreign currency impact	—	(6,854)	—	(6,854)
Balance as of October 3, 2021	$670,450	$284,018	$135,446	$1,089,914
Acquisitions of franchises result in a reclassification of goodwill between segments.
Other intangible assets
Other intangible assets consist of the following:

	October 3, 2021			January 3, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible assets with indefinite lives
Trade name	$657,900	$—	$657,900	$657,900	$—	$657,900
Intangible assets with definite lives
Franchise agreements	32,961	(8,090)	24,871	36,254	(7,519)	28,735
Customer relationships	15,000	(4,467)	10,533	15,000	(3,819)	11,181
Reacquired franchise rights	377,836	(77,700)	300,136	358,095	(59,432)	298,663
Website development costs	6,500	(6,500)	—	6,500	(4,965)	1,535
Total intangible assets with definite lives	432,297	(96,757)	335,540	415,849	(75,735)	340,114
Total intangible assets	$1,090,197	$(96,757)	$993,440	$1,073,749	$(75,735)	$998,014
Amortization expense related to intangible assets included in depreciation and amortization expense was $7.5 million and $22.6 million for the quarter and three quarters ended October 3, 2021, respectively and $6.6 million and $19.1 million for the quarter and three quarters ended September 27, 2020, respectively.

Note 5 — Leases
The Company included the following amounts related to operating and finance lease assets and liabilities within the Condensed Consolidated Balance Sheets:

		As of
		October 3, 2021	January 3, 2021
Assets	Classification
Operating lease	Operating lease right of use asset, net	$414,612	$399,688
Finance lease	Property and equipment, net	23,499	23,556
Total leased assets		$438,111	$423,244
Liabilities
Current
Operating lease	Current operating lease liabilities	$42,637	$45,675
Finance lease	Current portion of long-term debt	3,608	6,245
Noncurrent
Operating lease	Noncurrent operating lease liabilities	397,640	376,099
Finance lease	Long-term debt, less current portion	21,906	19,979
Total leased liabilities		$465,791	$447,998
Lease costs were as follows:

		Quarter Ended		Three Quarters Ended
		October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Lease cost	Classification
Operating lease cost	Selling, general and administrative expense	$648	$752	$1,967	$2,325
Operating lease cost	Operating expenses	21,201	17,149	62,910	50,748
Short-term lease cost	Operating expenses	233	693	1,797	2,122
Variable lease costs	Operating expenses	4,015	2,497	11,309	6,385
Sublease income	Royalties and other revenues	(108)	(140)	(285)	(380)
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization expense	727	586	2,375	1,917
Interest on lease liabilities	Interest expense, net	$466	$484	$1,540	$1,545
Supplemental disclosures of cash flow information related to leases were as follows:

	Three Quarters Ended
	October 3, 2021	September 27, 2020
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$67,129	$54,031
Operating cash flows from finance leases	1,458	1,452
Financing cash flows from finance leases	2,512	2,619
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	48,770	33,427
Finance leases	$1,788	$6,827
The Company did not record any lease termination costs in the quarter and three quarters ended October 3, 2021. Lease termination charges included in Other (income)/expenses, net were $1.6 million and $3.3 million in the quarter and three quarters ended September 27, 2020, respectively.

Note 6 — Fair Value Measurements
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of October 3, 2021 and January 3, 2021:

	October 3, 2021
	Level 1	Level 2	Level 3
Assets:
401(k) mirror plan assets	$215	$—	$—
Foreign currency derivatives	—	238	—
Commodity derivatives	—	1,776	—
Total Assets	$215	$2,014	$—
Liabilities:
Interest rate derivatives	—	22,638	—
Total Liabilities	$—	$22,638	$—

	January 3, 2021
	Level 1	Level 2	Level 3
Assets:
401(k) mirror plan assets	$237	$—	$—
Foreign currency derivatives	—	131	—
Commodity derivatives	—	420	—
Total Assets	$237	$551	$—
Liabilities:
Interest rate derivatives	—	32,813	—
Total Liabilities	$—	$32,813	$—
There were no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the quarter ended October 3, 2021 and fiscal year ended January 3, 2021. The Company’s derivatives are valued using discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates.
Note 7 — Derivative Instruments
Commodity Price Risk
The Company uses forward contracts to protect against the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant, and the cost of gasoline used by its delivery vehicles. Management has not designated these forward contracts as hedges. As of October 3, 2021 and January 3, 2021, the total notional amount of commodity derivatives was 1.9 million and 3.0 million gallons of gasoline, respectively. They were scheduled to mature between October 4, 2021 and December 31, 2022 and January 4, 2021 and December 1, 2022, respectively. As of October 3, 2021 and January 3, 2021, the Company recorded an asset of $1.8 million and $0.4 million, respectively, related to the fair market values of its commodity derivatives. The settlement of commodity derivative contracts is reported in the Condensed Consolidated Statements of Cash Flows as a cash flow from operating activities.
Interest Rate Risk
The Company is exposed to interest rate risk related to its borrowing obligations. From time to time, the Company enters into interest rate swap arrangements to manage the risk. Management has designated the swap agreements as cash flow hedges and recognized the changes in the fair value of these swaps in other comprehensive income. As of October 3, 2021 and January 3, 2021, the Company has recorded liabilities of $22.6 million and $32.8 million, respectively, related to the fair market values of its interest rate derivatives. The cash flows associated with the interest rate swaps are reflected in operating activities in the Condensed Consolidated Statements of Cash Flows, which is consistent with the classification as operating activities of the interest payments on the term loan.

Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency risk primarily from its investments in consolidated subsidiaries that operate in the United Kingdom, Ireland, Australia, New Zealand, Mexico and Japan. In order to mitigate foreign exchange fluctuations, the Company enters into foreign exchange forward contracts. Management has not designated these forward contracts as hedges. As of October 3, 2021 and January 3, 2021, the total notional amount of foreign exchange derivatives was $31.3 million and $26.7 million, respectively. They were scheduled to mature between October 2021 and November 2021, and in January 2021, respectively. The Company recorded an asset of $0.2 million and $0.1 million as of October 3, 2021 and January 3, 2021, respectively, related to the fair market values of its foreign exchange derivatives.
Quantitative Summary of Derivative Positions and Their Effect on Results of Operations
The following tables present the fair values of derivative instruments included in the Condensed Consolidated Balance Sheets as of October 3, 2021 and January 3, 2021, for derivatives not designated as hedging instruments and derivatives designated as hedging instruments, respectively. The Company only has cash flow hedges that are designated as hedging instruments.

	Derivatives Fair Value
Derivatives Not Designated as Hedging Instruments	October 3, 2021	January 3, 2021	Balance Sheet Location
Foreign currency derivatives	$238	$131	Prepaid expense and other current assets
Commodity derivatives	1,776	420	Prepaid expense and other current assets
	$2,014	$551

	Derivatives Fair Value
Derivatives Designated as Hedging Instruments	October 3, 2021	January 3, 2021	Balance Sheet Location
Interest rate derivatives	$10,046	$10,235	Accrued liabilities
Interest rate derivatives	12,592	22,578	Other long-term obligations and deferred credits
	$22,638	$32,813
The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the quarter and three quarters ended October 3, 2021 and September 27, 2020 is as follows:

	Derivative Gain/(Loss) Recognized in Income for the Quarter Ended		Derivative Gain/(Loss) Recognized in Income for the Three Quarters Ended
Derivatives Designated as Hedging Instruments	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020	Location of Derivative Gain/(Loss) Recognized in Income
Loss on interest rate derivatives	$(2,613)	$(2,468)	$(7,704)	$(5,125)	Interest expense, net
	$(2,613)	$(2,468)	$(7,704)	$(5,125)

	Derivative Gain/(Loss) Recognized in Income for the Quarter Ended		Derivative Gain/(Loss) Recognized in Income for the Three Quarters Ended
Derivatives Not Designated as Hedging Instruments	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020	Location of Derivative Gain/(Loss) Recognized in Income
Gain/(loss) on foreign currency derivatives	$632	$(258)	$256	$(73)	Other non-operating expense/(income), net
(Loss)/gain on commodity derivatives	(114)	530	1,356	(345)	Other non-operating expense/(income), net
	$518	$272	$1,612	$(418)

Note 8 — Share-based Compensation

Restricted Stock Units (“RSUs”)
The Company and certain of its subsidiaries issue time-vested RSUs under their respective executive ownership plans and long-term incentive plans.

RSU activity under the Company’s various plans during the periods presented is as follows:

	Non-vested shares outstanding at January 3, 2021	Granted	RSU Dividend Equivalents(1)	Vested	Forfeited	Non-vested shares outstanding at October 3, 2021
KKI
RSUs	4,649,551	3,283,065	1,018,629	2,417,395	326,975	6,206,875
Weighted Average Grant Date Fair Value	$11.37	18.13	—	9.42	13.72	$13.71
KKUK
RSUs	404,568	—	—	351,500	—	53,068
Weighted Average Grant Date Fair Value	$12.45	—	—	12.22	—	$13.98
Insomnia Cookies
RSUs	29,279	15,173	—	—	9,224	35,228
Weighted Average Grant Date Fair Value	$68.87	97.77	—	—	75.68	$79.54
KK Australia
RSUs	1,844,241	78,534	—	—	26,042	1,896,733
Weighted Average Grant Date Fair Value	$1.48	1.45	—	—	1.36	$1.48
KK Mexico
RSUs	25,055	32,963	—	—	—	58,018
Weighted Average Grant Date Fair Value	$29.21	35.64	—	—	—	$32.86
1.For KKI RSU holders that did not vest upon IPO, dividend equivalent shares were granted after the IPO at a weighted average grant date fair value of zero. The vesting terms for the dividend equivalent shares are the same as the underlying RSUs. The KKI shares presented have been retroactively adjusted to give effect to the Stock Split and the Merger.
The Company recorded total non-cash compensation expense related to RSUs under the plans of $5.1 million and $14.9 million for the quarter and three quarters ended October 3, 2021, respectively, and $3.1 million and $9.3 million for the quarter and three quarters ended September 27, 2020, respectively.

The unrecognized compensation cost related to the unvested RSUs and the weighted-average period over which such cost is expected to be recognized are as follows:

	As of October 3, 2021
	Unrecognized Compensation Cost	Recognized Over a Weighted-Average Period of
KKI	$64,500	3.3 years
KKUK	278	1.6 years
Insomnia Cookies	1,983	3.3 years
KK Australia	755	1.3 years
KK Mexico	$1,760	4.2 years
The estimated fair value of restricted stock is calculated using a market approach (i.e. market multiple is used for the KKUK and Insomnia Cookies plans and an agreed-upon EBITDA buyout multiple is used for KK Australia and KK Mexico plans).
Time-Vested Stock Options
KKI issues time-vested stock options under its Omnibus Incentive Plan. The fair value of time-vested stock options was estimated on the date of grant using the Black-Scholes option pricing model.

A summary of the status of the time-vested stock options as of January 3, 2021 and changes during fiscal year 2021 is presented below:

	Share Options Outstanding At				Share Options Outstanding At
	January 3, 2021	Granted	Exercised	Forfeited or Expired	October 3, 2021
KKI
Options	—	2,817,398	—	—	2,817,398
Weighted Average Grant Date Fair Value	$—	$6.10	$—	$—	$6.10
Weighted Average Exercise Price	$—	$14.61	$—	$—	$14.61
The Company recorded total non-cash compensation expense related to the time-vested stock options of $1.2 million and $2.1 million for the quarter and three quarters ended October 3, 2021, respectively.
The unrecognized compensation cost related to the unvested stock options and the weighted-average period over which such cost is expected to be recognized are as follows:

	As of October 3, 2021
	Unrecognized Compensation Cost	Recognized Over a Weighted-Average Period of
KKI	$15,071	3.3 years
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
The Company’s effective income tax rates were 38.43% and (76.11)% for the quarter and three quarters ended October 3, 2021, respectively and (3.84)% and 6.26% for the quarter and three quarters ended September 27, 2020, respectively. The Company’s effective income tax rate for the quarter and three quarters ended October 3, 2021 differed from the respective statutory rates primarily due to the revaluation of U.K. deferred taxes as a result of the increase in the corporate tax rate from 19.0% to 25.0% beginning in 2023 and disallowed executive compensation expense in connection with the IPO. The Company’s effective income tax rates were also impacted by the mix of income and taxes attributable to foreign jurisdictions.
Note 10 — Commitments and Contingencies
Pending Litigation
K2 Asia litigation
On April 7, 2009, a Cayman Islands corporation, K2 Asia Ventures and its owners filed a lawsuit in Forsyth County, North Carolina Superior Court against the Company, the Company’s franchisee in the Philippines and other persons associated with the franchisee. The suit alleges that the Company and the other defendants conspired to deprive the plaintiffs of claimed “exclusive rights” to negotiate franchise and development agreements with prospective franchisees in the Philippines and sought at least $3.0 million. The case was dismissed by the North Carolina Superior Court on November 9, 2018. As of August 10, 2021, all levels of appellate review were exhausted and denied. No loss has been incurred with respect to this matter, and accordingly no liability related to it has been reflected in the accompanying Condensed Consolidated Financial Statements.
Insomnia Cookies litigation related to employee wages
Insomnia Cookies is currently a party to a class action lawsuit alleging violations of unfair competition, unpaid minimum wages, unpaid overtime, meal and rest period violations and unpaid premiums, failure to reimburse for business expenses, untimely paid wages, and violation of the California Private Attorneys General Act. Insomnia Cookies vigorously disputes these claims. On March 11, 2021, the parties participated in a mediation and reached a class wide settlement and release of claims in principle for $0.4 million. The parties have executed a memorandum of understanding memorializing the key settlement terms and are in the process of finalizing long form settlement documents and seeking preliminary court approval of the settlement.
TSW Food, LLC litigation
On November 13, 2020, TSW Foods, LLC (“TSW”), a reseller of certain Krispy Kreme packaged products, filed a demand for arbitration and statement of claim alleging Anticipatory Repudiation of the Master Reseller Agreement, Breach of the Master Reseller Agreement, and Breach of the Implied Covenant of Good Faith and Fair Dealing. The Company intends to vigorously defend against TSW’s claims and prosecute its counterclaims. The parties have scheduled a voluntary, non-binding mediation for November 11, 2021. At this time the Company is unable to predict the outcome of this matter, the potential loss or range of loss, if any, associated with the resolution of this matter or any potential effect it may have on the Company or its operations.
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
Other Commitments and Contingencies
One of the Company’s primary banks issued letters of credit on its behalf totaling $8.5 million and $14.0 million as of October 3, 2021 and January 3, 2021, respectively, a majority of which secure the Company’s reimbursement obligations to insurers under its self-insurance arrangements.

Note 11 — Related Party Transactions
As of October 3, 2021 and January 3, 2021, the Company had an equity ownership in two franchisees, KremeWorks USA, LLC (20% ownership) and KremeWorks Canada, L.P. (25% ownership), with an aggregate carrying value of $0.7 million and $0.9 million as of October 3, 2021 and January 3, 2021, respectively. Revenues from sales of ingredients and equipment to these franchisees were $1.9 million and $5.7 million for the quarter and three quarters ended October 3, 2021, respectively, and $1.5 million and $4.9 million for the quarter and three quarters ended September 27, 2020, respectively. Royalty revenues from these franchisees were $0.3 million and $1.0 million for the quarter and three quarters ended October 3, 2021, respectively, and $0.3 million and $0.9 million for the quarter and three quarters ended September 27, 2020. Trade receivables from these franchisees are included in Accounts receivable, net on the Condensed Consolidated Balance Sheets, which were $0.4 million and $0.4 million as of October 3, 2021 and January 3, 2021, respectively.
Keurig Dr Pepper Inc. (“KDP”), an affiliated company of JAB, licenses the Krispy Kreme trademark for the Company in the manufacturing of portion packs for the Keurig brewing system. KDP also sells beverage concentrates and packaged beverages to Krispy Kreme for resale through Krispy Kreme’s shops. Licensing revenues from KDP were $0.4 million and $1.4 million for the quarter and three quarters ended October 3, 2021, respectively, and $0.5 million and $1.3 million for the quarter and three quarters ended September 27, 2020, respectively.
The Company had service agreements with BDT Capital Partners, LLC (“BDT”), a minority investor in KKI, to provide advisory services to the Company, including valuation services related to certain acquisitions. The Company recognized expenses of $0.6 million related to the service agreements with BDT for the three quarters ended October 3, 2021, and $0.9 million and $1.6 million for the quarter and three quarters ended September 27, 2020, respectively. No related expenses were incurred for the quarter ended October 3, 2021.
In connection with valuation assistance provided by BDT in preparation for the IPO, the Company incurred costs of $6.3 million that are capitalized in additional paid-in capital for the three quarters ended October 3, 2021. No related costs were incurred for the quarter ended October 3, 2021, nor for the quarter and three quarters ended September 27, 2020.
In connection with tax sharing arrangements with JAB and other JAB portfolio companies, the Company had a $7.4 million related party receivable from JAB and a $15.3 million related party payable to the other JAB portfolio companies offset by a $15.3 million income tax receivable due from taxing authorities as of January 3, 2021. No related party receivable nor related party payable was due to JAB or other JAB portfolio companies as of October 3, 2021. The related party receivable amounts were presented within Accounts receivable, net on the Condensed Consolidated Balance Sheet as of January 3, 2021.
The Company was party to a senior unsecured note agreement (the “original agreement”) with KK GP. In the original agreement, which was outstanding prior to fiscal year ended December 30, 2018, the aggregate principal amount was $283.1 million. In April 2019, the Company entered into an additional unsecured note with KK GP for $54.0 million (the “additional agreement”). As of January 3, 2021, the outstanding amount of principal and interest was $344.6 million. The note was paid off in full during the quarter ended July 4, 2021. The interest expense was $10.4 million for the three quarters ended October 3, 2021, and $5.6 million and $16.7 million for the quarter and three quarters ended September 27, 2020. No interest expense was incurred for the quarter ended October 3, 2021.
The Company granted loans to employees of KKI, KKUK, KK Australia, KK Mexico and Insomnia Cookies for the purchase of shares in those subsidiaries. The loan balance was $4.2 million and $18.7 million as of October 3, 2021 and January 3, 2021, respectively, and it is presented as a reduction from Shareholders’ equity on the Condensed Consolidated Balance Sheet.

Note 12 — Revenue Recognition
Disaggregation of Revenues
Revenues are disaggregated as follows:

	Quarter Ended		Three Quarters Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Company Shops, DFD and Branded Sweet Treat Line	$322,410	$265,554	$952,680	$714,504
Mix and equipment revenue from franchisees	11,914	15,763	36,452	54,957
Franchise royalties and other	8,475	8,916	24,662	26,960
Total net revenues	$342,799	$290,233	$1,013,794	$796,421
Other revenues include advertising fund contributions, rental income, development and franchise fees and licensing royalties from Keurig related to Krispy Kreme brands coffee sales.
Contract Balances
Deferred revenue subject to Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and related receivables are as follows:

	October 3, 2021	January 3, 2021	Balance Sheet Location
Trade receivables, net of allowances of $796 and $1,437, respectively	$37,476	$39,624	Accounts receivables, net
Deferred revenue:
Current	15,901	16,045	Accrued liabilities
Noncurrent	2,889	2,838	Other long-term obligations and deferred credits
Total deferred revenue	$18,790	$18,883

Note 13 — Net Loss per Share
The following table presents the calculations of basic and diluted EPS:

	Quarter Ended		Three Quarters Ended
(in thousands, except share and per share amounts)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net loss attributable to Krispy Kreme, Inc.	$(5,659)	$(14,852)	$(25,862)	$(38,997)
Adjustment to net loss attributable to common shareholders	(522)	34	(1,815)	(121)
Net loss attributable to common shareholders - Basic	$(6,181)	$(14,818)	$(27,677)	$(39,118)
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(88)	(22)	(237)	(48)
Net loss attributable to common shareholders - Diluted	$(6,269)	$(14,840)	$(27,914)	$(39,166)
Basic weighted average common shares outstanding	166,033,539	124,987,370	141,123,999	124,987,370
Dilutive effect of outstanding common stock options and RSUs	—	—	—	—
Diluted weighted average common shares outstanding	166,033,539	124,987,370	141,123,999	124,987,370
Loss per share attributable to common shareholders:
Basic	$(0.04)	$(0.12)	$(0.20)	$(0.31)
Diluted	$(0.04)	$(0.12)	$(0.20)	$(0.31)
Potential dilutive shares consist of unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes certain unvested RSUs granted under certain subsidiaries’ executive ownership plans and long-term incentive plans, because their inclusion would have been antidilutive.
The following table summarizes the gross number of potential dilutive unvested RSUs excluded due to antidilution (unadjusted for the treasury stock method):

	Quarter Ended		Three Quarters Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
KKI	6,206,875	4,556,675	6,206,875	4,556,675
KKUK	—	404,568	—	412,235
Insomnia Cookies	—	16,200	—	13,365
KK Australia	—	—	—	—
KK Mexico	—	—	—	—
The 2,817,398 KKI time-vested stock options were also excluded from the computations for the quarter and three quarters ended October 3, 2021 due to antidilution.

Note 14 — Segment Reporting
The Company conducts business through the three reportable segments: U.S. and Canada, International, and Market Development. Unallocated corporate costs are excluded from the Company’s measurement of segment performance. These costs include general corporate expenses.
The reportable segment results are as follows:

	Quarter Ended		Three Quarters Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net revenues:
U.S. and Canada	$225,807	$202,575	$679,195	$557,280
International	87,262	63,504	243,005	158,575
Market Development	29,730	24,154	91,594	80,566
Total net revenues	$342,799	$290,233	$1,013,794	$796,421

	Quarter Ended		Three Quarters Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Segment Adjusted EBITDA:
U.S. and Canada	$19,912	$20,028	$75,760	$69,216
International	21,655	15,098	60,676	27,909
Market Development	9,033	9,374	29,782	27,959
Corporate	(9,183)	(6,715)	(26,005)	(21,386)
	41,417	37,785	140,213	103,698
Interest expense, net	7,186	7,908	25,228	26,263
Interest expense — related party(1)	—	5,566	10,387	16,698
Income tax (benefit)/expense	(2,342)	499	8,266	(2,413)
Depreciation and amortization expense	25,663	20,435	74,258	57,619
Share-based compensation	6,315	3,095	16,973	9,236
Employer payroll taxes related to share-based compensation	1,171	—	2,012	—
Other non-operating expense/(income), net(2)	732	(357)	(126)	(469)
New York City flagship Hot Light Theater Shop opening(3)	—	2,190	—	6,429
Strategic initiatives(4)	—	4,649	—	13,923
Acquisition and integration expenses(5)	1,288	4,274	3,663	8,697
Shop closure expenses(6)	—	2,058	—	4,844
Restructuring and severance expenses(7)	57	—	1,393	—
IPO-related expenses(8)	4,018	206	14,221	206
Other(9)	1,081	746	3,064	(1,218)
Net Loss	$(3,752)	$(13,484)	$(19,126)	$(36,117)

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
4.The quarter and three quarters ended September 27, 2020 consists mainly of consulting and advisory fees, personnel transition costs, and network conversion and set-up costs related to the transformation of the Company’s legacy wholesale business in the United States.

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
8.Includes consulting and advisory fees incurred in connection with preparation for and execution of the Company’s IPO. Due to the timing of the IPO, certain costs were incurred in the quarter ended October 3, 2021 that are not expected to recur in future quarters.
9.The quarter and three quarters ended October 3, 2021 consist primarily of legal expenses incurred on matters described in Note 10, Commitments and Contingencies. The quarter and three quarters ended September 27, 2020 consists primarily of fixed asset and lease impairment expenses, net of a gain on the sale of land.
Note 15 — Subsequent Events
The Company evaluated subsequent events and transactions for potential recognition or disclosure in the Condensed Consolidated Financial Statements through November 9, 2021, the date the Condensed Consolidated Financial Statements were available to be issued. All subsequent events requiring recognition and disclosure have been incorporated into these Condensed Consolidated Financial Statements.
On October 4, 2021, the Company acquired a 60% controlling ownership interest in ten franchise shops in Canada for total consideration of approximately $14.7 million, consisting of approximately $14.4 million in cash and approximately $0.3 million related to settlement of pre-existing relationships. The acquisition provides the opportunity to expand the Company’s omni-channel strategy in Canada, and will be accounted for as a business combination. The results of the acquired franchise business were reported within the Market Development segment as of the quarter ended October 3, 2021 and will be reported within the U.S. and Canada segment beginning at the acquisition date in the fourth quarter of fiscal 2021. As of the date of issuance of this Quarterly Report on Form 10-Q, the Company has not completed the initial accounting for this business combination.

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

Overview
Krispy Kreme is one of the most beloved and well-known sweet treat brands in the world. Our iconic Original Glazed® doughnut is universally recognized for its hot-off-the-line, melt-in-your-mouth experience. Krispy Kreme operates in 31 countries through its unique network of fresh Doughnut Shops, partnerships with leading retailers, and a rapidly growing Ecommerce and delivery business. Our purpose of touching and enhancing lives through the joy that is Krispy Kreme guides how we operate every day and is reflected in the love we have for our people, our communities, and the planet.
The following table presents a summary of our financial results for the periods presented:

	Quarter Ended			Three Quarters Ended
(in thousands except percentages)	October 3, 2021	September 27, 2020	% Change	October 3, 2021	September 27, 2020	% Change
Total Net Revenues	$342,799	$290,233	18.1%	$1,013,794	$796,421	27.3%
Net Loss	(3,752)	(13,484)	72.2%	(19,126)	(36,117)	47.0%
Adjusted Net Income	12,616	11,782	7.1%	50,711	28,673	76.9%
Adjusted EBITDA	41,417	37,785	9.6%	140,213	103,698	35.2%
We generated 6.2% and 11.9% organic revenue growth for the quarter and three quarters ended October 3, 2021, respectively.
Executing on our Transformation Strategy
We continue to add quality points of access across our network as we convert markets into fully implemented Hub and Spoke models, surpassing 10,000 points of access as of the end of the third quarter of fiscal 2021. The primary driver of the increased points of access from the second quarter of fiscal 2021 was the continued expansion of our DFD network in alignment with our transformation strategy, as we added 393 DFD Doors globally, including 153 DFD Doors to the U.S. and Canada segment (including expansion in major markets such as Chicago, Dallas, Phoenix, Los Angeles, and Denver), 151 to the International segment, and 89 to the Market Development segment.

The increase in DFD Doors is the result of our focus on executing our omni-channel strategy to drive our transformation. As highlighted by the more developed model within the International segment, which has experienced a quick recovery from the impacts of the COVID-19 pandemic, the capital-efficient Hub and Spoke distribution model provides a route to market and powers profitability. As of the end of the third quarter of fiscal 2021, our Krispy Kreme U.S. and Canada business has completed the conversion of the last few designated market areas from our legacy wholesale business to DFD, allowing us to focus on DFD expansion in priority areas. We expect DFD growth to continue to be one of our most significant drivers of profitability growth, through both increased door count and growth in average revenue per door per week (“APD”) which has risen over 50% in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. Additionally, we expect further global expansion of points of access to come in the near-term as we acquired ten franchise shops in Canada at the beginning of the fourth quarter of fiscal 2021, providing opportunity to expand our omni-channel strategy in Canada.
COVID-19 Update
As of the end of the third quarter of fiscal 2021, approximately 98% of global system-wide shops (includes Company-owned and franchise shops) were operational. In the U.S. and Canada, all Krispy Kreme and all Insomnia Cookies shops were operational with certain locations still limiting lobby dining based on local regulations throughout the quarter.
The International segment continued to perform strongly with all shops in the United Kingdom, Ireland, and Mexico operational as of the end of the third quarter of fiscal 2021. Australia and New Zealand were more heavily impacted by COVID-19 restrictions during the quarter, experiencing temporary shop closures and with lobby dining currently not allowed at certain locations.
Certain international franchise markets within the Market Development segment were more heavily impacted by COVID-19 restrictions during the third quarter of fiscal 2021, with 23% of shops operating at reduced hours and 13% with lobby dining closed as of the end of the quarter. This still represented an improvement from conditions as of the end of the second quarter of fiscal 2021, contributing to a continued trend of growth for Market Development.
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
Throughout this Quarterly Report on Form 10-Q, we utilize “global points of access” as a key performance indicator. Global points of access reflect all locations at which fresh doughnuts or cookies can be purchased. We define global points of access to include all Hot Light Theater Shops, Fresh Shops, Carts and Food Trucks, DFD Doors, Cookie Shops, and other defined points at both Company-owned and franchise locations as of the end of the respective reporting period. We monitor global points of access as a metric that informs the growth of our omni-channel presence over time and believe this metric is useful to investors to understand our footprint in each of our segments and by asset type.

The following table presents our global points of access, by segment and type, as of the end of the third quarter of 2021, third quarter of 2020 and fiscal 2020, respectively:

	Global Points of Access (1)
	Quarter Ended		Fiscal Year Ended
	October 3, 2021	September 27, 2020	January 3, 2021
U.S. and Canada: (2)
Hot Light Theater Shops	238	206	229
Fresh Shops	57	48	47
Cookie Shops	206	178	184
DFD Doors (3)	5,220	2,846	4,137
Total	5,721	3,278	4,597
International:
Hot Light Theater Shops	30	28	28
Fresh Shops	352	353	348
Carts, Food Trucks, and Other (4)	12	10	11
DFD Doors (3)	2,415	1,833	1,986
Total	2,809	2,224	2,373
Market Development: (5)
Hot Light Theater Shops	113	144	119
Fresh Shops	761	716	732
Carts, Food Trucks, and Other (4)	30	30	30
DFD Doors (3)	607	470	465
Total	1,511	1,360	1,346
Total global points of access (as defined)	10,041	6,862	8,316
Total Hot Light Theater Shops	381	378	376
Total Fresh Shops	1,170	1,117	1,127
Total Cookie Shops	206	178	184
Total Shops	1,757	1,673	1,687
Total Carts, Food Trucks, and Other	42	40	41
Total DFD Doors	8,242	5,149	6,588
Total global points of access (as defined)	10,041	6,862	8,316
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
4.Beginning in the quarter ended October 3, 2021, the Company includes Carts and Food Trucks in its calculation of global points of access. Carts and Food Trucks are non-producing, mobile (typically on wheels) facilities without walls or a door where product is received from a Hot Light Theater Shop or Doughnut Factory. They are primarily found in international locations, in airports, train stations, etc. Comparative data has been included in all periods presented above.
5.Includes locations in Japan, which were acquired in December 2020 and are now Company-owned. All remaining points of access in the Market Development segment relate to our franchise business.

As of October 3, 2021, we had 10,041 global points of access, with 1,757 Krispy Kreme and Insomnia Cookies branded shops, 42 Carts and Food Trucks, and 8,242 DFD Doors. During the third quarter of fiscal 2021, we added a net 31 additional shops globally, including three Hot Light Theater Shops, 21 Fresh Shops, and seven Insomnia Cookie Shops. The Hot Light Theater Shop openings included expansion in Lakeland, FL for the U.S. and Canada segment, Boca del Rio, Mexico for the International segment, and Cairo, Egypt for the Market Development segment which represents our first franchise shop in Egypt, increasing our global presence to 31 countries. We plan to continue adding new locations and expanding our Ecommerce and delivery platform in order to extend the availability of our products.
We also utilize “Hubs” as a key performance indicator. Our transformation is driven by the implementation of an omni-channel strategy to reach more consumers where they are and drive revenue growth, and this strategy is supported by a capital-efficient Hub and Spoke distribution model that provides a route to market and powers profitability. Our Hot Light Theater shops and Doughnut Factories serve as centralized production facilities (“Hubs”). From these Hubs, we deliver doughnuts to our Fresh Shops, Carts and Food Trucks, and DFD Doors (“Spokes”) through an integrated network of company-operated delivery routes, ensuring quality and freshness.

	Hubs
	Quarter Ended		Fiscal Year Ended
	October 3, 2021	September 27, 2020	January 3, 2021
U.S. and Canada:
Hot Light Theater Shops (1)	234	203	226
Doughnut Factories	4	7	5
Total	238	210	231
Hubs with Spokes	121	112	113
International:
Hot Light Theater Shops (1)	25	27	27
Doughnut Factories	10	9	9
Total	35	36	36
Hubs with Spokes	35	36	36
Market Development:
Hot Light Theater Shops (1)	111	141	116
Doughnut Factories	26	26	26
Total	137	167	142
Total Hubs	410	413	409
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
The following tables present a reconciliation of net loss to Adjusted EBITDA and net loss to Adjusted Net Income for the periods presented:

	Quarter Ended		Three Quarters Ended
(in thousands)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net loss	$(3,752)	$(13,484)	$(19,126)	$(36,117)
Interest expense, net	7,186	7,908	25,228	26,263
Interest expense — related party(1)	—	5,566	10,387	16,698
Income tax (benefit)/expense	(2,342)	499	8,266	(2,413)
Depreciation and amortization expense	25,663	20,435	74,258	57,619
Share-based compensation	6,315	3,095	16,973	9,236
Employer payroll taxes related to share-based compensation	1,171	—	2,012	—
Other non-operating expense/(income), net(2)	732	(357)	(126)	(469)
New York City flagship Hot Light Theater Shop opening(3)	—	2,190	—	6,429
Strategic initiatives(4)	—	4,649	—	13,923
Acquisition and integration expenses(5)	1,288	4,274	3,663	8,697
Shop closure expenses(6)	—	2,058	—	4,844
Restructuring and severance expenses(7)	57	—	1,393	—
IPO-related expenses(8)	4,018	206	14,221	206
Other(9)	1,081	746	3,064	(1,218)
Adjusted EBITDA	$41,417	$37,785	$140,213	$103,698

	Quarter Ended		Three Quarters Ended
(in thousands)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net loss	$(3,752)	$(13,484)	$(19,126)	$(36,117)
Interest expense — related party(1)	—	5,566	10,387	16,698
Share-based compensation	6,315	3,095	16,973	9,236
Employer payroll taxes related to share-based compensation	1,171	—	2,012	—
Other non-operating expense/(income), net(2)	732	(357)	(126)	(469)
New York City flagship Hot Light Theater Shop opening(3)	—	2,190	—	6,429
Strategic initiatives(4)	—	4,649	—	13,923
Acquisition and integration expenses(5)	1,288	4,274	3,663	8,697
Shop closure expenses(6)	—	2,058	—	4,844
Restructuring and severance expenses(7)	57	—	1,393	—
IPO-related expenses(8)	4,018	206	14,221	206
Other(9)	1,081	746	3,064	(1,218)
Amortization of acquisition related intangibles(10)	7,497	6,566	22,573	19,138
KKI Term Loan Facility interest and debt issuance costs(11)	107	—	2,448	—
Tax impact of adjustments(12)	(5,784)	(5,702)	(10,604)	(14,669)
Tax specific adjustments(13)	(114)	1,975	3,833	1,975
Adjusted net income	$12,616	$11,782	$50,711	$28,673
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
4.The quarter and three quarters ended September 27, 2020 consists mainly of consulting and advisory fees, personnel transition costs, and network conversion and set-up costs related to the transformation of the Company’s legacy wholesale business in the United States.
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
8.Includes consulting and advisory fees incurred in connection with preparation for and execution of the Company’s IPO. Due to the timing of the IPO, certain costs were incurred in the quarter ended October 3, 2021 that are not expected to recur in future quarters.
9.The quarter and three quarters ended October 3, 2021 consist primarily of legal expenses incurred on matters described in Note 10, Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements. The quarter and three quarters ended September 27, 2020 consists primarily of fixed asset and impairment expenses, net of a gain on the sale of land.
10.Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the consolidated statements of operations.
11.Includes interest expense and debt issuance costs incurred and recognized as expenses in connection with the extinguishment of the KKI Term Loan Facility within four business days of receipt of the net proceeds from the IPO.
12.Tax impact of adjustments calculated applying the applicable statutory rates. The three quarters ended October 3, 2021 also includes the impact of disallowed executive compensation expense incurred in connection with the IPO.
13.The three quarters ended October 3, 2021 consists primarily of the effect of the U.K. 2023 statutory tax rate change from 19.0% to 25.0% on existing temporary differences.

Sales Per Hub
In order to measure the effectiveness of our Hub and Spoke model, we use “Sales per Hub” on a trailing four-quarter basis, which includes all revenue generated from a Hub and its associated Spokes. Sales per Hub equals Fresh Revenues from Hubs with Spokes, divided by the average number of Hubs with Spokes during the period. Fresh Revenues include product sales generated from our Doughnut Shop business (including Ecommerce and delivery), as well as DFD sales, but excluding sales from our legacy wholesale business and our Branded Sweet Treat Line. It also excludes all Insomnia Cookies revenues as the measure is focused on the Krispy Kreme business. The Average Hub with Spokes for a period is calculated as the average of the number of Hubs with Spokes at the end of the five most recent quarters.
Sales per Hub was as follows for each of the periods below:

	Trailing Four Quarters Ended	Fiscal Year Ended
(in thousands, unless otherwise stated)	October 3, 2021	January 3, 2021	December 29, 2019
U.S. and Canada:
Revenues	$904,633	$782,717	$587,522
Non-Fresh Revenues (1)	(53,719)	(128,619)	(112,051)
Fresh Revenues from Insomnia Cookies and Hubs without Spokes (2)	(414,186)	(323,079)	(271,067)
Sales from Hubs with Spokes	436,728	331,019	204,404
Sales per Hub (millions)	3.8	3.5	3.2

International:
Sales from Hubs with Spokes (3)	$314,615	$230,185	$223,115
Sales per Hub (millions)	8.6	6.4	8.3
1.Includes legacy wholesale business revenues and Branded Sweet Treat Line revenues.
2.Includes Insomnia Cookies revenues and Fresh Revenues generated by Hubs without Spokes.
3.Total International net revenues is equal to Fresh Revenues from Hubs with Spokes for that business segment.
In our International segment, where the Hub and Spoke model is most developed, Sales per Hub reached $8.6 million, up from $6.4 million in the full fiscal year 2020, and also up from pre-pandemic levels in the full fiscal year 2019. International illustrates the benefits of leveraging our Hub and Spoke model in the most efficient way to grow the business, as shown by the International segment’s quick recovery from the impacts of the COVID-19 pandemic and growth in profit margins. In the U.S. and Canada, we reached Sales per Hub of $3.8 million, up from $3.5 million in the full fiscal year 2020 and up from $3.2 million at the beginning of our transformation in 2019. U.S. and Canada growth was driven by our efforts to increase the number of DFD Doors served by our Hubs and to increase APD for the DFD Door portfolio, as the segment makes progress toward optimizing the model to look more like International. As we further extend the Hub and Spoke model into existing and new markets around the world, we expect to see this measure continue to grow.

Results of Operations
The following comparisons are historical results and are not indicative of future results which could differ materially from the historical financial information presented.
Quarter ended October 3, 2021 compared to the Quarter ended September 27, 2020
The following table presents our unaudited condensed consolidated results of operations for the quarter ended October 3, 2021 and the quarter ended September 27, 2020:

	Quarter Ended
	October 3, 2021		September 27, 2020		Change
(in thousands except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$334,324	97.5%	$281,317	96.9%	$53,007	18.8%
Royalties and other revenues	8,475	2.5%	8,916	3.1%	(441)	-4.9%
Total net revenues	342,799	100.0%	290,233	100.0%	52,566	18.1%
Product and distribution costs	92,152	26.9%	85,303	29.4%	6,849	8.0%
Operating expenses	157,315	45.9%	121,792	42.0%	35,523	29.2%
Selling, general and administrative expense	52,950	15.4%	46,521	16.0%	6,429	13.8%
Marketing expenses	12,062	3.5%	8,015	2.8%	4,047	50.5%
Pre-opening costs	1,192	0.3%	3,368	1.2%	(2,176)	-64.6%
Other (income)/expenses, net	(359)	-0.1%	4,667	1.6%	(5,026)	-107.7%
Depreciation and amortization expense	25,663	7.5%	20,435	7.0%	5,228	25.6%
Operating income	1,824	0.5%	132	—%	1,692	1281.8%
Interest expense, net	7,186	2.1%	7,908	2.7%	(722)	-9.1%
Interest expense – related party	—	—%	5,566	1.9%	(5,566)	-100.0%
Other non-operating expense/(income), net	732	0.2%	(357)	-0.1%	1,089	305.0%
Loss before income taxes	(6,094)	-1.8%	(12,985)	-4.5%	6,891	53.1%
Income tax (benefit)/expense	(2,342)	-0.7%	499	0.2%	(2,841)	-569.3%
Net loss	(3,752)	-1.1%	(13,484)	-4.6%	9,732	72.2%
Net income attributable to noncontrolling interest	1,907	0.6%	1,368	0.5%	539	39.4%
Net loss attributable to Krispy Kreme, Inc.	$(5,659)	-1.7%	$(14,852)	-5.1%	$9,193	61.9%
Product sales: Product sales increased $53.0 million, or 18.8%, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021. Approximately $32.5 million of the increase in product sales was attributable to shops acquired from franchisees.
Royalties and other revenues: Royalties and other revenues decreased $0.4 million, or 4.9%, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021, reflecting the impact of the acquisitions of KK Japan and U.S. franchises made during the second half of fiscal 2020 and the first quarter of fiscal 2021.

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the quarter ended October 3, 2021 and the quarter ended September 27, 2020:

(in thousands except percentages)	U.S. and Canada	International	Market Development	Total Company
Total net revenues in third quarter of fiscal 2021	$225,807	$87,262	$29,730	$342,799
Total net revenues in third quarter of fiscal 2020	202,575	63,504	24,154	290,233
Total Net Revenues Growth	23,232	23,758	5,576	52,566
Total Net Revenues Growth %	11.5%	37.4%	23.1%	18.1%
Impact of acquisitions	(27,928)	—	(1,195)	(29,123)
Impact of foreign currency translation	—	(5,305)	—	(5,305)
Organic Revenue Growth	$(4,696)	$18,453	$4,381	$18,138
Organic Revenue Growth %	-2.3%	29.1%	18.1%	6.2%
Total net revenue growth of $52.6 million, or approximately 18.1%, and organic revenue growth of $18.1 million, or approximately 6.2%, was driven by increasing availability through new points of access and the omni-channel model, particularly the expansion of spokes, including DFD Doors, for existing Hubs with Spokes during the third quarter of fiscal 2021.
U.S. and Canada segment net revenue growth was driven by a combination of franchise acquisitions (17 shops in the first quarter of fiscal 2021 and 51 shops in the second half of fiscal 2020) and continued execution of our omni-channel strategy. U.S. and Canada net revenue grew $23.2 million, or approximately 11.5%, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021 while U.S. and Canada organic revenue decreased $4.7 million, or approximately 2.3%, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021. The decrease in organic revenue was driven by a $22.8 million withdrawal in revenue from our legacy wholesale business, reflecting the evolution of the DFD business and the discontinuance of certain legacy extended shelf-life products sold through that channel. Excluding the impact of exiting the legacy wholesale business, U.S. and Canada organic growth was 8.9% and was driven by the expansion of our points of access, particularly our DFD network, higher DFD APD, and the strong performance of Insomnia Cookies. As we continue our transformation and implementation of the Hub and Spoke model, the transition to DFD from our legacy wholesale business continues to drive strong results with record APD established in the quarter and substantial growth versus 2020 and 2019 driven by the quality of new DFD Doors (including expansion in major markets such as Chicago, Dallas, Phoenix, Los Angeles, and Denver) and consumer convenience. This growth was partially offset by declines in revenues from our early-stage Branded Sweet Treat Line as we lapped the substantial revenues associated with shipments for the initial launch in 2020. However, we continue to expand production and the customer base and revenues increased when compared to the second quarter of fiscal 2021.
Our International segment net revenue grew $23.8 million, or approximately 37.4%, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021 and International organic revenue grew $18.5 million, or approximately 29.1%, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021. Organic growth in the quarter was driven by successful limited time offerings, substantial expansion of DFD, and while lapping a previous period which was negatively impacted by COVID-19. Our businesses in the United Kingdom, Ireland, and Mexico in particular saw strong organic growth during the third quarter, with traffic returning stronger than prior to the pandemic, while our businesses in Australia and New Zealand also contributed to organic growth even with heavier impacts from COVID-19 restrictions and temporary shop closures.
Our Market Development net revenue grew $5.6 million, or approximately 23.1%, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021, driven mainly by the acquisition of KK Japan in the final quarter of 2020. Market Development organic revenue grew $4.4 million, or approximately 18.1%, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021, driven mainly by improved market conditions for international franchise locations as COVID-19 restrictions in certain key markets continued to ease.
Product and distribution costs (exclusive of depreciation and amortization): Product and distribution costs increased $6.8 million, or 8.0%, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021, largely in line with and attributable to the same factors as our revenue growth.
Product and distribution costs as a percentage of revenue decreased by approximately 250 basis points from 29.4% in the third quarter of fiscal 2020 to 26.9% in the third quarter of fiscal 2021. This margin improvement was primarily driven by the U.S. and Canada segment, which benefited from higher margins from its DFD business due to the shift to fresh doughnut sales from the legacy wholesale business. In addition, margins improved as a result of the sales mix shift due to the impact of franchise acquisitions. These factors more than offset the impact of commodity cost pressure in the third quarter of fiscal 2021.

Operating expenses: Operating expenses increased $35.5 million, or 29.2%, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021, driven mainly by franchise acquisitions and labor investments.
Operating expenses as a percentage of revenue increased approximately 390 basis points, from 42.0% in the third quarter of fiscal 2020 to 45.9% in the third quarter of fiscal 2021, driven in part by the impact of franchise acquisitions, such as KK Japan, which resulted in additional operating expenses that are needed to run Company-owned operations versus franchises. Additionally, we incurred higher labor costs in part due to labor needed to support the Hub and Spoke model transformation and labor investments as a result of the current labor markets around the world.
Selling, general and administrative expense: Selling, general and administrative (“SG&A”) expenses increased $6.4 million, or 13.8%, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021. The increase was driven by higher costs related to operating as a public company, increased share-based compensation expense, and by SG&A expenses incurred by franchise shops acquired subsequent to the third quarter of fiscal 2020. As a percentage of revenue, SG&A expenses decreased approximately 60 basis points, from 16.0% in the third quarter of fiscal 2020 to 15.4% due to economies of scale from our top-line revenue growth.
Marketing expenses: Marketing expenses increased $4.0 million, or 50.5%, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021, primarily driven by spend associated with the increased revenues during the quarter.
Pre-opening costs: Pre-opening costs decreased $2.2 million, or 64.6%, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021, primarily driven by costs associated with our expansion in NYC in the third quarter of fiscal 2020, including expenses incurred as we prepared for the opening of our NYC flagship Hot Light Theater Shop near the end of the third quarter of fiscal 2020.
Other (income)/expenses, net: Other expenses, net of $4.7 million in the third quarter of fiscal 2020 were primarily driven by lease termination costs, impairment charges, and losses on disposal of property and equipment, a majority of which were related to shop closures driven by impacts of COVID-19.
Depreciation and amortization expense: Depreciation and amortization expense increased $5.2 million, or 25.6%, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021, primarily driven by the impact of acquired franchises and depreciation resulting from increased capital expenditures.
Interest expense - related party: Interest expense with related parties decreased $5.6 million or 100.0%, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021, driven by paying off our Related Party Notes in full with KK GP during the second quarter of fiscal 2021.
Income tax (benefit)/expense: The tax benefit of $2.3 million in the third quarter of fiscal 2021 was driven by pre-tax results and tax benefits related to the vesting of RSUs. Our tax expense was also impacted by the mix of income between the U.S. and foreign jurisdictions.
Net income attributable to noncontrolling interest: Net income attributable to noncontrolling interest for the third quarter of fiscal 2021 increased $0.5 million, or 39.4%, from the third quarter of fiscal 2020, reflecting stronger earnings allocated to the shareholders of consolidated subsidiaries, particularly Insomnia Cookies.

Results of Operations by Segment – Quarter ended October 3, 2021 compared to the Quarter ended September 27, 2020
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Quarter Ended		Change
(in thousands except percentages)	October 3, 2021	September 27, 2020	$	%
Adjusted EBITDA
U.S. and Canada	$19,912	$20,028	$(116)	-0.6%
International	21,655	15,098	6,557	43.4%
Market Development	9,033	9,374	(341)	-3.6%
Corporate	(9,183)	(6,715)	(2,468)	-36.8%
Total Adjusted EBITDA (1)	$41,417	$37,785	$3,632	9.6%
1.    Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net loss.
U.S. and Canada Adjusted EBITDA decreased $0.1 million, or 0.6%, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021. Efficiency benefits of DFD expansion as we execute our Hub and Spoke transformation were offset by short-term supply challenges related to the Branded Sweet Treat line as well as commodity cost and labor pressures. At the end of the third quarter of fiscal 2021, we increased prices on fresh doughnuts to help mitigate these cost pressures as well as the growing impact of wage inflation in the marketplace.
International Adjusted EBITDA increased $6.6 million, or 43.4%, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021, primarily driven by revenue growth of 37.4% due to DFD expansion and the adverse impacts of the COVID-19 pandemic on our international markets during the third quarter of fiscal 2020. Revenue growth significantly out-paced expense growth, leading to higher margins consistent with these more established Hub and Spoke markets. We expect the International segment to continue to contribute to strong EBITDA performance as the markets have rebounded well to match or exceed their performance prior to the pandemic.
Market Development Adjusted EBITDA decreased $0.3 million, or 3.6%, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021 driven mainly by the impact of U.S. and Canada franchise acquisitions, which more than offset EBITDA growth in the international franchise markets.
Corporate Adjusted EBITDA decreased $2.5 million, or 36.8%, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021 driven by an increase in costs associated with our operation as a public company.

Three Quarters ended October 3, 2021 compared to the Three Quarters ended September 27, 2020
The following table presents our unaudited condensed consolidated results of operations for the three quarters ended October 3, 2021 and September 27, 2020:

	Three Quarters Ended
	October 3, 2021		September 27, 2020		Change
(in thousands except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$989,132	97.6%	$769,461	96.6%	$219,671	28.5%
Royalties and other revenues	24,662	2.4%	26,960	3.4%	(2,298)	-8.5%
Total net revenues	1,013,794	100.0%	796,421	100.0%	217,373	27.3%
Product and distribution costs	257,166	25.4%	222,409	27.9%	34,757	15.6%
Operating expenses	462,733	45.6%	341,792	42.9%	120,941	35.4%
Selling, general and administrative expense	163,417	16.1%	129,090	16.2%	34,327	26.6%
Marketing expenses	31,621	3.1%	24,704	3.1%	6,917	28.0%
Pre-opening costs	4,335	0.4%	9,668	1.2%	(5,333)	-55.2%
Other (income)/expenses, net	(4,365)	-0.4%	7,177	0.9%	(11,542)	-160.8%
Depreciation and amortization expense	74,258	7.3%	57,619	7.2%	16,639	28.9%
Operating income	24,629	2.4%	3,962	0.5%	20,667	521.6%
Interest expense, net	25,228	2.5%	26,263	3.3%	(1,035)	-3.9%
Interest expense – related party	10,387	1.0%	16,698	2.1%	(6,311)	-37.8%
Other non-operating income, net	(126)	—%	(469)	-0.1%	343	73.1%
Loss before income taxes	(10,860)	-1.1%	(38,530)	-4.8%	27,670	71.8%
Income tax expense/(benefit)	8,266	0.8%	(2,413)	-0.3%	10,679	442.6%
Net loss	(19,126)	-1.9%	(36,117)	-4.5%	16,991	47.0%
Net income attributable to noncontrolling interest	6,736	0.7%	2,880	0.4%	3,856	133.9%
Net loss attributable to Krispy Kreme, Inc	$(25,862)	-2.6%	$(38,997)	-4.9%	$13,135	33.7%
Product sales: Product sales increased $219.7 million, or 28.5%, from the first three quarters of fiscal 2020 to the first three quarters of fiscal 2021. Approximately $104.8 million of the increase in product sales was attributable to shops acquired from franchisees.
Royalties and other revenues: Royalties and other revenues decreased $2.3 million, or 8.5%, from the first three quarters of fiscal 2020 to the first three quarters of fiscal 2021, reflecting the impact of the acquisitions of KK Japan and U.S. franchises made during the second half of fiscal 2020 and the first quarter of fiscal 2021.

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the three quarters ended October 3, 2021 and September 27, 2020:

(in thousands except percentages)	U.S. and Canada	International	Market Development	Total Company
Total net revenues in first three quarters of fiscal 2021	$679,195	$243,005	$91,594	$1,013,794
Total net revenues in first three quarters of fiscal 2020	557,280	158,575	80,566	796,421
Total Net Revenues Growth	121,915	84,430	11,028	217,373
Total Net Revenues Growth %	21.9%	53.2%	13.7%	27.3%
Impact of acquisitions	(99,062)	—	(1,584)	(100,646)
Impact of foreign currency translation	—	(21,767)	—	(21,767)
Organic Revenue Growth	$22,853	$62,663	$9,444	$94,960
Organic Revenue Growth %	4.1%	39.5%	11.7%	11.9%
Total net revenue growth of $217.4 million, or approximately 27.3%, and organic revenue growth of $95.0 million, or approximately 11.9%, was driven by the continued and successful execution of our growth strategy and transformation deploying our omni-channel approach globally. We have continued to increase availability through new points of access and the omni-channel model, particularly the expansion of spokes, including DFD Doors, for existing Hubs with Spokes during the first three quarters of fiscal 2021.
U.S. and Canada segment net revenue growth, which reflects franchise acquisitions (17 shops in the first quarter of fiscal 2021 and 51 shops in the second half of fiscal 2020), was also driven by strong organic revenue growth. U.S. and Canada net revenue grew $121.9 million, or approximately 21.9% from the first three quarters of fiscal 2020 to the first three quarters of fiscal 2021 and U.S. and Canada organic revenue grew $22.9 million, or approximately 4.1%, for the period, driven by significant expansion of the DFD business in strategic markets, our adaptation to changing consumer behavior in response to the COVID-19 pandemic (which heavily impacted the segment during the first fiscal quarter of 2020), including increased leverage of Ecommerce and delivery channels, Krispy Kreme and Insomnia Cookies shop openings, and successful limited time offers. Organic growth was partially offset by an $80.7 million withdrawal in revenue from our legacy wholesale business, reflecting the evolution of the DFD business and the discontinuance of certain legacy extended shelf-life products sold through that channel.
Our International segment net revenue grew $84.4 million, or approximately 53.2%, from the first three quarters of fiscal 2020 to the first three quarters of fiscal 2021. International organic revenue grew $62.7 million, or approximately 39.5%, from the first three quarters of fiscal 2020 to the first three quarters of fiscal 2021, driven mainly by successfully leveraging our Hub and Spoke model with added points of access and by COVID-19 restrictions being lifted compared to 2020. Despite certain ongoing COVID-19 restrictions in place during the first fiscal quarter of 2021, our international markets experienced a strong rebound in the second and third fiscal quarters of 2021, helped by our continued increase in global Ecommerce penetration, the expansion of DFD Doors, and successful leverage of limited time offers and promotions.
Our Market Development segment net revenue grew $11.0 million, or approximately 13.7%, from the first three quarters of fiscal 2020 to the first three quarters of fiscal 2021, driven mainly by the acquisition of KK Japan in the final quarter of fiscal 2020. Market Development organic revenue grew $9.4 million, or approximately 11.7%, from the first three quarters of fiscal 2020 to the first three quarters of fiscal 2021, driven mainly by improved market conditions for international franchise locations as COVID-19 restrictions in certain key markets began to ease.
Product and distribution costs (exclusive of depreciation and amortization): Product and distribution costs increased $34.8 million, or 15.6%, from the first three quarters of fiscal 2020 to the first three quarters of fiscal 2021, largely in line with and attributable to the same factors as our revenue growth.
 Product and distribution costs as a percentage of revenue decreased by approximately 250 basis points from 27.9% in the first three quarters of fiscal 2020 to 25.4% in the first three quarters of fiscal 2021. This margin improvement was primarily driven by the U.S. and Canada segment, which benefited from higher margins from its DFD business due to the shift to fresh doughnut sales from the legacy wholesale business. In addition, margins improved as a result of the sales mix shift due to the impact of franchise acquisitions.

Operating expenses: Operating expenses increased $120.9 million, or 35.4%, from the first three quarters of fiscal 2020 to the first three quarters of fiscal 2021, driven mainly by franchise acquisitions and labor investments.
Operating expenses as a percentage of revenue increased approximately 270 basis points, from 42.9% in the first three quarters of fiscal 2020 to 45.6% in the first three quarters of fiscal 2021 driven mainly by the impact of franchise acquisitions, such as KK Japan, which resulted in additional operating expenses which are needed to run Company-owned operations versus franchises. Additionally, we incurred higher labor costs in part due to labor needed to support the Hub and Spoke model transformation and labor investments as a result of the current labor markets around the world.
Selling, general and administrative expense: Selling, general and administrative expenses increased $34.3 million, or 26.6%, from the first three quarters of fiscal 2020 to the first three quarters of fiscal 2021. The increase was driven mainly by an increase in costs related to the completion of our IPO ($14.2 million), increased share-based compensation expense related to the accelerated vesting of certain employee restricted stock units in conjunction with the IPO (as well as the re-loading of executive units and stock options during the second quarter of fiscal 2021), and by SG&A expenses incurred related to the impact of franchise acquisitions. As a percentage of revenue, SG&A expenses decreased approximately 10 basis points, from 16.2% in the first three quarters of fiscal 2020 to 16.1% in the first three quarters of fiscal 2021 primarily due to economies of scale from our top-line revenue growth.
Marketing expenses: Marketing expenses increased $6.9 million, or 28.0%, from the first three quarters of fiscal 2020 to the first three quarters of fiscal 2021, primarily driven by spend associated with the increased revenues during the three quarters.
Pre-opening costs: Pre-opening costs decreased $5.3 million, or 55.2%, from the first three quarters of fiscal 2020 to the first three quarters of fiscal 2021, primarily driven by $3.6 million costs associated with our expansion in NYC in the second half of fiscal 2020, including expenses incurred as we prepared for the opening of our NYC flagship Hot Light Theater Shop near the end of the third quarter of fiscal 2020.
Other (income)/expenses, net: Other income, net of $4.4 million in the first three quarters of fiscal 2021 was primarily driven by one-time COVID-19 related business interruption insurance proceeds of approximately $3.5 million for KKUK in the first quarter of fiscal 2021.
Depreciation and amortization expense: Depreciation and amortization expense increased $16.6 million, or 28.9%, from the first three quarters of fiscal 2020 to the first three quarters of fiscal 2021, primarily driven by the impact of acquired franchises and depreciation resulting from increased capital expenditures.
Interest expense - related party: Interest expense with related parties decreased $6.3 million, or 37.8% from the first three quarters of fiscal 2020 to the first three quarters of fiscal 2021, driven by paying off our Related Party Notes in full with KK GP during the second quarter of fiscal 2021.
Income tax expense/(benefit): Income tax expense of $8.3 million in the first three quarters of fiscal 2021 was driven by the revaluation of U.K. deferred taxes as a result of the increase in the corporate tax rate from 19.0% to 25.0% beginning in 2023 and disallowed executive compensation in connection with the IPO. Our tax expense was also impacted by the mix of income between the U.S. and foreign jurisdictions.
Net income attributable to noncontrolling interest: Net income attributable to noncontrolling interest for the first three quarters of fiscal 2021 increased $3.9 million, or 133.9%, from the first three quarters of fiscal 2020, reflecting stronger earnings allocated to the shareholders of consolidated subsidiaries, particularly, Insomnia Cookies, WKS Krispy Kreme and KKUK.

Results of Operations by Segment – Three Quarters ended October 3, 2021 compared to the Three Quarters ended September, 27 2020
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Three Quarters Ended		Change
(in thousands except percentages)	October 3, 2021	September 27, 2020	$	%
Adjusted EBITDA
U.S. and Canada	$75,760	$69,216	$6,544	9.5%
International	60,676	27,909	32,767	117.4%
Market Development	29,782	27,959	1,823	6.5%
Corporate	(26,005)	(21,386)	(4,619)	-21.6%
Total Adjusted EBITDA (1)	$140,213	$103,698	$36,515	35.2%
1.    Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net loss.
U.S. and Canada Adjusted EBITDA increased $6.5 million, or 9.5%, from the first three quarters of fiscal 2020 to the first three quarters of fiscal 2021, primarily driven by the revenue growth of 21.9%. Our strategic expansion of the DFD programs contributed to this growth with added points of access. As the DFD business continues to grow it will become even more impactful on profitability in future quarters. The Insomnia Cookies business saw significant EBITDA margin expansion compared to the first three quarters of fiscal 2020 due to the top-line revenue growth aided by a return of activity to college campuses. This offset some margin decline for the Krispy Kreme U.S. and Canada business which was impacted by increased near-term costs, primarily related to a challenging labor and commodity environment. The Krispy Kreme U.S. and Canada business also saw increased occupancy costs as a percentage of revenue in part due to NYC rents (including Times Square), and incremental costs from our Branded Sweet Treat Line (initiatives that currently have higher operational expenses compared to the prior comparative period that have not yet been absorbed by the sales generated). Overall for U.S. and Canada, we believe our long-term EBITDA margin outlook remains strong as we see the efforts of our transformation emerging.
International Adjusted EBITDA increased $32.8 million, or 117.4%, from the first three quarters of fiscal 2020 to the first three quarters of fiscal 2021, primarily driven by revenue growth of 53.2% due to strong DFD performance as well as widespread impacts of the COVID-19 pandemic on our international markets during 2020, particularly in the United Kingdom and Ireland. As of the end of the third quarter of fiscal 2021 all shops in the United Kingdom, Ireland, and Mexico were operational. We expect the International segment to continue to contribute to strong EBITDA performance as the markets have rebounded well to match (or exceed) their performance prior to the pandemic. Additionally, during the first quarter of fiscal 2021, KKUK received one-time insurance proceeds of $3.5 million which helped to offset continued COVID-19 impacts.
Market Development Adjusted EBITDA increased $1.8 million, or 6.5%, from the first three quarters of fiscal 2020 to the first three quarters of fiscal 2021 driven mainly by improved market conditions for international franchise locations as COVID-19 restrictions in certain key markets continued to ease.
Capital Resources and Liquidity
Our principal sources of liquidity to date have included cash from operating activities, cash on hand, amounts available under our credit facility, and commercial trade financing including our “Supply Chain Financing Program” or the “SCF Program.” Our primary use of liquidity is to fund the cash requirements of our business operations, including working capital needs, capital expenditures, acquisitions and other commitments.

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
As of October 3, 2021, our outstanding principal amount under the 2019 Facility was $700.0 million. The reduction from the balance as of January 3, 2021 included a net paydown of $80.0 million on the revolving credit facility and cumulative quarterly term loan repayments of $26.3 million, which were funded mainly by capital contributions from shareholders and other minority interests in the first three quarters of fiscal 2021.
We had cash and cash equivalents of $37.5 million as of January 3, 2021 and $44.9 million as of October 3, 2021. We believe that our existing cash and cash equivalents and debt facilities will be sufficient to fund our operating and capital needs for at least the next twelve months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending to acquire franchises, the growth of our presence in new markets and the expansion of our omni-channel model in existing markets. We may enter into arrangements in the future to acquire or invest in complementary businesses, services and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations and financial condition would be adversely affected.
Cash Flows
We generate significant cash from operations and have substantial credit availability and capacity to fund operating and discretionary spending such as capital expenditures and debt repayments. Our requirement for working capital is not significant because our consumers pay us in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the vendor of such items. The following table and discussion present, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities:

	Three Quarters Ended
(in thousands)	October 3, 2021	September 27, 2020
Net cash provided by operating activities	$98,788	$30,752
Net cash used for investing activities	(116,716)	(125,322)
Net cash provided by financing activities	27,360	122,586
Cash Flows Provided by Operating Activities
Cash provided by operations totaled $98.8 million for the first three quarters of fiscal 2021, an increase of $68.0 million compared with the amount for the first three quarters of fiscal 2020. Cash provided by operations increased primarily due to operating results producing a smaller net loss in the first three quarters of fiscal 2021 due in part to impacts on business operations during the COVID-19 pandemic in the first three quarters of fiscal 2020. The increase also reflected an improvement of approximately $12.4 million from working capital management primarily as a result of changes in accounts receivable and inventories balances.

We have undertaken broad efforts to improve our working capital position and cash generation, in part by negotiating longer payment terms with vendors. We have an agreement with a third-party administrator which allows participating vendors to track our payments, and if voluntarily elected by the vendor, to sell payment obligations from us to financial institutions as part of our SCF Program. Our typical payment terms for trade payables range up to 180 days outside of the SCF Program, depending on the type of vendors and the nature of the supplies or services. For vendors under the SCF Program, we have established payable terms ranging up to, but not exceeding, 360 days. When participating vendors elect to sell one or more of our payment obligations, our rights and obligations to settle the payables on their contractual due date are not impacted. We have no economic or commercial interest in a vendor’s decision to enter into these agreements and the financial institutions do not provide us with incentives such as rebates or profit sharing under the SCF Program. We agree on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and as the terms are not impacted by the SCF Program, such obligations are classified as trade payables. Our increased use of the SCF programs has continued through the three quarters ended October 3, 2021.
Cash Flows Used for Investing Activities
Cash used for investing activities totaled $116.7 million for the first three quarters of fiscal 2021, a decrease in investment of $8.6 million compared with the first three quarters of fiscal 2020. The decrease is primarily due to $59.7 million cash used for acquisitions of franchised shops in the first three quarters of fiscal 2020 (compared to $33.9 million cash used for acquisitions completed in the first three quarters of fiscal 2021), offset by an incremental $14.1 million of property and equipment purchases in the first three quarters of fiscal 2021.
Cash Flows Provided by Financing Activities
Cash provided by financing activities totaled $27.4 million for the first three quarters of fiscal 2021, a decrease of $95.2 million compared with the first three quarters of fiscal 2020. The decrease was mainly driven by a variance of $84.1 million cash flows related to structured payables programs (net payments on structured payables of $28.1 million in the three quarters ended October 3, 2021 compared to net proceeds from structured payables of $55.9 million in the three quarters ended September 27, 2020), as we utilized excess cash to pay off outstanding balances. We utilize various card products issued by financial institutions to facilitate purchases of goods and services. By using these products, we may receive differing levels of rebates based on timing of repayment. The payment obligations under these cards products are classified as structured payables on our Condensed Consolidated Balance Sheets and the associated cash flows are included in the financing section of our Condensed Consolidated Statement of Cash Flows.
Other highlights from the three quarters ended October 3, 2021 included:
•    Repayments of long-term debt and lease obligations (net of proceeds from the issuance of debt) of $447.6 million, which included the extinguishment of the Related Party Notes and the Term Loan Facility described further below;
•    Proceeds from investments by shareholders of $701.2 million, including receipt of $527.3 million IPO proceeds net of underwriting discounts (but excluding $12.5 million capitalized offering expenses unpaid as of the end of the third quarter of fiscal 2021); and
•    Distributions to shareholders and payments for the repurchase and retirement of common stock of $198.1 million.

Debt
Our long-term debt obligations consist of the following:

(in thousands)	October 3, 2021	January 3, 2021
2019 Facility - term loan	$630,000	$656,250
2019 Facility - revolving credit facility	70,000	150,000
Less: Debt issuance costs	(4,229)	(5,419)
Financing obligations	25,513	26,224
Total long-term debt	721,284	827,055
Less: Current portion of long-term debt	(38,608)	(41,245)
Long-term debt, less current portion	682,676	785,810
Related party notes payable (excluding accrued interest)	—	337,148
Total debt and related party notes payable	$682,676	$1,122,958
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
Under the terms of the 2019 Facility, we are subject to a requirement to maintain a Total Net Leverage Ratio of less than 5.50 to 1.00 as of October 3, 2021, which reduces to 5.00 to 1.00 by April 2, 2023. The Total Net Leverage Ratio under the 2019 Facility is defined as the ratio of (a) Total Indebtedness (as defined in the 2019 Facility, which includes all debt and finance lease obligations) minus unrestricted cash and cash equivalents to (b) a defined calculation of Adjusted EBITDA (“2019 Facility Adjusted EBITDA”) for the most recently ended Test Period (as defined in the 2019 Facility). The 2019 Facility Adjusted EBITDA for purposes of these restrictive covenants includes incremental adjustments beyond those included in our Adjusted EBITDA non-GAAP measure. Specifically, the 2019 Facility Adjusted EBITDA definition includes pro forma impact of EBITDA to be received from new shop openings and acquisitions for periods not yet in operation, certain acquisition related synergies and cost optimization activities and incremental add-backs for pre-opening costs and for COVID-19 expenses and lost profits. Our Total Net Leverage Ratio was 3.19 to 1.00 as of the end of the third quarter of fiscal 2021 compared to 2.92 to 1.00 as of the end of the second quarter of fiscal 2021, primarily due to certain IPO-related costs which were paid during the third quarter of fiscal 2021, including share repurchases and distributions to shareholders.
We were in compliance with the financial and other covenants related to the 2019 Facility as of October 3, 2021 and expect to remain in compliance over the next 12 months. If we are unable to meet the 2019 Facility financial or other covenants in future periods, it may negatively impact our liquidity by limiting our ability to draw on the revolving credit facility, could result in the lenders accelerating the maturity of such indebtedness and foreclosing upon the collateral pledged thereunder, and could require the replacement of the 2019 Facility with new sources of financing, which there is no guaranty we could secure.
Related Party Notes
We were previously party to a senior unsecured note agreement with KK GP for an aggregate principal amount of $283.1 million. In April 2019, we entered into an additional unsecured note with KK GP for $54.0 million (such notes together, the “Related Party Notes”). As of January 3, 2021, the outstanding amount of principal and interest was $344.6 million. The Related Party Notes were paid off in full during the second quarter of fiscal 2021. The interest expense was $10.4 million for the quarter and three quarters ended October 3, 2021, and $5.6 million and $16.7 million for the quarter and three quarters ended September 27, 2020. No interest expense was incurred for the quarter ended October 3, 2021.

Term Loan Facility
On June 10, 2021, we entered into the Term Loan Facility. On June 17, 2021, we borrowed $500.0 million under the Term Loan Facility. The borrowings under the Term Loan Facility bore an all-in interest rate of 2.68175%. As of October 3, 2021, there was no outstanding principal amount under the Term Loan Facility, as it was paid off in full and terminated on July 7, 2021, primarily using the net IPO proceeds with the difference being partially funded by a drawdown of $100.0 million on the 2019 Facility’s revolving credit facility. The Term Loan Facility would have matured on the earlier of (i) June 10, 2022 and (ii) within four business days following consummation of the IPO. The interest expense was $0.1 million and $2.4 million for the quarter and three quarters ended October 3, 2021, respectively, which included $1.7 million of debt issuance costs incurred and recognized as expenses in the second quarter of fiscal 2021.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Effects of Changing Prices – Inflation
We are exposed to the effects of commodity price fluctuations in the cost of ingredients of our products, of which flour, sugar and shortening are the most significant. During the third quarter of fiscal 2021 we have experienced headwinds from commodity inflation globally. We have undertaken efforts to effectively manage inflationary cost increases through rapid inventory turnover and reduced inventory waste, increased focus on resiliency of our supply chains, and an ability to adjust pricing of our products (including price increases taking effect at the end of the third quarter of fiscal 2021). Additionally, from time to time we may enter into forward contract for supply through our vendors for raw materials which are ingredients of our products or which are components of such ingredients, including wheat and soybean oil.
We are also exposed to the effects of commodity price fluctuations in the cost of gasoline used by our delivery vehicles. To mitigate the risk of fluctuations in the price of our gasoline purchases, we may directly purchase commodity futures contracts.
Interest Rate Risk
We are exposed to changes in interest rates on any borrowings under our debt facilities, which bear interest based on the one-month LIBOR (with a floor of zero). Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in LIBOR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps on $505.0 million notional of our $700.0 million of outstanding debt under the 2019 Facility as of October 3, 2021, which we account for as cash flow hedges. Based on the $195.0 million of unhedged outstanding as of October 3, 2021, a 100 basis point increase in the one-month LIBOR would result in a $2.0 million increase in interest expense for a twelve-month period, while a 100 basis point decrease would result in the floor of zero and thus a decrease in interest expense of $0.2 million for a twelve-month period based on the daily average of the one-month LIBOR through the fiscal quarter ended October 3, 2021.
The Financial Conduct Authority in the U.K. intends to phase out LIBOR by the end of 2023. We have negotiated terms in consideration of this discontinuation and do not expect that the discontinuation of the LIBOR rate, including any legal or regulatory changes made in response to its future phase out, will have a material impact on our liquidity or results of operations.
Foreign Currency Risk
We are exposed to foreign currency translation risk on the operations of our subsidiaries that have functional currencies other than the U.S. dollar, whose revenues accounted for approximately 27% of our total net revenues through the three quarters ended October 3, 2021. A substantial majority of these revenues, or approximately $275.1 million through the three quarters ended October 3, 2021, were attributable to subsidiaries whose functional currencies are the British pound sterling, the Australian dollar, the Mexican peso, and the Japanese yen. A 10% increase or decrease in the average fiscal 2021 exchange rate of the British pound sterling, the Australian dollar, the Mexican peso and the Japanese yen against the U.S. dollar would have resulted in a decrease or increase of approximately $27.5 million in our total net revenues through the three quarters ended October 3, 2021.
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
As of October 3, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There were no changes during the fiscal quarter ended October 3, 2021 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The net proceeds received by us in the offering were $458.8 million.
None of the underwriting discounts and commissions or offering expenses were incurred or paid to our directors or officers or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours. In the quarter ended October 3, 2021 we used the net proceeds of the offering along with additional borrowings under our 2019 Facility revolving credit facility as follows: (i) $500.0 million to repay all of the outstanding indebtedness under the Term Loan Facility, (ii) $20.3 million to repurchase approximately 1.3 million shares of common stock from certain of our executive officers at the price to be paid by the underwriters and (iii) $15.5 million to repurchase approximately 1.0 million shares of common stock from certain of our executive officers for payment of their withholding taxes with respect to the RSUs vesting or for which vesting was accelerated in connection with the offering.
On August 2, 2021 the underwriters exercised their over-allotment option and purchased an additional 3,500,000 shares of common stock at the IPO price less the underwriting discounts and commissions. The net proceeds received on August 2, 2021 were $56.1 million after deducting underwriting discounts and commissions of $3.4 million. This brought total net IPO proceeds to $514.9 million.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1
Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, File number 001-40573, filed on August 18, 2021, and incorporated by reference herein).

3.2
Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, File number 001-40573, filed on August 18, 2021, and incorporated by reference herein).

10.1
Master Amendment No. 1, dated as of July 8, 2021, among Cotton Parent, Inc., Krispy Kreme Doughnuts, Inc., the other guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File number 001-40573, filed on July 13, 2021, and incorporated by reference herein).

10.2
Joinder to Credit Agreement, dated as of July 8, 2021, between Krispy Kreme, Inc. and Citibank, N.A., as administrative agent (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File number 001-40573, filed on July 13, 2021, and incorporated by reference herein).

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Charlotte, North Carolina on November 9, 2021.

Krispy Kreme, Inc.

By:	/s/ Josh Charlesworth
Name:	Josh Charlesworth
Title:	Chief Financial Officer