Form 10-K
period 2022-01-02
Krispy Kreme, Inc.
filed 2022-03-11
CIK 1857154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K
_________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number: 001-04321
Krispy Kreme, Inc.
(Exact name of registrant as specified in its charter)

Delaware	37-1701311
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
2116 Hawkins Street, Charlotte, North Carolina 28203
(Address of principal executive offices)

(800) 457-4779
(Registrant's telephone number, including area code)
_________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	DNUT	Nasdaq Global Select Market
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on July 4, 2021, based on the closing price of $19.12 for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market, was approximately $1.8 billion. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had outstanding 167,250,855 shares of common stock as of March 4, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on May 17, 2022 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “plan,” “believe,” “may,” “could,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Such forward-looking statements are based on certain assumptions and estimates that we consider reasonable but are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial conditions, business, prospects, growth strategy and liquidity. Accordingly, there are, or will be, important factors that could cause our actual results to differ materially from those indicated in these statements including, without limitation, those described under the heading “Risk Factors” in this Annual Report on Form 10-K. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results could differ materially from the forward-looking statements included herein. These forward-looking statements are made only as of the date of this document, and we do not undertake any obligation, other than as may be required by applicable law, to update or revise any forward-looking or cautionary statement to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise. We are including this Cautionary Note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements after the date of this report as a result of new information, future events, or other developments, except as required by applicable laws and regulations.
Item 1. Business
The Joy of Krispy Kreme
Krispy Kreme, Inc. (“KKI”) and its subsidiaries (collectively, the “Company” or “Krispy Kreme”) is one of the most beloved and well-known sweet treat brands in the world. Our iconic Original Glazed® doughnut is universally recognized for its hot-off-the-line, melt-in-your-mouth experience. Over its 84-year history, Krispy Kreme has developed a broad consumer base globally and currently operates in over 30 countries through its unique network of fresh Doughnut Shops, partnerships with leading retailers, and a rapidly growing Ecommerce and delivery business. Our purpose of touching and enhancing lives through the joy that is Krispy Kreme guides how we operate every day and is reflected in the love we have for our people, our communities, and the planet.
We are a global omni-channel business with more than 10,000 global points of access, creating awesome fresh doughnut experiences via (1) our Hot Light Theater and Fresh Shops, (2) Delivered Fresh Daily (“DFD”) branded cabinets and merchandising units within high traffic grocery and convenience stores, (3) Ecommerce and (4) our Branded Sweet Treat Line. We have a capital-efficient Hub and Spoke model, which leverages our Hot Light Theater Shops’ production capabilities and Doughnut Factories to deliver fresh doughnuts daily to local Fresh Shops, DFD Doors, and through Ecommerce channels. We seek to increase our Sales per Hub through innovation, marketing campaigns and increasing physical availability to our fresh doughnuts from our Hubs to new points of access, primarily DFD Doors. Additionally, our convenient Ecommerce platform and delivery capability are significant enablers of our omni-channel growth.
We also launched in mid-2020 our Branded Sweet Treat Line, a new line of Krispy Kreme-branded packaged sweet treats intended to extend our consumer reach with shelf-stable, high quality products available through grocery, mass merchandise, and convenience locations. In addition to creating awesome doughnut experiences, we create “cookie magic” through Insomnia Cookies, which specializes in warm, delicious cookies delivered right to the doors of its consumers or “Insomniacs”, along with an innovative portfolio of cookie cakes, ice cream, cookie-wiches and brownies. Insomnia Cookies is a digital-first concept with over 40% of its sales driven through Ecommerce in fiscal 2021. Targeting affordable, high-quality emotional indulgence experiences is at the heart of both the Krispy Kreme and Insomnia Cookies brands.
Our current business model, which focuses on fresh daily premium quality doughnuts produced by the capital-efficient Hub and Spoke model, primarily via Company controlled shops is in contrast to the Krispy Kreme operating model prior to 2016, which was focused on retail and legacy wholesale channels (including discounted long shelf-life doughnuts and coffeehouse execution), a capital-heavy Hot Light Theater Shop production model, and primarily via franchisee controlled shops. We now focus on limited time offerings (“LTOs”) and seasonal occasions to generate buzz for our premium products. 96% of net revenues in fiscal 2021 were fresh sweet treats, the majority being fresh doughnuts, approximately 85% of which were shared with others, and approximately 30% of which were to celebrate a special occasion or event. A taste of our offerings includes:

Original Glazed® Doughnut

Iced Doughnuts

Filled Doughnuts

Specialty LTO

Mini Doughnuts

Krispy Kreme
mini Crullers
Krispy Kreme
mini Crullers

Branded Sweet Treat Line

Seasonal LTO

Insomnia Cookies

The Ingredients of Our Success
We operate in the attractive and growing $650 billion global indulgence market. We see consumer preferences in this market for fresh sweet treats and offering freshness is approximately double the importance of any other single ingredient or nutritional claim in the category. Our strategy is built on our belief that almost all consumers desire an occasional indulgence, and that when they indulge, they want a high quality, emotionally differentiated experience. To increase consumer access to our fresh premium products we have a long-term goal of expanding to over 50,000 global points of access, up from our current footprint of over 10,000. This includes adding more doughnut shops and expanding to more grocery and convenience stores in both existing and new countries. We are excited for the opportunity to open in at least three new countries in 2022 and expand our global footprint for years to come.
We believe the following competitive differentiators position us to generate significant growth as we continue towards our goal of becoming the most loved sweet treat brand in the world.
Beloved Global Brand with Ubiquitous Appeal
We believe that our brand love and ubiquitous appeal differentiate us from the competition. We believe that Krispy Kreme is an iconic, globally recognized brand with rich history that is epitomized by our fresh Original Glazed doughnut. We are one of the most loved sweet treat retailers in the U.S. and many markets around the world. We are the most loved sweet treat brand in several key countries already in fiscal 2021, such as the U.S., the U.K., Australia, Thailand and Turkey, based on the results of Krispy Kreme’s Annual Global Brand Tracking Survey conducted by Service Management Group based on over 17,000 consumer responses with Krispy Kreme achieving the highest percentage of consumers indicating they “ten: absolutely love the brand for sweet treats” on a ten point scale. We have an extremely loyal, energetic, and emotionally connected consumer base.

We continuously seek to understand what consumers are celebrating or experiencing in their lives and actively engage our passionate followers to activate this emotional connection through memorable, sharable moments – our “Acts of Joy” – which we believe further fuel our brand love. In fiscal 2021, Krispy Kreme generated over 40 billion total media impressions, up from less than two billion media impressions in 2016.
Creating Awesome Experiences
We provide authentic indulgent experiences, delivering joy through high quality doughnuts made from our own proprietary formulations. Our strict quality standards and uniform production systems ensure the consumer’s interaction with Krispy Kreme is consistent with our brand promise, no matter where in the world they experience it. We aim to create product experiences that align with seasonal and trending consumer interests and make positive connections through simple, frequent, brand-focused offerings that encourage shared experiences.
We utilize seasonal innovations, alongside the expansion of our core product offering, to inspire consumer wonder and keep our consumers engaged with the brand and our products. Our sweet treat assortment begins with our iconic Original Glazed doughnut inspired by our founder’s classic yeast-based recipe that serves as the canvas for our product innovation and ideation. Using the Original Glazed doughnut as our foundation, we have expanded our offerings to feature everyday classic items such as our flavor glazes and “minis,” which lend themselves well to gifting occasions such as birthdays and school activities. Our “Original Filled” rings offer the benefits of a filled shell doughnut without the mess. Our seasonal items create unique assortments centered on holidays and events, with Valentine’s Day, St. Patrick’s Day, Easter, the Fourth of July, Halloween, and Christmas, all examples of holidays for which we routinely innovate. We also maintain brand relevance by participating in significant cultural moments. We strategically launch offerings tied to these historic moments to gain mind share, grow brand love, and help drive sales.
Leveraging our Omni-Channel Model to Expand Our Reach
We believe our omni-channel model, enabled by our Hub and Spoke approach and Ecommerce, allows us to maximize our market opportunity while ensuring control and quality across our suite of products. Our goal is to provide our fresh doughnuts to consumers as conveniently and efficiently as possible. We apply a tailored approach across a variety of distinct shop formats to grow in discrete, highly attractive and diverse markets, and maintain brand integrity and scarcity value while capitalizing on significant untapped consumer demand. Many of our shops offer drive-thrus, which also expand their off-premises reach. Our Hot Light Theater Shops’ production capacity allow us to leverage our investment by efficiently expanding to our consumers wherever they may be — whether in a local Fresh Shop, in a grocery or convenience store, on their commute home or directly to their doorstep via home delivery.
Hub and Spoke
• Hot Light Theater Shops and other Hubs: Immersive and interactive experiential shops which provide unique and differentiated consumer experiences while serving as local production facilities for our network. These locations serve as Hubs to enable our Hub and Spoke model and expand our brand’s reach, by supplying fresh doughnuts to other points of access. Each features our famous glaze waterfalls and “Hot Now” light that communicate the joy and emotion at the core of our brand. Hot Light Theater Shops are typically destination locations, with over 85% of U.S. locations featuring drive-thru capability. Our flexible drive-thru model offers a convenient off-premises experience. We also have smaller Mini Hot Light Theater Shops that serve hot doughnut experiences to high foot fall, urban locations. In higher density urban environments, we also utilize Doughnut Factories to provide fresh doughnuts to Spoke locations, which include Fresh Shops and DFD Doors. The average capital investment for a Hot Light Theater Shop is $2 million to $4 million.
•Fresh Shops: Smaller doughnut shops and kiosks, without manufacturing capabilities, selling fresh doughnuts delivered daily from Hub locations. Fresh Shops expand our consumer-serving capacity, while maintaining quality and scarcity value. The average capital investment for a Fresh Shop is $0.1 million to $1 million.
• Delivered Fresh Daily: Krispy Kreme branded doughnut cabinets within high traffic grocery and convenience locations, selling fresh doughnuts delivered daily to more than 8,500 doors from Hub locations. Through our DFD partnerships, we can significantly expand our points of access so that more consumers can experience Krispy Kreme doughnuts. These additional Spoke locations further leverage our manufacturing Hub locations, creating greater system efficiency. Consistent with our commitment to product quality, our current DFD business has been transformed materially from our legacy wholesale model. In 2018, we began strategically exiting unprofitable, low-volume doors and pivoting towards DFD products offered in branded, in-store cabinets. This evolution was largely completed in

2020 and we believe positions us for strong and sustainable growth in DFD. The average capital investment for a DFD Door is $2,000 to $10,000.
• Ecommerce and Delivery: Fresh doughnuts for pickup or delivery, ordered via our branded Ecommerce platforms or through third-party digital channels. In the U.S. and Canada, our branded Ecommerce platform enables attractive opportunities like gifting and office catering, further fueling our momentum across key geographies. For fiscal 2021, 17% of our Company-owned sales, inclusive of Insomnia Cookies and exclusive of our Branded Sweet Treat Line and DFD, were digital and we aim to grow this significantly in the next few years, both domestically and internationally. We plan to do so by exploring new points for delivery coverage. After a successful pilot in the U.K. where we have achieved national delivery coverage with more than 50 third-party owned facilities where we ship fresh doughnuts for hosting prior to sell-through to the consumer, we are now building up capabilities in the U.S. and Mexico markets in 2022. This will allow us to expand our Ecommerce capabilities in a capital-efficient manner.

HOT LIGHT THEATER SHOPS
HOT NOW
FRESH SHOPS
Krispy Kreme
DOUGHNUTS
OMNICHANNEL
STRATEGY
DELIVERED FRESH DAILY
ECOMMERCE & DELIVERY

The Hub and Spoke approach is applied globally and is currently most developed in our international Company-owned markets such as the U.K., Australia and Mexico. We are in process of applying lessons learned in those international markets to the U.S., and particularly to expansion in top growth markets such as New York City, Chicago, and Los Angeles, among others, which we expect to be a significant driver of margin expansion in the U.S., as well as in Canada, Japan, and in new countries we plan to enter in the future.
We believe that lack of access is the primary reason consumers do not choose Krispy Kreme-branded products for their indulgent treat, based on the results of Krispy Kreme’s 2021 Annual Global Brand Tracking Survey conducted by Service Management Group based on over 17,000 consumer responses. Today, we have more than 10,000 global points of access in more than 30 countries. We plan to open in at least three new countries per year from a combination of strategic franchise partnerships and equity investments in select, key markets. Additionally, we seek to add at least 10% more global points of access each year, primarily through low cost DFD Doors, and ultimately grow to more than 50,000 points of access globally to increase our reach through our omni-channel model. Our current and target points of access are less than 5% of the current number of grocery and convenience stores in the countries we operate or have plans to enter in the future, allowing our brand to remain special and unique.
Branded Sweet Treat Line
Our Krispy Kreme branded packaged sweet treat line offers a delicious, quality experience free of artificial flavors. This new line of products is distributed in the U.S. through major grocery, mass merchandise, and convenience locations, allowing us to capture the sweet snacking occasion for our customers seeking more convenience.
Insomnia Cookies
Our addition of Insomnia Cookies has expanded our sweet treat platform to include a complementary brand rooted in the belief that indulgent experiences are better enjoyed together. Insomnia Cookies delivers warm, delicious cookies right to the doors of individuals and companies alike. We own the night through incredibly craveable offerings of cookies, brownies, cookie cakes, ice cream, cookie-wiches and cold milk. In addition to satisfying late night cravings, Insomnia Cookies delivers the cookie magic across a broad set of daytime occasions, including in-shop, gifting, and catering. Through its 210 locations as of January 2, 2022, Insomnia Cookies is able to deliver locally within 30 minutes while also expanding its nationwide shipping capabilities that allows it to deliver next day to more than 95% of addresses in the U.S. We continue to leverage these digital and internal delivery capabilities while expanding Insomnia Cookies’ omni-channel presence, combining both of our strengths to improve our overall platform.
Our Segments
We conduct our business through the following three reported segments:
•U.S. and Canada: Includes all our Krispy Kreme Company-owned operations in the U.S. and Canada, Insomnia Cookies shops, and the Branded Sweet Treat Line;
•International: Includes all our Krispy Kreme Company-owned operations in the U.K., Ireland, Australia, New Zealand, and Mexico; and
•Market Development: Includes our franchise operations across the globe, as well as our Company-owned operations in Japan.
The following table presents our global points of access as of January 2, 2022:

	Global Points of Access (1)
	Hot Light Theater Shops	Fresh Shops	Cookie Shops	Carts, Food Trucks, and Other	DFD Doors	Total	Company-Owned (%)
U.S. and Canada	241	66	210	2	5,204	5,723	100%
International	32	370	—	1	2,488	2,891	100%
Market Development (2)	109	782	—	31	891	1,813	9%
Total global points of access	382	1,218	210	34	8,583	10,427	84%
1.Excludes Branded Sweet Treat Line distribution points and legacy wholesale business doors.
2.Includes Japanese locations, which are Company-owned.
Total fiscal 2021 revenue of $1,384.4 million consisted of the following revenue by reporting segment:

The U.S and Canada’s fiscal 2021 revenue of $928.4 million consisted of:
The International segment’s fiscal 2021 revenue of $333.0 million consisted of:
Market Development’s fiscal 2021 revenue of $123.0 million consisted of:

Our Growth Strategies
We have made investments in our brand, our people and our infrastructure and believe we are well positioned to drive sustained growth as we execute on our strategy. Across our global organization, we have built a team of talented and highly engaged Krispy Kremers and Insomniacs. Over the past several years we have taken increased control of the U.S. operations to enable execution of our omni-channel strategy, including accelerating growth across our doughnut shops, DFD, Ecommerce and Branded Sweet Treat Line. Globally, we have developed an operating model that sets the foundation for continued expansion in both existing and new geographies. As a result, we believe we are able to combine a globally recognized and loyalty-inspiring brand with a leading management team and we aim to unlock increased growth in sales and profitability through the following strategies:
• Increase trial and frequency;
• Increase availability by increasing fresh points of access in new and existing markets; and
• Increase profitability by driving additional efficiency benefits from our omni-channel execution.
Increase trial and frequency
Almost all consumers desire an occasional indulgence, and when they indulge, they want a high quality, emotionally differentiated experience. We believe we have significant runway to be part of a greater number of shared indulgence occasions. On average, consumers visit Krispy Kreme less than three times per year, creating a significant frequency opportunity. The success of recently launched products, including filled rings and minis, seasonal favorites, limited time buzz-worthy offerings, and flavored glazes, affirms our belief that our innovations create greater opportunities for consumers to engage with our brand. We intend to strengthen our product portfolio by centering further innovation around seasonal and societal events, and through the development of new innovation platforms to drive sustained baseline growth. Our strategy of linking product launches with relevant events has allowed us to effectively increase consumption occasions while meaningfully engaging with our communities and consumers.
Our marketing and innovation efforts have expanded the number of incremental consumer use cases for Krispy Kreme doughnuts. For example, our gifting value proposition makes doughnuts an ideal way to celebrate everyday occasions like birthdays and holidays, through gifting sleeves and personalized gift messaging. Our gifting value proposition fulfills distinct consumption occasions and will continue to make our brand and products more accessible and allow us to participate with greater frequency in small and large indulgent occasions, from impromptu daily gatherings with family and friends to holidays and weddings, and everything in between.
Increase availability by increasing fresh points of access in new and existing markets
We believe there are opportunities to continue to grow in new and existing markets in which we currently operate by further capitalizing on our strong brand awareness as we deploy our Hub and Spoke model. We apply a deliberate approach to growing these discrete, highly attractive markets and maintain our brand integrity and scarcity value while unlocking significant consumer demand. We focus on increasing points of access through low cost DFD Doors as well as investments in Fresh Shops with a limited number of investments in our experiential Hot Light Theater shops to implement the Hub and Spoke model in new and existing markets. This will lead to growth in our key Sales per Hub metric as we further leverage the production capacity of existing Hubs.
We believe our omni-channel strategy, empowered by our Hub and Spoke model, will allow us to effectively seize expansion opportunities both domestically and internationally. Despite our high brand awareness, we have a limited presence in certain key U.S. markets, such as New York and Chicago, and have yet to build a presence in key U.S. cities, including Boston and Minneapolis. We also believe we have a significant opportunity to increase our presence in our existing international markets such as Mexico, Japan and Ireland where we have a less developed Hub and Spoke system. We believe this provides us ample opportunity to grow within markets in which we are already present. We also view Hub and Spoke expansion to other international markets where we do not currently have a presence as a major growth driver for the future. We have identified key international whitespace market opportunities such as China, Brazil, and parts of Western Europe. Our goal is to open in at least three new countries per year. Our proven track record of entering new diverse markets across multiple continents and deploying the capital-efficient Hub and Spoke approach demonstrates our ability to effectively penetrate a broad range of market types. New markets will either consist of Company-owned shops or entered via franchise operations, to be determined on a case-by-case basis.

Increase profitability by driving additional efficiency benefits from our omni-channel execution
We are making focused investments in our omni-channel strategy to expand our presence efficiently while driving top-line growth and margin expansion. The Hub and Spoke model enables an integrated approach to operations, which is designed to bring efficiencies in production, distribution and supervisory management while ensuring product freshness and quality are consistent with our brand promise no matter where consumers experience our doughnuts. By expanding points of access such as new local DFD Doors to existing Hubs, we increase not just total Sales per Hub, but also profitability because the production Hubs have largely fixed costs including rent, utilities, and even labor.
To support the Hub and Spoke model in the U.S., we have implemented new labor management systems and processes in our shops and new delivery route optimization technology to support our DFD logistics chain. In addition, we are launching a new demand planning system that is intended to improve service and to deliver both waste and labor efficiencies across all our business channels, including production of our Branded Sweet Treat Line. We are also investing in our manufacturing capabilities to support growth of our Branded Sweet Treat Line by implementing new packing automation technology, which is intended to significantly increase productivity through labor savings and increased capacity. By streamlining these operations across our platform, we believe we can continue to deliver on our brand promise and provide joy to our consumers while continuing to drive efficiencies across our platform.
Corporate Social Responsibility
We are committed to making a positive impact on the world — to touch and enhance lives through the joy that is Krispy Kreme — and our ambition is to Be Sweet in All That We Do, which represents our corporate social responsibility (“CSR”) platform. With this platform, we focus on our greatest opportunities for positive social and environmental impact with our people, our communities, and our planet. We are committed to transparency and disclosure of our CSR strategies, programs, and governance. Progress along our CSR strategy is regularly reported to our senior management leadership team (“the Global Leadership Team”) and our Board of Directors, which also has oversight of our environmental, social, and governance strategy.
•Loving our People: We create opportunities for our Krispy Kremers to achieve their dreams — building the most engaged, inclusive workforce.
We are committed to diversity and inclusion throughout our organization, from our board room to our shops. We have established a Diversity, Equity and Inclusion Council (sponsored by members of the Global Leadership Team) and four Employee Resource Groups in the U.S. We are focused on gender parity globally and increasing representation of people of color in the U.S. We are also developing a comprehensive, global total rewards framework to drive pay equity and access for our Krispy Kremers.
•Loving our Communities: We bring joy to others — engaging locally to support and uplift communities globally.
Our brand purpose truly shines through our Acts of Joy and community fundraising initiatives. Whether through our COVID-19 vaccination free doughnut offer, our “Healthcare Mondays” supporting the tireless work of healthcare workers throughout the pandemic or free dozen Original Glazed doughnuts to graduating seniors, we bring joy to others while doing good. In fiscal 2021, we raised more than $30 million to support local community causes. We also engage with numerous local philanthropic organizations in the communities that we serve around the world.
•Loving our Planet: We respect our planet — using sustainable practices and reducing our environmental impacts.
We are working to address climate change and build the resilience of our business and supply chain. We are conducting a global emissions assessment in 2022 to establish our emissions baseline. From this foundation, we will then set goals for reducing our greenhouse gas emissions, including Science Based Targets. We are also committed to responsible sourcing across our supply chain. Krispy Kreme has set a goal of using 100% cage-free eggs by 2026. We are committed to use of sustainable palm oil, with a goal to achieve 100% deforestation-free palm oil use by 2026. We are also focused on reducing food waste through landfill diversion programs and food-to-feed initiatives across our business.
Team Members and Human Capital Resources
Investing in, developing, and maintaining human capital is critical to our success. Globally, we employ approximately 21,500 employees as of January 2, 2022, including approximately 17,500 at Krispy Kreme locations that we refer to as our “Krispy Kremers.” We are not a party to any collective bargaining agreement, although we have experienced occasional unionization initiatives.

We depend on our Krispy Kremers to provide great customer service, to make our products in adherence to our high-quality standards and to maintain the consistency of our operations and logistics chain. While we continue to operate in a competitive market for talent, we believe that our culture, policies, and practices contribute to our strong relationship with our Krispy Kremers, which we feel is instrumental to our business model. Our culture is best captured by our Leadership Mix, which are the dozen behaviors that guide us every day. The Leadership Mix was developed based on the beliefs of our founder, incorporating years of learning on what makes Krispy Kreme such a special organization. These cultural behaviors are shared with Krispy Kremers globally, through an internally developed Leadership Mix training program.
The Leadership Mix is what keeps our consumers at the center of everything we do and ensures that our Krispy Kremers are empowered to do the right thing for our consumers and for the business. We pride ourselves on being an entrepreneurial and innovative team that is not afraid to take smart risks in service of creating awesome doughnut experiences.
Consistent with our Leadership Mix ingredients, we pride ourselves on attracting a diverse team of Krispy Kremers and Insomniac team members from a wide range of backgrounds. As of January 2, 2022, our U.S. Krispy Kreme Company-owned operations include approximately 10,000 employees, of which 96% are field-based employees and the remaining 4% are corporate employees. 65% of such employees are people of color and 55% of such employees are female. We believe our diverse team drives the entrepreneurial culture that is at the center of our success.
The success of our business is fundamentally connected to the well-being of our Krispy Kremers. Accordingly, we are committed to their health, safety, and wellness. During the ongoing COVID-19 pandemic, we have taken and continue to take extraordinary measures that we determined were in the best interest of our Krispy Kremers and complied with government regulations.
Our Total Rewards platform provides Krispy Kremers and their families with access to a variety of competitive, innovative, flexible, and convenient pay, health, and wellness programs. Our total package of pay and benefits is designed to support the physical, mental, and financial health of our people and includes medical, dental, vision, EAP, life insurance and retirement benefits as well as disability benefits and assistance with major life activities, such as educational reimbursement and adoption. Many of these benefits are available to our part-time Krispy Kremers; we believe that offering select benefits to our part-time Krispy Kremers offers us a competitive advantage in recruiting and retaining talent.
Marketing and Innovation
Our marketing strategy is as unique and innovative as our brand. Krispy Kreme’s marketing strategy is to participate in culture through “Acts of Joy,” deliver new product experiences that align with seasonal and trending consumer and societal interests and to create positive connections through simple, frequent, brand-focused offerings that encourage shared experiences. The tactics which support this strategy are also distinct. In the U.S., Krispy Kreme’s paid media strategy is 100% digital with a heavy focus on social media where our passionate consumer base engages and shares our marketing programs far and wide through their own networks. Earned media is also an important part of our media mix. We create promotions and products that attract media outlets to our brand. Through the widespread dissemination of our programs through pop culture, entertainment, and news outlets, we believe we can achieve disproportionately large attention relative to our spend in a media environment populated by brands with far larger media budgets. We believe our marketing strategy, supported with non-traditional media tactics, has proven to be a potent combination that simultaneously drives sales while growing brand love. In 2021, we received over 40 billion media impressions.

By drawing inspiration from important societal events, we create a unique way for our consumers to celebrate and engage. For example, in 2021 we offered any consumer who had received a COVID-19 vaccination free doughnuts every day through the end of the year. This event created social “buzz” (including more than 7.5 billion media impressions) and significant consumer traffic for our Doughnut Shops. Our ability to create this connection between our consumers and our brand is what has helped make the Krispy Kreme brand iconic, and helps to solidify our position in popular culture.
Limited time seasonal innovation and permanent innovations are used to create consumer wonder and are an essential ingredient in keeping our consumers engaged with the brand and the products. Our limited time offerings are anticipated by consumers and the media alike and generate significant social sharing amongst our fans and media coverage. The impact of limited time seasonal offerings goes well beyond the sales of the innovations themselves; they drive traffic and create additional sales of our core product offering.
Krispy Kreme has a strong brand presence across both emerging and well-established social media platforms, including Facebook, Instagram, Twitter, YouTube, Tik-Tok, and Pinterest. These channels enable us to engage with our consumers on a personal level, while spreading the global brand of Krispy Kreme, including communicating promotional activity, featured products, new shop openings, and highlighting core equities of the brand. Social media allows precise geo-targeting around our shops and effective targeting of consumers likely to be interested in our messages.
Supply Chain
Sourcing and Supplies
We are committed to sourcing the best ingredients available for our products. The principal ingredients to manufacture our products include flour, shortening, and sugar which are used to formulate our proprietary doughnut mix and concentrate at our Winston-Salem manufacturing facility. We procure the raw materials for these products from different vendors. Although most raw materials we require are typically readily available from multiple vendors, we currently have 20 main vendors in addition to our own mix plant.
We manufacture our doughnut mix at our mix plant in Winston-Salem, North Carolina and a third-party facility in Pico Rivera, California, domestically, and at several locations internationally, where we produce the doughnut mix used to make our doughnuts across the U.S. and internationally. In support of international markets, we produce a concentrate exclusively at our Winston-Salem facility for shipping efficiency. The concentrate is mixed with commodity ingredients in local markets to get to a finished doughnut mix. Throughout the process, the recipe for what makes a Krispy Kreme doughnut remains known only to the Company.
At an additional facility in Winston-Salem, North Carolina, we manufacture our proprietary doughnut making equipment for shipment to new shops and Doughnut Factories around the world. We manufacture a range of doughnut making lines, with different capacities to support the needs of different shop types.
In addition, we provide other ingredients, packaging and supplies, principally to Company-owned and domestic franchise shops. Our Krispy Kreme shop-level replenishments generally occur on a weekly basis, working with two national distribution partners. In addition, we serve New York City with a regional distribution partner to best serve our needs in that market.
In the U.S., we operate four Doughnut Factories located in Indianapolis, Indiana, Monroe, Ohio, New York, New York and Fort Lauderdale, Florida. Internationally, we operate 38 Doughnut Factories, of which 25 are operated by franchisees. Each Doughnut Factory is staffed by Krispy Kremers and supports multiple business channels for Krispy Kreme. Each Doughnut Factory manufactures daily, powering the Hub and Spoke model by producing product for Spoke locations such as Fresh Shops and Carts and Food Trucks. In addition, they also provide DFD finished products to support local and regional markets. We operate DFD routes out of each Doughnut Factory to ensure our DFD doughnuts are delivered fresh, every day, and maintain our highest standards of quality and brand experience.
We utilize our Concord, North Carolina production facility to manufacture our Branded Sweet Treat Line products, including a variety of Doughnut Bites and Mini Crullers, which are shelf stable and cake-based products. In addition, we also work with and oversee a co-manufacturer production facility located in Burlington, Iowa. After manufacturing, packaging, and palletizing our Branded Sweet Treat Line products, we transport the products to a third-party warehousing and distribution vendor. This vendor warehouses, consolidates, and provides direct shipments to our retail partners’ supply networks.
Insomnia Cookies operates a nationwide, efficient supply chain. To support the Insomnia Cookies shops, third-party logistic providers bring ingredients and supplies to their bakeries to create their warm, delicious products.

Quality Control
We operate an integrated supply chain to help maintain the consistency and quality of products. Our business model is centered on ensuring consistent quality of our products. We manufacture doughnut mixes at our facility in Winston-Salem, North Carolina. Additionally, we also manufacture doughnut mix concentrates, which are blended with flour and other ingredients by contract mix manufacturers to produce finished doughnut mix. We have an agreement with an independent food company to manufacture certain doughnut mixes using concentrate for domestic regions outside the southeastern U.S. and to provide backup mix production capability in the event of a business disruption at the Winston-Salem facility. In-process quality checks are performed throughout the production process, including ingredients, moisture percentage, fat percentage, sieve size, and metal checks. We provide specific instructions to franchise partners for storing and cooking our products. All products are transported and stored at ambient temperature.
Competition
We compete in the fragmented indulgence industry. Our domestic and international competitors include a wide range of retailers of doughnuts and other treats, coffee shops, and other café and bakery concepts. We also compete with snacks sold through convenience stores, supermarkets, restaurants and retail stores in the U.S. The number, size and strength of competitors vary by region and by category. We also compete against retailers who sell sweet treats such as cookies, cupcakes, and ice cream shops. We compete on elements such as food quality, freshness, convenience, accessibility, customer service, price, and value. We view our brand engagement, overall consumer experience and the uniqueness of our Original Glazed doughnut as important factors that distinguish our brand from competitors, both in the doughnut and broader indulgence categories. See “Risks Related to Our Business and Industry – Our success depends on our ability to compete with many food service businesses.”
Trademarks, Service Marks, and Trade Names
Our doughnut shops are operated under the Krispy Kreme® trademark, and we use many federally and internationally registered trademarks and service marks, including Original Glazed®, Hot Krispy Kreme Original Glazed Now®, Insomnia Cookies® and the logos associated with these marks. We have registered various trademarks in over 65 other countries, and we generally license the use of these trademarks to our franchisees for the operation of their doughnut shops. We have also licensed our marks for other consumer goods. We believe that our trademarks and service marks have significant value and are important to our brand. To better protect our brand, we have registered and maintain numerous Internet domain names.
Despite our efforts to obtain, maintain, protect, and enforce our trademarks, service marks and other intellectual property rights, there can be no assurance that these protections will be available in all cases, and our trademarks, service marks or other intellectual property rights could be challenged, invalidated, declared generic, circumvented, infringed or otherwise violated. Opposition or cancellation proceedings may in the future be filed.
For more information on the risks associated with our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”
Government Regulation
As a company with global operations, we are subject to the laws and regulations of the U.S. and the multiple foreign jurisdictions in which we operate as well as the rules, reporting obligations and interpretations of all such requirements and obligations by various governing bodies, which may differ among jurisdictions. In addition, changes to such laws, regulations, rules, reporting obligations and related compliance obligations could result in significant costs but are not expected to have a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods.
Seasonality
Our sales peak at various times throughout the year due to certain promotional events and holiday celebrations. Additionally, our hot beverage sales generally increase during the fall and winter months while our iced beverage sales generally increase during the spring and summer months. Quarterly results also may be affected by the timing of the opening of new shops and the closing of existing shops. For these reasons, results for any fiscal quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Research and Development
New product innovation is important to the success of our business. We believe that the development of new Krispy Kreme doughnuts, beverages and other products attracts new consumers to our brand, increases shop sales, and allows our shops to strengthen daypart offerings. One of our properties in Winston-Salem, North Carolina includes research and development facilities including test kitchens and doughnut producing equipment used in developing new products and processes.
Available Information
KKI Annual Report on Form 10-K reports, along with all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our website at investors.krispykreme.com or at sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. We also use our website as a tool to disclose important information about the Company and comply with our disclosure obligations under Regulation Fair Disclosure. Our corporate governance policies, code of ethics and Board committee charters and policies are also posted on the Investor Relations section of our website. The information on our website (or any webpages referenced in this Annual Report on Form 10-K) is not part of this or any other report KKI files with, or furnishes to, the SEC.

Item 1A. Risk Factors
Investing in our securities involves a variety of risks and uncertainties, known and unknown, including, among others, those discussed below. You should carefully consider the risks described below together with other information set forth in this Annual Report on Form 10-K. If any of the following risks or uncertainties actually occur, our business, financial condition, prospects, results of operations and cash flows could be materially and adversely affected. The risks discussed below are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition, prospects, results of operations or cash flows. We cannot assure you that any of the events discussed in the risk factors below will not occur.
Risks Related to Our Business and Industry
Public health outbreaks, epidemics, or pandemics, including the global COVID-19 outbreak, have disrupted and may continue to disrupt, our business, and could materially affect our business, financial condition, and results of operations.
Health epidemics or pandemics can adversely affect consumer spending and confidence levels and supply availability and costs in the markets in which we and our franchisees operate, all of which can affect our business, financial condition, and results of operations. In December 2019, a novel strain of coronavirus, referred to as 2019-ncov, COVID-19 coronavirus epidemic, or COVID-19, was identified. COVID-19 has since spread globally, including in the U.S. where we have our corporate offices and principal operations. The global pandemic resulting from the outbreak of COVID-19 has disrupted global health, economic and market conditions, consumer behavior and food service operations.
While we have enacted protections, we may nonetheless be subject to COVID-19 outbreaks in our shops and other facilities, resulting in a significant percentage of our workforce or the workforce of our business partners being unable to work. If any of our employees or the employees of our franchisees were to contract COVID-19 or other illnesses, our operations could be significantly disrupted, since this could require us or our franchisees to quarantine some or all such employees or close and disinfect our impacted facilities.
Operations in our and our franchisees’ shops have been and, at least in the short term, may continue to be disrupted to varying degrees. The COVID-19 pandemic has impacted our and our franchisees’ businesses globally, most significantly in fiscal 2020. This has included delays in opening new shops. With a prioritization on health and safety of our Krispy Kremers and Insomniac team members and consumers, we were able to re-open shops under modified operations to meet public health guidelines and evolving consumer behaviors and expectations. As of January 2, 2022, all our shops in the U.S. and Canada were open.
Internationally, the pandemic impacted our Company-owned businesses in the U.K., Ireland, Mexico, Australia and New Zealand, most significantly in fiscal 2020. As of January 2, 2022 all shops in the U.K., Ireland, Mexico, Australia, and New Zealand were open.
In addition, our business is affected by consumer preferences and perceptions. The risk of contracting viruses has and could continue to cause employees or guests to avoid gathering in public places, which has had, and could further have, adverse effects on ours and our franchisees’ guest traffic and the ability to adequately staff shop locations.
Many consumer behaviors have changed during the COVID-19 pandemic and may persist or continue to change beyond the end of the pandemic. In general, the food service industry’s sales are dependent upon discretionary spending by consumers, which is influenced by general economic conditions, unemployment levels, and the availability of discretionary income all of which have been, and may continue to be, negatively impacted by the COVID-19 pandemic. These changes have and could continue to negatively impact consumer traffic and ours and our franchisees’ sales.
The length of time it may take for more normal economic and operating conditions to resume remains uncertain and the economic recovery period could continue for a prolonged period even after the health risks of the pandemic subside. We expect that certain operational changes made during the pandemic, particularly with respect to enhanced health and safety measures in shops, will remain in place for an extended period and some of these changes may be permanent. These changes could increase our and our franchisees’ costs.
The COVID-19 pandemic may also have the effect of heightening other risks disclosed in this Annual Report, including, but not limited to, those related to our ability to service our debt obligations, supply chain interruptions and/or commodity price increases, and the financial condition of our franchisees.

Changes in consumer preferences and demographic trends could negatively impact our business.
Food service businesses are often affected by changes in consumer tastes, dietary and health preferences, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing brands. In addition, the food service industry continues to be under heightened legal and legislative scrutiny related to menu labeling and packaging resulting from the perception that the products and practices of food service companies have contributed to nutritional, caloric intake, obesity, or other health concerns of their guests. If we are unable to adapt to changes in consumer preferences and trends, or if regulatory changes are implemented that impact any of our markets, our operating results could be negatively impacted.
Maintaining, extending, and expanding our reputation and brand image are essential to our business success.
Our success depends on our ability to maintain our brand image, extend our products to new markets and channels, expand our brand image with new product offerings and deliver consistently high-quality, delicious products to our consumers.
While we seek to maintain, extend, and expand our brand image and reputation through marketing investments, including advertising and consumer promotions, most of our marketing initiatives rely heavily on social media. We increasingly rely on social media and online dissemination of advertising campaigns. Social and digital media increase the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands, or our products on social or digital media, whether or not valid, could seriously damage our brands and reputation. These risks are especially pronounced in light of our reliance on our social-media presence to promote our brand and maintain consumer loyalty and engagement. In addition, increasing regulatory or legal action against us, product recalls or other adverse publicity could damage our reputation and brand image, undermine our consumers’ confidence, and reduce long-term demand for our products. If we do not maintain, extend, and expand our brand image, then our business, financial condition and results of operations could be materially and adversely affected.
The food service industry is affected by food safety issues, including food tampering or contamination.
Food safety, including the possibility of food tampering or contamination is a concern for any food service business. Any report or publicity linking us or our franchisees to food safety issues, including food tampering or contamination, could adversely affect our reputation as well as our revenues and profits. Increased use of social media could amplify the effects of negative publicity. These risks may be increased as we introduce new products or increase distribution channels, such as our Branded Sweet Treat Line or DFD business channels. Food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain or lower margins for us and our franchisees. Additionally, food safety issues could expose us to litigation, governmental investigation, recalls or fines.
The food service industry is affected by litigation, regulation and publicity concerning food quality, health and other issues, which can cause consumers to avoid our products and result in liabilities.
Food service businesses can be adversely affected by litigation, by regulation and by complaints from consumers or government authorities resulting from food quality, illness, injury or other health concerns or operating issues stemming from one shop or a limited number of shops, including shops operated by our franchisees, or as we introduce new products or increase distribution channels, such as our Branded Sweet Treat Line or DFD business channels. In addition, class action lawsuits have been filed and may continue to be filed against various food service businesses (including quick service restaurants) alleging, among other things, that food service businesses have failed to disclose the health risks associated with high-fat foods and that certain food service business marketing practices have encouraged obesity. Because one of our competitive strengths is the taste and quality of our doughnuts and other indulgence products, adverse publicity or regulations relating to food quality or other similar concerns affect us more than it would food service businesses that compete primarily on other factors. We could also incur significant liabilities if such a lawsuit or claim results in a decision against us or because of litigation costs, regardless of the result.
Adverse weather conditions could adversely affect our business.
Adverse weather conditions can impact guest traffic at our and our franchisees’ shops and, in more severe cases such as hurricanes, tornadoes, flooding or other natural disasters (which can be worsened by climate change), cause temporary closures, sometimes for prolonged periods, which would negatively impact our shop sales. Changes in weather could result in construction delays, interruptions to the availability of utilities, and shortages or interruptions in the supply of food items and other supplies, which could increase our costs.
We may not realize the anticipated benefits from past or potential future acquisitions, investments, or other strategic transactions.
From time to time, we evaluate and may complete mergers, acquisitions, divestitures, joint ventures, strategic partnerships, minority investments or strategic transactions. Such transactions may include strategic opportunities to acquire or partner with our domestic and international franchisees. In certain circumstances, our past and existing franchisees may retain a minority stake in the franchise shops we acquire and continue to participate in the operation of the applicable shops. Such arrangements are entered into on a case-by-case basis.
Past and potential future strategic transactions may involve various inherent risks, including, without limitation:
•Expenses, delays or difficulties in integrating acquired Krispy Kreme franchised shops, strategic partnerships or investments into our organization, including the failure to realize expected synergies and/or the inability to retain key personnel;
•Diversion of management’s attention from other initiatives and/or day-to-day operations to effectively execute our growth strategy;
•Inability to generate sufficient revenue, profit, and cash flows from acquired Krispy Kreme franchised shops, companies, strategic partnerships or investments;
•The possibility that we have acquired substantial contingent or unanticipated liabilities in connection with acquisitions or other strategic transactions; and
•The possibility that investments we have made may decline significantly in value, which could lead to the potential impairment of the carrying value of goodwill associated with acquired businesses.
Past and potential future strategic transactions may not create the intended value for us and may harm our reputation and materially, adversely affect our business, financial condition, and results of operations.
We will face risks as we continue to focus on expansion of the DFD business and our Branded Sweet Treat Line.
In fiscal 2020 and fiscal 2021, we completed the evolution of our legacy wholesale business by transforming our DFD model and introducing our new Branded Sweet Treat Line. We view continued expansion of these businesses to be part of our growth strategy. Such efforts have entailed significant costs and uncertainties arising from, among other things, building manufacturing capability, our transition to an omni-channel business model, building and developing our information technology and logistics systems and adapting our corporate organization and talent.
Successful implementation of this transition relied and will continue to rely on our ability to capitalize and realize certain goals, including identifying retail partners, expanding the geographies we serve and developing and maintaining the manufacturing and logistical capacity to service our DFD and Branded Sweet Treat Line business channels. In addition, these may exacerbate or be exacerbated by other risk factors included herein, especially those related to our logistical and manufacturing capacity and ability to compete in the indulgence market. There is no guarantee that we will achieve the benefits we anticipate or achieve the costs savings, revenue generation and other positive effects necessary to offset the costs and risks discussed here.
In addition, our Branded Sweet Treat Line has thus far been unprofitable and has only been deployed domestically. There is no guarantee that it will see success among customers in international markets or ever turn a profit either domestically or internationally. Any failure to recognize our expected benefits could materially and adversely affect our business, results of operations and financial condition.
Our success depends on our ability to compete with many food service businesses.
We compete with many well-established food service companies. At the shop level, we compete with other indulgence retailers and bakeries, specialty coffee retailers, bagel shops, quick service restaurants, delicatessens, take-out food service companies, convenience stores and supermarkets. Our Branded Sweet Treat Line competes primarily with grocery store bakeries and packaged snack foods.

In both our shop and Branded Sweet Treat Line business channels, aggressive pricing by our competitors or the entrance of new competitors into our markets could reduce our sales and profit margins. Moreover, many of our competitors offer consumers a wider range of products. Many of our competitors or potential competitors have substantially greater financial and other resources than we do which may allow them to react to changes in pricing, marketing, and the quick service restaurant industry better than we can. As competitors expand their operations, competition may intensify. In addition, the start-up costs associated with retail indulgence and similar food service establishments are not a significant barrier to entry into the retail indulgence business, further increasing the potential for competition.
In addition to the above, our omni-channel business approach, especially our Insomnia Cookies brand, which emphasizes delivery as a key component, competes with local and international indulgence brands in a highly competitive space. While we control and operate our Ecommerce platform, we rely on third-party food delivery services, including DoorDash, for last-mile delivery of our products. We are also a partner platform on such services, in which the end-to-end transaction with consumers, including delivery of our products is conducted by the third-party platform. Our consumers may prefer other indulgence providers’ Ecommerce platforms or other delivery platforms and services for a variety of competitive reasons, including delivery availability, app user experience, and overall market demand for food delivery.
If we are unable to successfully compete, we may be unable to sustain or increase our revenues and profitability as well as leverage the growth we expect to achieve through our omni-channel business model.
We are the exclusive supplier of doughnut mixes or mix concentrates to all Krispy Kreme shops worldwide. We also supply other key ingredients and flavors to all domestic Krispy Kreme Company-owned shops. If we have any problems supplying these ingredients, our and our franchisees’ ability to make doughnuts could be negatively affected.
We are the exclusive supplier of doughnut mixes for many domestic and international Krispy Kreme shops and the exclusive supplier of doughnut mix concentrate, which is blended with other ingredients to produce doughnut mixes at both domestic and international production facilities, for all Krispy Kreme shops globally. Any shutdown or disruption of our concentrate production would disrupt our entire global supply chain without an adequate alternative source. We also are the exclusive supplier of certain other key ingredients and flavors to all domestic Company-owned shops, most domestic franchise shops and some international franchise shops. We manufacture all our concentrates at our manufacturing facility located in Winston-Salem, North Carolina and produce doughnut mix domestically at our Winston-Salem plant and a third-party facility in Pico Rivera, California. We distribute doughnut mixes and other key ingredients and flavors using independent contract distributors for Krispy Kreme shops domestically and internationally.
The Pico Rivera facility produces mix for distribution to most Krispy Kreme shops west of the Mississippi River and has the capacity to manufacture our doughnut mixes for other regions in the event of a shut-down or loss of capacity at our Winston-Salem facility. Nevertheless, an interruption of production at any manufacturing facility could impede our ability or that of our franchisees to make doughnuts domestically. Internationally, we produce doughnut mix at several plants and any disruption at such facilities may have regional impacts on doughnut production capabilities at our locations and our franchisees’ locations.
We generally ship our mix and concentrate internationally from a single port in Florida. Delays in shipping or logistics chains could impact ours and our franchisees’ international operations. Events that delay shipment may be known or unknown, including events arising in connection with adverse weather events, customs and border shutdowns, trade conflicts and general trade route delays. In addition, in the event that any of our relationships with our raw material suppliers terminate unexpectedly, even where we have multiple suppliers for the same ingredient, we may not be able to obtain adequate quantities of the same high-quality ingredients at competitive prices. As we continue to expand our global footprint the above risks may be exacerbated as we encounter supply shortages, logistical hurdles and other costs associated with operating and supplying a global network of shops.
We are the only manufacturer of substantially all of our doughnut-making equipment. If we have any problems producing this equipment, our shops’ ability to make doughnuts could be negatively affected.
We manufacture our custom doughnut-making equipment in one facility in Winston-Salem, North Carolina. Although we have limited backup sources for the production of our equipment, obtaining new equipment quickly in the event of a loss of our Winston-Salem facility would be difficult. In such an event, we would be forced to rely on third-party manufacturers or shift production to another manufacturing facility, and we could face significant delays in manufacturing and increased costs, which would jeopardize our ability to supply equipment to new shops or new parts for the maintenance of existing equipment in established shops on a timely basis.

Our profitability is sensitive to changes in the cost of raw materials.
Although we utilize forward purchase contracts and futures contracts and/or options on such contracts to mitigate the risks related to commodity price fluctuations, such contracts do not fully mitigate commodity price risk, particularly over the longer term. In addition, the portion of our anticipated future commodity requirements that is subject to such contracts varies from time to time.
Our three most significant ingredients are flour, shortening, and sugar. We also purchase a substantial amount of gasoline to fuel our fleet of delivery vehicles for our DFD business and significant amounts of packaging materials to make, among other things, our iconic boxes for our dozens and half-dozens. The prices of wheat and soybean oil, which are the principal components of flour and shortening respectively, and of sugar and gasoline, have been volatile in recent years. We attempt to leverage our size to achieve economies of scale in purchasing, but there can be no assurances that we can always do so effectively. Adverse changes in commodity prices could adversely affect our profitability.
We have limited suppliers for many of the product components and services that we rely on and any interruption in supply could impair our ability to make and deliver our signature products, adversely affecting our business, financial condition, and results of operations.
We utilize a sole supplier for our glaze flavoring and glaze base. In addition, all the cookie dough used by our Insomnia Cookies brand is supplied by a single supplier. Unless and until we can secure alternative suppliers for such components, our dependence on such supplier will subject us to the possible risks of shortages, interruptions, and price fluctuations. Any interruption in the delivery of glaze flavoring would adversely affect our ability to produce and deliver our signature products, including our hot Original Glazed doughnut, to our consumers on a timely and competitive basis and could adversely affect our operating results. In the event we cannot obtain replacement products in a timely manner, we risk the loss of revenue resulting from the inability to sell our products and related increased administrative and shipping costs.
Furthermore, dealing with a limited number of providers exposes us to increased risks arising from such suppliers’ distribution networks. Increases in the price of fuel, employee strikes, organized labor activities, inclement weather and a variety of other known and unknown factors could limit our providers’ ability to service our logistical needs. If we are unable to source alternative logistical providers, our costs may significantly increase and, if we are unable to pass increased distribution costs on to our consumers in the form of higher prices for our products, our business, financial condition, and results of operations could be adversely affected.
A key portion of our growth strategy depends on opening new Krispy Kreme shops both domestically and internationally.
A core part of our business strategy is expansion of our shops, DFD and Ecommerce to new geographies, markets and consumers, nationally and internationally. Our ability to successfully execute such an expansion may be influenced by factors beyond our and our franchisees’ control, which may slow shop development and impair our growth strategy. We may also be limited by logistical or other operational concerns, including an inability to source product components or logistical services. Further, certain international markets of ours are heavily reliant on our franchisees and there can be no assurance that our franchisees will successfully develop or operate their shops in a manner consistent with our concepts and standards, or will have the business abilities or access to financial resources necessary to open and maintain the shops required by their agreements.
Our Branded Sweet Treat Line and DFD business channels depend on key customers and are subject to risks if such key customers reduce the amount of products they purchase from us or terminate their relationships with us.
Sales to retail customers through both our Branded Sweet Treat Line and DFD channels represent a substantial portion of our revenue. The infrastructure necessary to support our Branded Sweet Treat Line and DFD business channels results in significant fixed and semi-fixed costs. Also, the loss of one of our large retail customers or significant financial difficulties in their businesses could adversely affect our financial condition and results of operations.
We have several large retail customers throughout the world. However, no single retail customer accounted for more than 10% of our total revenue in the fiscal years ended January 2, 2022, January 3, 2021, or December 29, 2019. These customers do not enter long-term contracts; instead, they make purchase decisions based on a combination of price, product quality, consumer demand and service quality. In the future, they may reallocate their shelf space, including space currently used for our products, for other products, including private label products. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business.

We rely on information technology in our operations and are making improvements to important business systems. Any material failure, inadequacy or interruption of that technology could adversely affect our ability to effectively operate our business and result in financial or other loss.
We and our franchisees rely on computer systems and information technology to conduct our business. Our ability to effectively manage our business depends significantly on the reliability and capacity of these systems. In addition, we must effectively respond to changing guest expectations and new technological developments. Disruptions or failures of these systems could interrupt our business, which could have a material adverse effect on our results of operations and financial condition.
Business interruptions also could result from the failure of other important information technology platforms we use to operate our business, including platforms hosted or otherwise provided by third parties on our behalf. Any disruptions, delays or deficiencies in the design and/or implementation of any of these systems, or our inability to accurately predict the costs of such initiatives or our failure to generate revenue and corresponding profits from such activities and investments, could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations and financial condition.
Systems failures and resulting interruptions could adversely affect our omni-channel business strategy.
Our omni-channel approach will in large part rely on our information technology systems to operate successfully, including the implementation of our delivery strategy. As we expand our DFD and delivery business channels, our exposure to such risks will increase. Our systems, which in some cases rely on third-party providers, may experience service interruptions, degradation or other performance problems because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, infrastructure changes, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism because of criminal third parties (including state-sponsored organizations with significant financial and technological resources), third parties we do business with and our and our franchisees’ employees. Our reliance on third-parties increases our exposure to such risks as we exercise a lesser degree of control over such persons. Our business interruption insurance may not be sufficient to cover all our losses that may result from interruptions in our service as a result of systems failures and similar events. As a result, if we experience any outsized material impacts from a failure of our systems, our business, results of operations and financial condition could be materially and adversely effected.
While we endeavor to keep all systems current, within two revisions of the most current software and firmware versions, there can be no guarantee that we can reliably update and maintain our systems. In instances where we are unable to do so, the mitigating controls we put in place to reduce the risk may fail. Any such failure could lead to Ecommerce downtime, disruptions to our information technology systems and expose vulnerabilities to cyber-criminals.
Our business could be adversely impacted by changes in our consumers’ access to the Internet and mobile devices.
The Ecommerce and delivery aspects of our omni-channel strategy will depend on consumers’ ability to access our branded platforms and third-party platforms via a mobile device or personal computer and the Internet. We may operate in jurisdictions with limited Internet connectivity, particularly as we expand internationally. Internet access and access to a mobile device or personal computer are frequently provided by companies with significant market power that could take actions that degrade, disrupt, or increase the cost of consumers’ ability to access our platform. In addition, the Internet infrastructure that we, third-party platforms and our consumers rely on in any particular geographic area may be unable to support the demands placed upon it and could interfere with the speed and availability of our branded Ecommerce platforms or third-party platforms. Any such failure in Internet or mobile device or computer accessibility, even for a short period of time, could adversely affect our business and results of operations.
If we or our franchisees or licensees are unable to protect our consumers’ payment card data and other regulated, protected or personally identifiable information, we or our franchisees could be exposed to data loss, litigation, and liability, and our reputation could be significantly harmed.
Our business requires the collection, transmission, and retention of large volumes of consumer and employee data, including credit and debit card numbers and other personally identifiable information, in various information technology systems that we and our franchisees maintain, and in those maintained by third parties with whom we contract to provide services. The integrity and protection of that guest and employee data is critical to us. Any failure to comply with legal and industry rules and/or requirements could significantly harm our brand, reputation, business, and results of operations. We also rely on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us or if the cost of using these providers increases, our business could be harmed.
We are, and may increasingly become, subject to other various laws, directives, industry standards and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The information, security and privacy requirements imposed by governmental regulation are increasingly demanding. In the U.S., various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security and have prioritized privacy and information security violations for enforcement actions. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. State laws are changing rapidly and there is discussion in Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted, which may add additional complexity, variation in requirements, restrictions and potential legal risks, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs or changes in business practices and policies.
We are also subject to international laws, regulations and standards in many jurisdictions, which apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, the General Data Protection Regulation (“GDPR”), which was adopted by the European Union effective May 2018, includes obligations and restrictions concerning data transparency and consent, the overall rights of individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area (“EEA”) or the U.K., security breach notifications and the security and confidentiality of personal data. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater. Further, the U.K.’s decision to leave the European Union has created uncertainty with regard to data protection regulation in the U.K. We are also subject to the U.K. GDPR and U.K. Data Protection Act of 2018, which retains the GDPR in the U.K.’s national law. Our failure to adhere to or successfully implement appropriate processes to adhere to international data privacy requirements could expose us and our franchisees to financial penalties and legal liability. Our and our franchisees’ systems may not be able to satisfy changing requirements and guest and employee expectations or may require significant additional investments or time to do so.
Because the interpretation and application of laws, regulations, standards, and other obligations relating to data privacy and security are still uncertain, it is possible that these laws, regulations, standards, and other obligations may be interpreted and applied in a manner that is inconsistent with our data processing practices and policies. If our practices are not consistent, or are viewed as not consistent, with changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations, and standards, we may also become subject to fines, audits, inquiries, whistleblower complaints, adverse media coverage, investigations, lawsuits, loss of export privileges, severe criminal or civil sanctions, or other penalties. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Any concerns about our data privacy and security practices, even if unfounded, could damage the reputation of our businesses and discourage potential users from our products and services. Any of the foregoing could have an adverse effect on our business, financial condition, results of operations, and prospects.
Breaches or failures of our information technology systems or other cybersecurity or data security-related incidents may have an adverse impact on our business, financial condition, and results of operations.
Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data all threaten our and our franchisees’ information systems and records. An actual or perceived breach in the security of our information technology systems or those of our franchisees and third-party service providers could lead to an interruption in the operation of our systems, resulting in material adverse impacts on our business, financial condition, and results of operations, and could result in adverse publicity and significant damage to our brand and reputation with consumers and third parties with whom we do business. Additionally, a significant theft, loss, disclosure, modification or misappropriation of, or access to, guests’, employees’, third parties’ or other proprietary data or other breach of our information technology systems could result in fines, legal claims or proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation and expose us to claims from guests and employees, any of which could have a material adverse effect on our financial condition and results of operations.

The techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, may take many forms (including phishing, social engineering, denial, or degradation of service attacks, malware, or ransomware), change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. In addition, our employees, franchisees, contractors, or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures to misappropriate regulated, protected, or personally identifiable information, and may purposefully or inadvertently cause a breach involving or compromise of such information. Third parties may have the technology or know-how to breach the security of the information collected, stored, or transmitted by us or our franchisees, and our respective security measures, as well as those of our technology vendors, may not effectively prohibit others from obtaining improper access to this information. There is no assurance that any security procedures or controls that we or our third-party providers have implemented will be sufficient to prevent data-security related incidents from occurring.
We could be forced to expend significant financial and operational resources in responding to a security breach, including investigating and remediating any information security vulnerabilities, defending against and resolving legal and regulatory claims and complying with notification obligations, all of which could divert resources and the attention of our management and key personnel away from our business operations and adversely affect our business, financial condition and results of operations. In addition, our remediation efforts may not be successful, and we could be unable to implement, maintain and upgrade adequate safeguards.
While we currently maintain cybersecurity insurance, such insurance may not be sufficient in type or amount to cover us against claims related to breaches, failures, or other data security-related incidents, and we cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. Any of the foregoing could have an adverse effect on our business, financial condition, results of operations and prospects.
Political, economic, currency and other risks associated with our international operations could adversely affect our and our international franchisees’ operating results.
As of January 2, 2022 and excluding Doughnut Factories, there were 1,227 Krispy Kreme shops operated outside of the U.S. and Canada, representing 68% of our total shop count. Of this total, 773 shops were owned and operated by franchisees. Our revenues from international operations and business segments are exposed to risks associated with doing business in foreign countries. Risks arising from our international operations include, but are not limited to:
•Recessionary or expansive trends in international markets;
•Import or other business licensing requirements;
•Limitations on the repatriation of funds and foreign currency exchange restrictions due to current or new U.S. and international regulations;
•Difficulty in staffing, developing and managing foreign operations and supply chain logistics, including ensuring the consistency of our product quality and service;
•Disputes with our franchisees, or failures by our franchisees to operate successfully, to develop or finance new shops or build them on suitable sites or open them on schedule;
•Local laws that make it more expensive and complex to negotiate with, retain or terminate employees;
•Competition with entrenched competitors as we expand our international operations; and
•Increase in anti-American sentiment and the identification of the brand as an American brand.
Royalties from our franchisees are based on a percentage of net sales (as defined in our franchise agreements) generated by our foreign franchisees’ operations. Royalties payable to us by our international franchisees are based on a conversion of local currencies to U.S. dollars using the prevailing exchange rate, and changes in exchange rates could adversely affect our revenues. To the extent that the portion of our revenues generated from international operations increases in the future, our exposure to changes in foreign political and economic conditions and currency fluctuations will increase.
We also are subject to governmental regulations throughout the world that impact the way we do business with our international franchisees and vendors. These include antitrust and tax requirements, anti-boycott regulations, import/export/customs regulations and other international trade regulations, the USA Patriot Act, the Foreign Corrupt Practices Act, and applicable local law. We typically export our products, principally our doughnut mixes and doughnut mix concentrates, to our franchisees in markets outside the U.S. Numerous government regulations apply to both the export of food products from the U.S. as well as the import of food products into other countries. If one or more of the ingredients in our products are banned, alternative ingredients would need to be identified. Although we intend to be proactive in addressing any product ingredient issues, such requirements may delay our ability to open shops in other countries in accordance with our desired schedule.
We are subject to franchise laws and regulations that govern our status as a franchisor and regulate some aspects of our franchise relationships. Our ability to develop new franchised shops and to enforce contractual rights against franchisees may be adversely affected by these laws and regulations, which could cause our franchise revenues to decline.
As a franchisor, we are subject to regulation by the Federal Trade Commission (the “FTC”) and by domestic and foreign laws regulating the offer and sale of franchises. Our failure to obtain or maintain approvals to offer franchises would cause us to lose future franchise revenues and revenues generated through our Market Development segment. In addition, domestic or foreign laws that regulate substantive aspects of our relationships with franchisees may limit our ability to terminate or otherwise resolve conflicts with our franchisees.
Our franchisees could take actions that could harm our business.
Franchisees are independently owned and operated, and they are not our employees. Although we provide certain training and support to franchisees, our franchisees operate their shops as independent businesses. Consequently, the quality of franchised shop operations may be diminished by any number of factors beyond our control. Moreover, franchisees may not operate shops in a manner consistent with applicable laws and regulations or in accordance with our standards and requirements. Also, franchisees may not successfully hire and train qualified managers and other shop personnel. Although we believe we currently generally enjoy a positive relationship with our franchisees, there is no assurance that future developments, some of which may be outside our control, may significantly harm our future relationships with existing and new franchisees. In addition, our image and reputation, and the image and reputation of other franchisees, may suffer materially if our franchisees do not operate successfully, or in accordance with our standards and requirements, which could result in a significant decline in Krispy Kreme’s branded sales, our revenues, and our profitability.
Healthcare legislation and other potential employment legislation could adversely affect our business, financial condition, and results of operations.
Federal legislation regarding government-mandated health benefits and potential minimum wage legislation is expected to increase our and our domestic franchisees’ costs. In the past several years states have increased their minimum wages and there is mounting pressure to increase minimum wage on a federal level as well. In addition, for those of our employees paid at rates set above, but related to, the applicable minimum wage, further increases in the minimum wage could increase our labor costs, which may also be increased by inflationary pressures and any shortages in the labor market.
Various federal and state labor laws govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, safety standards, payroll taxes, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. It is difficult to predict the overall trend of government regulation, and we may be subject to significant and sweeping change or reforms arising out of legislative initiatives surrounding labor laws, healthcare laws or other laws affecting our labor costs. Significant additional government regulations could impose increased compliance costs and we may be subject to litigation arising out of noncompliance with such regulations. Such risks, combined with other increases in our labor costs, could have material adverse effects on our business, financial condition, and operating results.

Our annual effective income tax rate can change materially as a result of changes in our geographic mix of U.S. and foreign earnings and other factors, including changes in tax laws and changes made by regulatory authorities.
We are subject to federal, state and local income taxes in the U.S. and in foreign jurisdictions. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws, the consequences of which have not yet been fully determined. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. Although we believe we have made appropriate provisions for taxes in the jurisdictions in which we operate, changes in the tax laws or challenges from tax authorities under existing tax laws could adversely affect our business, financial condition and results of operations.
Our overall effective income tax rate is equal to our total tax expense as a percentage of total earnings before tax. However, income tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. Losses in one jurisdiction may not be used to offset profits in other jurisdictions and may cause an increase in our tax rate. Changes in the mix of earnings (or losses) between jurisdictions and assumptions used in the calculation of income taxes, among other factors, could have a significant effect on our overall effective income tax rate. Additionally, changes in tax laws and changes made by regulatory authorities could have a significant effect on our overall effective income tax rate.
The full realization of our deferred tax assets may be affected by a number of factors, including future earnings and the feasibility of on-going planning strategies.
We have deferred tax assets including federal, state and foreign net operating loss carryforwards, accruals not yet deductible for tax purposes, tax credits and other items. We have established valuation allowances to reduce the deferred tax assets related to U.S. federal tax credits as well as foreign and state and local net operating loss carryforwards to an amount that is more likely than not to be realized. Our ability to utilize the deferred tax assets depends in part upon our ability to generate future taxable income within each respective jurisdiction during the periods in which these temporary differences reverse or our ability to carryback any losses created by the deduction of these temporary differences.
Due to legal or regulatory changes, such as suspensions on the use of deferred tax assets and tax credits by certain jurisdictions, possibly with retroactive effect, our existing deferred tax assets and tax credits could expire or otherwise be unavailable to offset future income tax liabilities. For example, California temporarily suspended the use of certain net operating losses and tax credits to offset revenue losses associated with the COVID-19 pandemic. Other jurisdictions could also impose limitations on the use of certain deferred tax assets and tax credits.
We expect to realize the deferred tax assets over an extended period. If we are unable to generate sufficient future taxable income in the U.S. and/or certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. Our effective tax rate would increase if we were required to increase our valuation allowances against our deferred tax assets.
An inability to recruit and retain personnel could have materially adverse effects on our operations.
We rely heavily on our Krispy Kremers to provide high-quality service and unique experiences. Our Krispy Kremers are essential for continued operation of our retail and manufacturing facilities as well as our delivery logistics. They enable us to ensure that we provide a consistent product to our consumers, whether it is in our Hot Light Theater Shops or one of our DFD access points. Our future success also depends upon the continued contributions of senior management and other key personnel and the ability to retain and motivate them. Economic and social trends beyond our control, such as labor shortages or the continuing effects of the global COVID-19 pandemic, may make it difficult to recruit and retain talented Krispy Kremers, including our senior management and other key personnel. If we are unable to recruit, retain and motivate Krispy Kremers sufficiently to support the projected growth and initiatives of our business, there could be materially adverse effects on our operations.
We have incurred significant indebtedness, which could adversely affect us, including decreasing our business flexibility and increasing our interest expense.
We have significant indebtedness, which could adversely affect us, including decreasing our business flexibility and increasing our interest expense. Our indebtedness could also reduce funds available for working capital, capital expenditures, acquisitions, the repayment or refinancing of our indebtedness as it becomes due, and other general corporate purposes. It may also create competitive disadvantages for us relative to other companies with lower debt levels. If our financial performance does not meet current expectations, our ability to service our indebtedness may be adversely impacted.
Additionally, in assessing our credit strength, credit rating agencies consider our capital structure and financial policies as well as our results of operations and financial position at the time. If our credit ratings were to be downgraded as a result of changes in our capital structure, changes in the credit rating agencies’ methodology in assessing our credit strength, the credit agencies’ perception of the impact of credit market conditions on our current or future results of operations and financial position or for any other reason, our cost of borrowing could increase. Furthermore, a significant downgrade in our credit ratings could limit a financial institution's willingness to participate in our accounts payable program and reduce the attractiveness of the accounts payable program to participating suppliers who may sell payment obligations from us to financial institutions. In addition, a significant downgrade in our credit ratings may reduce flexibility of our business to engage in certain transactions, such as the execution and renewal of certain leases.

Risks Related to Our Organizational Structure
If the ownership of our common stock continues to be highly concentrated, it may prevent shareholders from influencing significant corporate decisions and may result in conflicts of interest.
JAB Holdings B.V. (“JAB”) beneficially owns approximately 45% of our common stock through its affiliate as of March 4, 2022. As a result, JAB can exercise significant influence over all matters requiring a shareholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders. The interests of JAB may not always coincide with our interests or the interests of our other shareholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of common stock as part of the sale of us and ultimately might affect the market price of our common stock. Also, JAB may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders. As a result, the market price of our common stock could decline or shareholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant shareholders.
Certain provisions of Delaware Law, the Investors’ Rights Agreement, our amended and restated certificate of incorporation and our amended and restated bylaws could hinder, delay or prevent a change in control of us, which could adversely affect the price of our common stock.
Certain provisions of Delaware Law, our amended and restated certificate of incorporation and our amended and restated bylaws will contain provisions that could make it more difficult for a third-party to acquire us without the consent of our Board of Directors or JAB, as the largest beneficial owner of our common stock.
As a Delaware corporation, we are subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, as amended (the “DGCL”), which prevents some shareholders holding more than 15% of our outstanding common stock (“interested shareholder”) from engaging in certain business combinations without approval from the holders of at least two-thirds of our outstanding common stock not held by the interested shareholder.
Furthermore, JAB controls a substantial portion of the voting power of the shares of our common stock eligible to vote in the election of our directors and on other matters submitted to a vote of our shareholders through its affiliate, and JAB may be able to influence the outcome of matters submitted to a shareholder vote.
In addition, under our amended and restated certificate of incorporation, our Board of Directors has the authority to cause the issuance of preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of our shareholders. Nothing in our amended and restated certificate of incorporation will preclude future issuances without shareholder approval of the authorized but unissued shares of our common stock. These factors could have the effect of making the replacement of incumbent directors more time consuming and difficult.
These provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by JAB, our management, or our Board of Directors. Public shareholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is favorable to shareholders. These anti-takeover provisions could substantially impede the ability of public shareholders to benefit from a change in control or change our management and Board of Directors and, as a result, may adversely affect the market price of our common stock and your ability to realize any potential change of control premium.
We have entered into the Investors’ Rights Agreement with JAB which provides them certain information rights pursuant to which the Company shall provide JAB the following, which shall be treated as confidential information by JAB: (w) copies of the Company’s management’s monthly financial review reports, (x) the consolidated financial results of the Company for each fiscal year, (y) the unaudited consolidated financial results of the Company for each fiscal quarter and (z) such other information related to the Company’s financial condition, business, prospects or corporate affairs as JAB may reasonably request from time to time. As a result of these rights and the representatives of JAB who serve on our Board of Directors, JAB has greater access to our management and earlier access to our financial results than our other investors. While JAB remains subject to applicable U.S. securities laws regarding the trading of our securities while in possession of material non-public information, it will nonetheless have a better view as to our business and financial condition than you for so long as its information rights continue under the Investors’ Rights Agreement.
Risks Related to Our Intellectual Property
Our failure or inability to obtain, maintain, protect, and enforce our trademarks, service marks and other intellectual property rights could adversely affect our business, including the value of our brands.
We own certain common-law trademark rights in the U.S., as well as numerous trademark and service mark registrations in the U.S. and in other jurisdictions. We believe that our trademarks and other intellectual property rights are important to our success and our competitive position. Despite our efforts to obtain, maintain, protect and enforce our trademarks, service marks and other intellectual property rights, there can be no assurance that these protections will be available in all cases, and our trademarks, service marks or other intellectual property rights could be challenged, invalidated, declared generic, circumvented, infringed or otherwise violated.
The value of our intellectual property could also diminish if others assert rights in or ownership of our trademarks, service marks and other intellectual property rights, or trademarks or service marks that are similar to ours. We may be unable to successfully resolve these types of conflicts to our satisfaction. In the event that our trademarks or service marks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. Over the long term, if we are unable to establish name recognition based on our trademarks and service marks, then we may not be able to compete effectively. Any claims or consumer confusion related to our trademarks and service marks could damage our reputation and brand and substantially harm our business, financial condition, and results of operations.
We may be required to protect our trademarks, service marks and other intellectual property rights in an increasing number of jurisdictions, a process that is expensive and may not be successful, or which we may not pursue in every location. We have a system in place that is designed to detect potential infringement on our trademarks and service marks. The protective actions that we take, however, may not be sufficient, in some jurisdictions, to secure our trademark and service mark rights for some of the goods and services that we offer or to prevent imitation by others, which could adversely affect the value of our trademarks and service marks or cause us to incur litigation costs, or pay damages or licensing fees to a prior user or registrant of similar intellectual property. Moreover, policing our intellectual property rights is difficult, costly and may not always be effective.
Our intellectual property rights could be infringed or we could infringe the intellectual property rights of others, and adverse events regarding licensed intellectual property could harm our business.
We possess intellectual property that is important to our business. This intellectual property includes ingredient formulas, trademarks, copyrights, patents, business processes and other trade secrets. We and third parties, including competitors, could come into conflict over intellectual property rights. Litigation could disrupt our business, divert management attention and cost a substantial amount to protect our rights or defend against claims. We cannot be certain that the steps taken to protect our rights will be sufficient or that others will not infringe or misappropriate our rights. If we are unable to protect our intellectual property rights, our brands, products and business could be harmed.
In some cases, we license rights to distribute third-party products. The licensor may be able to terminate the license arrangement upon an agreed period of notice, in some cases without payment to us of any termination fee. The termination of any material license arrangement could adversely affect our business and financial performance.
Loss of our trade secret recipes could adversely affect our sales.
We derive significant competitive benefit from the fact that our doughnut recipes and formulations are trade secrets. Although we take reasonable steps to safeguard our trade secrets, should they become known to competitors, our competitive position could suffer substantially. Furthermore, trade secrets can be difficult to protect. We seek to protect our trade secrets and other know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside contractors, consultants, advisors and other third parties. We cannot guarantee that we have entered into such agreements with each party and any of these parties may breach the agreements and disclose our proprietary information. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, others may independently discover our trade secrets and confidential information, and in such cases, we could not assert any trade secret rights against such parties.
Although we try to ensure that our employees, consultants, advisors and independent contractors do not use the confidential or proprietary information, trade secrets or know-how of others in their work for us, we may be subject to claims that we or these individuals have, inadvertently or otherwise, improperly used or disclosed intellectual property rights, confidential or proprietary information, trade secrets or know-how of any such individual’s current or former employer or other third party. Further, we may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our products. We may also be subject to claims that former employees, consultants, independent contractors or other third parties have an ownership interest in our intellectual property rights. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
Our reliance on third parties, including our franchisees and other licensees, may negatively impact our ability to protect our intellectual property.
Although we monitor and restrict third-party activities through our partnership and license agreements, third parties, including our franchisees and other licensees, may use, refer to, or make statements about our brands that do not make proper use of our trademarks, service marks or required designations, that improperly alter trademarks, service marks or branding, or that are critical of our brands or place our brands in a context that may tarnish their reputation. This may result in dilution or tarnishment of our intellectual property. It is not possible for us to obtain registrations for all possible variations of our branding in all territories where we operate. Third parties may seek to register or obtain registration for domain names and trademarks involving localizations, variations, and versions of certain branding tools, and these activities may limit our ability to obtain or use such rights in such territories. Franchisee, licensee and other third-party noncompliance with the terms and conditions of our partnership or license agreements may reduce the overall goodwill of our brands, whether through the failure to meet health and safety standards (including with respect to additional sanitation protocols and guidelines in connection with the COVID-19 pandemic), engage in quality control or maintain product consistency, or through the participation in improper or objectionable business practices.
Moreover, unauthorized third parties may conduct business using our intellectual property to take advantage of the goodwill of our brands, resulting in consumer confusion or dilution. Any reduction of our goodwill, consumer confusion, or dilution is likely to impact sales, and could materially and adversely impact our business and operating results.
Risks Related to Our Common Stock
The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.
As of March 4, 2022, approximately 45% of our outstanding common stock is held by an affiliate of JAB and can be resold into the public markets in the future in accordance with the requirements of Rule 144. The sale by JAB’s affiliate of a substantial number of our shares, or a perception that such sales could occur, could significantly reduce the market price of our common stock. A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional common stock or other equity securities.
We may be unable to pay dividends on our common stock.
We intend to pay cash dividends on our common stock on a quarterly basis, subject to the discretion of our Board of Directors and our compliance with applicable law, and depending on our results of operations, capital requirements, financial condition, business prospects, contractual restrictions, restrictions imposed by applicable laws and other factors that our Board of Directors deems relevant. Our ability to pay dividends may also be restricted by the terms of our existing debt agreements, or any future debt or preferred equity securities. Our dividend policy entails certain risks and limitations, particularly with respect to our liquidity. By paying cash dividends rather than investing that cash in our business or repaying any outstanding debt, we risk, among other things, slowing the expansion of our business, having insufficient cash to fund our operations or make capital expenditures or limiting our ability to incur borrowings. Our Board of Directors will periodically review the cash generated from our business and the capital expenditures required to finance our growth plans and determine whether to modify the amount of regular dividends and/or declare any periodic special dividends. There can be no assurance that our Board of Directors will not adjust the amount or timing of regular cash dividends or cause us to cease paying dividends altogether.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The material properties used by Krispy Kreme, Inc. in connection with its manufacturing, warehousing, distribution, and corporate administrative operations, serving all segments, are as follows:

Location	Approximate Size in Square Feet	Purpose	Type
Winston-Salem, NC	107,000	Mix Production Plant and Distribution	Owned
Winston-Salem, NC	101,710	Equipment Manufacturing Facility	Owned
Charlotte, NC	31,776	Corporate Administrative	Leased
In the U.S., we operate four Doughnut Factories located in Indianapolis, Indiana, Monroe, Ohio, New York, New York and Fort Lauderdale, Florida. Internationally, for our equity markets, we operate 13 Doughnut Factories. Each Doughnut Factory manufactures daily to provide finished products to shops and to support our DFD routes. The majority of our Doughnut Factories are leased.
Additionally, as of January 2, 2022, Krispy Kreme, Inc. had 971 Company-owned shops globally, a majority of which are leased. We also lease space in various locations globally for regional, district and other administrative offices, training facilities and storage.
Specific to the Branded Sweet Treat Line, we utilize two manufacturing, warehousing and distribution facilities, serving the U.S. and Canada segment. We utilize our leased Concord, North Carolina production facility for manufacturing. In addition, we also work with and oversee a co-manufacturer production facility located in Burlington, Iowa. After manufacturing, packaging, and palletizing our Branded Sweet Treat Line products, we transport the products to a third-party warehousing and distribution vendor. This vendor warehouses, consolidates, and provides direct shipments to our retail partners’ supply networks.
We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.

Item 3. Legal Proceedings
In the ordinary course of conducting our business, we have in the past and may in the future become involved in various legal actions and other claims. We may also become involved in other judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Some of these matters may involve claims of substantial amounts. These legal proceedings may be subject to many uncertainties and there can be no assurance of the outcome of any individual proceedings. See Note 14, Commitments and Contingencies, to the audited Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for information regarding certain legal proceedings in which we are involved.
TSW Foods, LLC Litigation
On November 13, 2020, TSW Foods, LLC (“TSW”), a reseller of certain Krispy Kreme packaged products, filed a demand for arbitration and statement of claim alleging Anticipatory Repudiation of the Master Reseller Agreement, Breach of the Master Reseller Agreement, and Breach of the Implied Covenant of Good Faith and Fair Dealing. The Company intends to vigorously defend against TSW’s claims and prosecute its counterclaims. The parties held a voluntary, non-binding mediation on November 11, 2021. The case is expected to proceed through arbitration pursuant to an existing arbitration agreement. At this time the Company is unable to predict the outcome of this matter, the potential loss or range of loss, if any, associated with the resolution of this matter or any potential effect it may have on the Company or its operations.
Shareholder Derivative Suit
On December 3, 2021, a shareholder of the Company brought a shareholder class and derivative action complaint against the members of the Company’s Board of Directors, the Company, JAB Holdings, and certain entities related to JAB Holdings (JAB Holdings and the related entities collectively, the “JAB Entities”). The plaintiff alleges that the members of the Company’s Board breached their fiduciary duty by allowing the JAB Entities to conduct a creeping takeover of the Company and that the JAB Entities aided and abetted those breaches.
On December 16, 2021, the court denied the plaintiff’s request for an emergency temporary restraining order to prohibit further acquisitions of the Company’s stock by the JAB Entities. At this time the Company is unable to predict the outcome of this matter, the potential loss or range of loss, if any, associated with the resolution of this matter or any potential effect it may have on the Company or its operations.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “DNUT” since our initial public offering on July 1, 2021. Prior to that time, there was no public market for our common stock.
Holders
The approximate number of shareholders of record of our common stock as of March 4, 2022 was 243. This does not include persons whose stock is in nominee or “street name” accounts through brokers.
Dividend Policy
For the fiscal quarters ending October 3, 2021 and January 2, 2022, we paid quarterly cash dividends on our common stock of $0.035 per share, which were paid in November 2021 and February 2022, respectively. On February 9, 2022 the Company’s Board of Directors declared a $0.035 per share cash dividend payable on May 11, 2022, to shareholders of record on April 27, 2022. We expect to pay a dividend after the close of each quarter.
Any declaration and payment of future dividends to holders of our common stock will be at the sole discretion of our Board of Directors and will depend on many factors, including economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, including restrictive covenants contained in certain of our subsidiaries’ credit facilities, and such other factors as our Board of Directors may deem relevant. See “Risk Factors – Risks Relating to our Common Stock – We may be unable to pay dividends on our common stock.”
Under Delaware law, dividends may be payable only out of surplus, which is calculated as our net assets less our liabilities and our capital, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.
Use of Proceeds from Sale of Registered Securities
On July 1, 2021 we completed the IPO of our Class A common stock, $0.01 par value, pursuant to our Registration Statement on Form S-1, as amended (No. 333-256664) that was declared effective on June 30, 2021. We sold 29,411,765 shares in the offering at a price to the public of $17.00 per share. The lead book-running managers in the offering were J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, BofA Securities, Inc., and Citigroup Global Markets Inc.
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

Issuer Purchases of Equity Securities
Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, as amended, or through privately negotiated transactions. The timing, manner, price, and amount of repurchases will be determined at our discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. As of January 2, 2022, all outstanding shares remained available for repurchase under current authorizations.
Performance Graph
The following graph depicts the total return to shareholders from the IPO on July 1, 2021 through our fiscal year end date of January 2, 2022, relative to the performance of the Russell 2000 Index, the NASDAQ Composite Index and the Standard & Poor’s Consumer Discretionary Sector. All indices shown in the graph have been reset to a base of 100 as of July 1, 2021 and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

$115
$110
$105
$100
$95
07/01/21
01/02/22
Krispy Kreme, Inc.
Russell 2000
NASDAQ Composite
S&P Consumer Discretionary

	July 1, 2021	January 2, 2022
Krispy Kreme, Inc.	$100.00	$111.29
Russell 2000	100.00	96.39
NASDAQ Composite	100.00	107.73
S&P Consumer Discretionary	100.00	112.01
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This section of the Annual Report on Form 10-K generally discusses fiscal 2021 and fiscal 2020 items and year-to-year comparisons of fiscal 2021 to fiscal 2020. Discussions of fiscal 2019 items and year-to-year comparisons of fiscal 2020 and fiscal 2019 are not included in this Annual Report on Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on our IPO Prospectus dated June 30, 2021 filed with the U.S. Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties. The words “believe,” “may,” “could,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Such forward-looking statements are based on certain assumptions and estimates that we consider reasonable but are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial conditions, business, prospects, growth strategy and liquidity. Accordingly, there are, or will be, important factors that could cause our actual results to differ materially from those indicated in these statements including, without limitation, those described under the heading “Risk Factors” in this Annual Report on Form 10-K. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results could differ materially from the forward-looking statements included herein. These forward-looking statements are made only as of the date of this document, and we do not undertake any obligation, other than as may be required by applicable law, to update or revise any forward-looking or cautionary statement to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise.
General
Krispy Kreme is one of the most beloved and well-known sweet treat brands in the world. Our iconic Original Glazed doughnut is universally recognized for its hot-off-the-line, melt-in-your-mouth experience. Krispy Kreme operates in over 30 countries through its unique network of fresh Doughnut Shops, partnerships with leading retailers, and a rapidly growing Ecommerce and delivery business. Our purpose of touching and enhancing lives through the joy that is Krispy Kreme guides how we operate every day and is reflected in the love we have for our people, our communities, and the planet.
We operate and report financial information on a 52 or 53-week fiscal year ending on the Sunday closest to December 31. Fiscal year 2021 reflects our results of operations for the 52-week period ended January 2, 2022. Fiscal year 2020 reflects our results of operations for the 53-week period ended January 3, 2021. The additional week in a 53-week fiscal year is added to the fourth fiscal quarter, resulting in a 14-week quarter.
We conduct our business through the following three reported segments:
•U.S. and Canada: Includes all our Company-owned operations in the U.S. and Canada, including our Krispy Kreme and Insomnia Cookies-branded shops, DFD and our Branded Sweet Treat Line;
•International: Includes all our Krispy Kreme Company-owned operations in the U.K., Ireland, Australia, New Zealand and Mexico; and
•Market Development: Includes franchise operations across the globe, as well as the Company-owned operations in Japan.
The following table presents a summary of our financial results for the periods presented:

	Fiscal Years Ended
(in thousands except percentages)	January 2, 2022 (52 weeks)	January 3, 2021 (53 weeks)	% Change
Total Net Revenues	$1,384,391	$1,122,036	23.4%
Net Loss	(14,843)	(60,940)	75.6%
Adjusted Net Income(1)	66,723	42,346	57.6%
Adjusted EBITDA(1)	187,945	145,434	29.2%
1.Refer to “Key Performance Indicators and Non-GAAP Measures” below for more information as to how we define and calculate Adjusted EBITDA and Adjusted Net Income and for a reconciliation of Adjusted EBITDA and Adjusted Net Income to net loss, the most comparable GAAP measure.
We generated 12.5% and 1.2% organic revenue growth in fiscal 2021 and fiscal 2020, respectively.

Significant Events and Transactions
Executing on our Transformation Strategy
As a key component of our strategy to convert markets into fully implemented Hub and Spoke models, we continue to add quality points of access across our global network. In fiscal 2021, we added over 2,000 points of access from the fiscal year ended January 3, 2021, with 386 points of access added in the fourth quarter of fiscal 2021 alone. The primary driver of the increased points of access from fiscal 2020 was the continued expansion of our DFD network in alignment with our transformation strategy. In comparison to fiscal 2020, we added 1,995 DFD Doors globally, including 1,067 DFD Doors to the U.S. and Canada segment (including expansion in major markets such as Chicago, Dallas, Phoenix, Los Angeles, and Denver), 502 to the International segment, and 426 to the Market Development segment.
The increase in DFD Doors is the result of our focus on executing our omni-channel strategy to drive our transformation. As highlighted by the more developed model within the International segment, which has experienced a quick recovery from the impacts of the COVID-19 pandemic, the capital-efficient Hub and Spoke distribution model provides a route to market and powers profitability. In fiscal 2021, our Krispy Kreme U.S. and Canada business has completed the conversion of the last few designated market areas from our legacy wholesale business to DFD, allowing us to focus on DFD expansion in priority areas. We expect DFD growth to continue to be one of our most significant drivers of profitability growth, through both increased door count and growth in average revenue per door per week (“APD”) which has risen over 55% for the Krispy Kreme U.S. and Canada business in the fourth quarter of fiscal 2021 compared to the fourth quarter of fiscal 2020. Due in part to the DFD growth efforts, International Sales per Hub grew 42% in fiscal 2021, while U.S. and Canada Sales per Hub grew 14%.
Increasing Our Global Presence
Another of our key strategic initiatives is to increase our global presence as we become the most loved sweet treat brand in the world. We expanded our presence to 31 countries in fiscal 2021, which included opening our first shop in Egypt in August 2021. Approximately 50% of our system-wide sales (Company-owned and franchise) are international and more than 50% of our Adjusted EBITDA derives from our International and Market Development segments, highlighting the beneficial impacts of global expansion and the resulting increase in profitability and brand reach. Additionally, in October 2021 we initiated our Company-owned expansion strategy in Canada by acquiring a 60% ownership interest in ten franchise shops.
Going forward, we expect to open in at least three new countries a year, with a key focus in Western Europe and select Asian and South American countries. We have recently signed new franchise agreements with plans to open Krispy Kreme-branded shops in Costa Rica, Jordan and Switzerland in fiscal 2022 or 2023, and we expect to have further announcements throughout the year as we grow our global business.
COVID-19 Update
As of the end of fiscal 2021, approximately 99% of global system-wide shops (includes Company-owned and franchise shops) were operational. In the U.S. and Canada, all Krispy Kreme and all Insomnia Cookies shops were operational with certain locations facing temporary challenges to shop operating hours due to staffing challenges amid rising COVID-19 cases. The International segment continued to perform strongly with all shops in the U.K., Ireland, Australia, New Zealand, and Mexico operational as of the end of fiscal 2021, and there was continued improvement within the Market Development segment, contributing to a trend of growth for the segment.
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
Throughout this Annual Report on Form 10-K, we utilize “global points of access” as a key performance indicator. Global points of access reflect all locations at which fresh doughnuts or cookies can be purchased. We define global points of access to include all Hot Light Theater Shops, Fresh Shops, Carts and Food Trucks, DFD Doors, Cookie Shops, and other defined points at both Company-owned and franchise locations as of the end of the respective reporting period. We monitor global points of access as a metric that informs the growth of our omni-channel presence over time and believe this metric is useful to investors to understand our footprint in each of our segments and by asset type.

The following table presents our global points of access, by segment and type, as of the end of fiscal 2021, fiscal 2020, and fiscal 2019:

	Global Points of Access (1)
	Fiscal Years Ended
	January 2, 2022	January 3, 2021	December 29, 2019
U.S. and Canada: (2)
Hot Light Theater Shops	241	229	175
Fresh Shops	66	47	45
Cookie Shops	210	184	168
Carts, Food Trucks, and Other (3)	2	—	—
DFD Doors (4)	5,204	4,137	2,288
Total	5,723	4,597	2,676
International:
Hot Light Theater Shops	32	28	27
Fresh Shops	370	359	375
Carts, Food Trucks, and Other (3)	1	—	—
DFD Doors (4)	2,488	1,986	1,849
Total	2,891	2,373	2,251
Market Development: (5)
Hot Light Theater Shops.	109	119	166
Fresh Shops	782	732	693
Carts, Food Trucks, and Other (3)	31	30	30
DFD Doors (4)	891	465	264
Total	1,813	1,346	1,153
Total global points of access (as defined)	10,427	8,316	6,080
Total Hot Light Theater Shops	382	376	368
Total Fresh Shops	1,218	1,138	1,113
Total Cookie Shops	210	184	168
Total Shops	1,810	1,698	1,649
Total Carts, Food Trucks, and Other	34	30	30
Total DFD Doors	8,583	6,588	4,401
Total global points of access (as defined)	10,427	8,316	6,080
1.Excludes Branded Sweet Treat Line distribution points and legacy wholesale business doors.
2.Includes points of access that were acquired from franchisees in the U.S. and Canada. These points of access were previously included in the Market Development segment prior to the respective acquisition dates. See Note 2, Acquisitions, to the audited Consolidated Financial Statements for further information.
3.Beginning in the third quarter of fiscal 2021, we include Carts and Food Trucks in our calculation of global points of access. Carts and Food Trucks are non-producing, mobile (typically on wheels) facilities without walls or a door where product is received from a Hot Light Theater Shop or Doughnut Factory. They are primarily found in international locations, in airports, train stations, etc. Comparative data has been included in all periods presented above.
4.DFD Doors for both the U.S. and Canada and Market Development segments exclude legacy wholesale doors, which have been declining consistent with our strategy to evolve our legacy wholesale business to focus on the DFD model and our Branded Sweet Treat Line. As of January 3, 2021, and December 29, 2019, the legacy wholesale doors were 1,508 and 4,693 for the U.S. and Canada segment, respectively, and 187 and 1,919 for the Market Development segment, respectively. As of the end of the second quarter of fiscal 2021 legacy wholesale doors for the U.S. and Canada and the Market Development segments were substantially eliminated.
5.Includes locations in Japan, which were acquired in December 2020 and are now Company-owned. All remaining points of access in the Market Development segment relate to our franchise business. As of January 2, 2022, there were four Hot Light Theater Shops, 48 Fresh Shops and 105 DFD Doors in Japan operating. As of January 3, 2021, there were three Hot Light Theater Shops, 40 Fresh Shops and 24 DFD Doors in Japan operating.

As of January 2, 2022, we had 10,427 global points of access, with 1,810 Krispy Kreme and Insomnia Cookies-branded shops, 34 Carts and Food Trucks, and 8,583 DFD Doors. During fiscal 2021, we added a net 2,111 global points of access, with a net 112 additional shops globally, including six Hot Light Theater Shops, 80 Fresh Shops, and 26 Insomnia Cookie Shops. The Hot Light Theater Shop openings included expansion in Hilliard, OH and Lakeland, FL for the U.S. and Canada segment, Boca del Rio, Mexico for the International segment, and Cairo, Egypt for the Market Development segment which represents our first franchise shop in Egypt, increasing our global presence to 31 countries. We plan to continue adding new locations and expanding our Ecommerce and delivery platform in order to extend the availability of our products.
We also utilize “Hubs” as a key performance indicator. Our transformation is driven by the implementation of an omni-channel strategy to reach more consumers where they are and drive revenue growth, and this strategy is supported by a capital-efficient Hub and Spoke distribution model that provides a route to market and powers profitability. Our Hot Light Theater Shops and Doughnut Factories serve as centralized production facilities (“Hubs”). From these Hubs, we deliver doughnuts to our Fresh Shops, Carts and Food Trucks, and DFD Doors (“Spokes”) through an integrated network of Company-operated delivery routes, ensuring quality and freshness. Specific to the U.S. and Canada segment, certain legacy Hubs have not historically had Spokes. Many Hubs in the U.S. and Canada segment are being converted to add Spokes while certain legacy Hubs will never have the ability or need to add Spokes.
The following table presents our Hubs, by segment and type, as of the end of fiscal 2021, fiscal 2020, and fiscal 2019, respectively:

	Hubs
	Fiscal Years Ended
	January 2, 2022	January 3, 2021	December 29, 2019
U.S. and Canada:
Hot Light Theater Shops (1)	238	226	174
Doughnut Factories	4	5	6
Total	242	231	180
Hubs with Spokes	126	113	76
International:
Hot Light Theater Shops (1)	25	27	27
Doughnut Factories	11	9	9
Total	36	36	36
Hubs with Spokes	36	36	36
Market Development:
Hot Light Theater Shops (1)	106	116	163
Doughnut Factories	27	26	26
Total	133	142	189
Total Hubs	411	409	405
1.Includes only Hot Light Theater Shops and excludes Mini Theaters. A Mini Theater is a Spoke location that produces hot doughnuts.
Non-GAAP Measures
We report our financial results in accordance with generally accepted accounting principles in the U.S. (“GAAP”); however, management evaluates our results of operations using, among other measures, organic revenue growth, adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), and Adjusted Net Income as we believe these non-GAAP measures are useful in evaluating our operating performance.
These non-GAAP financial measures are not universally consistent calculations, limiting their usefulness as comparative measures. Other companies may calculate similarly titled financial measures differently than we do or may not calculate them at all. Additionally, these non-GAAP financial measures are not measurements of financial performance under GAAP. In order to facilitate a clear understanding of our consolidated historical operating results, you should examine our non-GAAP financial measures in conjunction with our historical Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K.

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
The following tables present a reconciliation of net loss to Adjusted EBITDA and net loss to Adjusted Net Income for the periods presented:

	Fiscal Years Ended
(in thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Net loss	$(14,843)	$(60,940)	$(34,001)
Interest expense, net	32,622	34,741	38,085
Interest expense — related party(1)	10,387	22,468	21,947
Income tax expense	10,745	9,112	12,577
Depreciation and amortization expense	101,608	80,398	63,767
Share-based compensation	22,923	11,601	10,741
Employer payroll taxes related to share-based compensation	2,044	—	—
Other non-operating expense/(income), net(2)	2,191	(1,101)	(609)
New York City flagship Hot Light Theater Shop opening(3)	—	6,513	3,784
Strategic initiatives(4)	—	20,517	4,059
Acquisition and integration expenses(5)	5,255	12,679	20,433
Shop closure expenses(6)	2,766	6,269	629
Restructuring and severance expenses(7)	1,733	—	583
IPO-related expenses(8)	14,534	3,184	—
Gain on sale-leaseback	(8,673)	—	—
Other(9)	4,653	(7)	4,389
Adjusted EBITDA	$187,945	$145,434	$146,384

	Fiscal Years Ended
(in thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Net loss	$(14,843)	$(60,940)	$(34,001)
Interest expense — related party(1)	10,387	22,468	21,947
Share-based compensation	22,923	11,601	10,741
Employer payroll taxes related to share-based compensation	2,044	—	—
Other non-operating expense/(income), net(2)	2,191	(1,101)	(609)
New York City flagship Hot Light Theater Shop opening(3)	—	6,513	3,784
Strategic initiatives(4)	—	20,517	4,059
Acquisition and integration expenses(5)	5,255	12,679	20,433
Shop closure expenses(6)	2,766	6,269	629
Restructuring and severance expenses(7)	1,733	—	583
IPO-related expenses(8)	14,534	3,184	—
Gain on sale-leaseback	(8,673)	—	—
Other(9)	4,653	(7)	4,389
Amortization of acquisition related intangibles(10)	29,803	26,328	21,318
KKI Term Loan Facility interest and debt issuance costs(11)	2,448	—	—
Loss on extinguishment of debt(12)	—	—	1,567
Tax impact of adjustments(13)	(12,434)	(27,629)	(19,960)
Tax specific adjustments(14)	3,936	22,464	4,869
Adjusted net income	$66,723	$42,346	$39,749
1.Consists of interest expense related to the Related Party Notes which were paid off in full during the second quarter of fiscal 2021.
2.Primarily foreign translation gains and losses in each period.
3.Consists of pre-opening costs related to our New York City flagship Hot Light Theater Shop opening, including shop design, rent, and additional consulting and training costs incurred and reflected in selling, general and administrative expenses.
4.Consists mainly of consulting and advisory fees, personnel transition costs, and network conversion and set-up costs related to the transformation of the Company’s legacy wholesale business in the U.S.
5.Consists of acquisition and integration-related costs in connection with the Company’s business and franchise acquisitions, including legal, due diligence, consulting and advisory fees incurred in connection with acquisition-related activities for the applicable period.
6.Includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment.
7.Fiscal 2021 consists of severance and related benefits costs associated with the Company’s realignment of the Company Shop organizational structure to better support the DFD and Branded Sweet Treat Line businesses. Fiscal 2019 consists of severances and related benefits costs associated with our hiring of a new global management team.
8.Includes consulting and advisory fees incurred in connection with preparation for and execution of the Company’s IPO.
9.Fiscal 2021 consists primarily of legal expenses incurred outside the ordinary course of business on matters described in Note 14, Commitments and Contingencies, to the audited Consolidated Financial Statements. Fiscal 2020 consists primarily of fixed asset and impairment expenses, net of a gain on the sale of land, as well as $1.2 million of management fees paid to JAB. Fiscal 2019 includes $3.1 million lease impairment expenses related to our Winston-Salem office location incurred in connection with our corporate headquarters relocation to Charlotte, North Carolina.
10.Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the Consolidated Statements of Operations.
11.Includes interest expense and debt issuance costs incurred and recognized as expenses in connection with the extinguishment of the KKI Term Loan Facility within four business days of receipt of the net proceeds from the IPO.
12.Consists of the write-off of debt issuance costs in connection with the refinancing of the 2016 credit facility.
13.Tax impact of adjustments calculated applying the applicable statutory rates. The Company’s adjusted effective tax rate is 22.4%, 25.2%, and 41.0% for each of the fiscal years 2021, 2020, and 2019, respectively. Fiscal 2021 includes the impact of disallowed executive compensation expense incurred in connection with the IPO. The adjusted effective tax rate in fiscal 2019 was higher compared to fiscal 2020 and fiscal 2021 due to the recording of an uncertain tax position of $12.0 million in the fourth quarter of fiscal 2019.
14.Fiscal 2021 consists primarily of the effect of tax law changes on existing temporary differences. Fiscal 2020 and fiscal 2019 include valuation allowances of $20.5 million and $6.6 million, respectively, associated with tax attributes primarily attributable to incremental costs removed from the calculation of Adjusted Net Income.

Sales Per Hub
In order to measure the effectiveness of our Hub and Spoke model, we use “Sales per Hub” on a trailing four-quarter basis, which includes all revenue generated from a Hub and its associated Spokes. Sales per Hub equals Fresh Revenues from Hubs with Spokes, divided by the average number of Hubs with Spokes during the period. Fresh Revenues include product sales generated from our Doughnut Shop business (including Ecommerce and delivery), as well as DFD sales, but excluding sales from our legacy wholesale business and our Branded Sweet Treat Line. It also excludes all Insomnia Cookies revenues as the measure is focused on the Krispy Kreme business. The average number of Hubs with Spokes for a period is calculated as the average of the number of Hubs with Spokes at the end of the five most recent quarters.
Sales per Hub was as follows for each of the periods below:

	Fiscal Years Ended
(in thousands, unless otherwise stated)	January 2, 2022 (52 weeks)	January 3, 2021 (53 weeks)	December 29, 2019 (52 weeks)
U.S. and Canada:
Revenues	$928,413	$782,717	$587,522
Non-Fresh Revenues (1)	(37,311)	(128,619)	(112,051)
Fresh Revenues from Insomnia Cookies and Hubs without Spokes (2)	(415,768)	(323,079)	(271,067)
Sales from Hubs with Spokes	475,334	331,019	204,404
Sales per Hub (millions)	4.0	3.5	3.2

International:
Sales from Hubs with Spokes (3)	$332,995	$230,185	$223,115
Sales per Hub (millions)	9.1	6.4	8.3
1.Includes legacy wholesale business revenues and Branded Sweet Treat Line revenues.
2.Includes Insomnia Cookies revenues and Fresh Revenues generated by Hubs without Spokes.
3.Total International net revenues is equal to Fresh Revenues from Hubs with Spokes for that business segment.
In our International segment, where the Hub and Spoke model is most developed, Sales per Hub reached $9.1 million, up from $6.4 million in the fiscal year 2020, and also up from pre-pandemic levels of $8.3 million in the fiscal year 2019. International illustrates the benefits of leveraging our Hub and Spoke model in the most efficient way to grow the business, as shown by the International segment’s quick recovery from the impacts of the COVID-19 pandemic and growth in profit margins. In the U.S. and Canada, we reached Sales per Hub of $4.0 million, up from $3.5 million in the fiscal year 2020 and up from $3.2 million at the beginning of our transformation in 2019. U.S. and Canada growth was driven by our efforts to increase the number of DFD Doors served by our Hubs and to increase APD for the DFD Door portfolio, as the segment makes progress toward optimizing the model to look more like International. As we further extend the Hub and Spoke model into existing and new markets around the world, we expect to see this measure continue to grow.

Results of Operations
The following comparisons are historical results and are not indicative of future results which could differ materially from the historical financial information presented.
Fiscal Year ended January 2, 2022 compared to the Fiscal Year ended January 3, 2021
The following table presents our audited consolidated results of operations for fiscal 2021 and fiscal 2020:

	Fiscal Years Ended
	January 2, 2022 (52 weeks)		January 3, 2021 (53 weeks)		Change
(in thousands except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$1,353,466	97.8%	$1,085,110	96.7%	$268,356	24.7%
Royalties and other revenues	30,925	2.2%	36,926	3.3%	(6,001)	-16.3%
Total net revenues	1,384,391	100.0%	1,122,036	100.0%	262,355	23.4%
Product and distribution costs	354,093	25.6%	310,909	27.7%	43,184	13.9%
Operating expenses	630,239	45.5%	488,061	43.5%	142,178	29.1%
Selling, general and administrative expense	222,394	16.1%	182,317	16.2%	40,077	22.0%
Marketing expenses	39,489	2.9%	34,000	3.0%	5,489	16.1%
Pre-opening costs	5,568	0.4%	11,583	1.0%	(6,015)	-51.9%
Other (income)/expenses, net	(10,102)	-0.7%	10,488	0.9%	(20,590)	-196.3%
Depreciation and amortization expense	101,608	7.3%	80,398	7.2%	21,210	26.4%
Operating income	41,102	3.0%	4,280	0.4%	36,822	860.3%
Interest expense, net	32,622	2.4%	34,741	3.1%	(2,119)	-6.1%
Interest expense – related party	10,387	0.8%	22,468	2.0%	(12,081)	-53.8%
Other non-operating expense/(income), net	2,191	0.2%	(1,101)	-0.1%	3,292	299.0%
Loss before income taxes	(4,098)	-0.3%	(51,828)	-4.6%	47,730	92.1%
Income tax expense	10,745	0.8%	9,112	0.8%	1,633	17.9%
Net loss	(14,843)	-1.1%	(60,940)	-5.4%	46,097	75.6%
Net income attributable to noncontrolling interest	9,663	0.7%	3,361	0.3%	6,302	187.5%
Net loss attributable to Krispy Kreme, Inc.	$(24,506)	-1.8%	$(64,301)	-5.7%	$39,795	61.9%
Product sales: Product sales increased $268.4 million, or 24.7%, from fiscal 2020 to fiscal 2021. Approximately $126.2 million of the increase in product sales was attributable to shops acquired from franchisees.
Royalties and other revenues: Royalties and other revenues decreased $6.0 million, or 16.3%, from fiscal 2020 to fiscal 2021, reflecting the impact of franchise acquisitions including KK Japan during the fourth quarter of fiscal 2020, U.S. franchises during the second half of fiscal 2020 and the first quarter of fiscal 2021, and Krispy K Canada, Inc. (“KK Canada”) during the fourth quarter of fiscal 2021.

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the periods indicated:

(in thousands except percentages)	U.S. and Canada	International	Market Development	Total Company
Total net revenues in fiscal 2021 (52 weeks)	$928,413	$332,995	$122,983	$1,384,391
Total net revenues in fiscal 2020 (53 weeks)	782,717	230,185	109,134	1,122,036
Total Net Revenues Growth	145,696	102,810	13,849	262,355
Total Net Revenues Growth %	18.6%	44.7%	12.7%	23.4%
Less: Impact of 53rd week	(15,615)	(3,287)	(1,603)	(20,505)
Adjusted net revenues in fiscal 2020	767,102	226,898	107,531	1,101,531
Adjusted Net Revenue Growth	161,311	106,097	15,452	282,860
Impact of acquisitions	(119,377)	—	(4,175)	(123,552)
Impact of foreign currency translation	—	(22,391)	543	(21,848)
Organic Revenue Growth	$41,934	$83,706	$11,820	$137,460
Organic Revenue Growth %	5.5%	36.9%	11.0%	12.5%
Total net revenue growth of $262.4 million, or approximately 23.4%, was partially offset by one less week of sales of $20.5 million when compared to fiscal 2020. Organic revenue growth of $137.5 million, or approximately 12.5%, was driven by the continued and successful execution of our growth strategy and transformation deploying our omni-channel approach globally. We have continued to increase availability through new points of access, particularly the expansion of Spokes, including DFD Doors, for existing Hubs with Spokes during fiscal 2021.
U.S. and Canada segment growth, which reflects franchise acquisitions (51 shops in the second half of fiscal 2020, 17 shops in the first quarter of fiscal 2021, and ten shops in the fourth quarter of fiscal 2021), was also driven by strong organic revenue growth. U.S. and Canada net revenue grew $145.7 million, or approximately 18.6% from fiscal 2020 to fiscal 2021 while organic revenue grew $41.9 million, or approximately 5.5%, from fiscal 2020 to fiscal 2021, driven by our omni-channel model, primarily the strength of DFD, as well as strong growth from Insomnia Cookies. Our strategic expansion of the DFD programs contributed to organic revenue growth with added points of access as well as strengthened APD which has risen over 55% in the fourth quarter of fiscal 2021 compared to the fourth quarter of fiscal 2020. Organic growth was also aided by our successful adaptation to changing consumer behavior in response to the COVID-19 pandemic (which heavily impacted the segment during the first fiscal quarter of 2020), including expansion of Ecommerce and delivery channels. Organic growth was partially offset by a $98.8 million withdrawal in revenue from our legacy wholesale business, reflecting the evolution of the DFD business and the discontinuance of certain legacy extended shelf-life products sold through that channel. Excluding the impact of exiting the legacy wholesale business, U.S. and Canada organic growth was 18.3% for the year.
Our International segment net revenue grew $102.8 million, or approximately 44.7%, from fiscal 2020 to fiscal 2021. International organic revenue grew $83.7 million or approximately 36.9%, from fiscal 2020 to fiscal 2021, driven mainly by successfully leveraging our Hub and Spoke model with added points of access while lapping a previous year which was negatively impacted by COVID-19. Organic growth for the period was also driven by successful limited time offerings and an increased leverage of DFD channels, including DFD Door and APD growth.
Our Market Development segment net revenue grew $13.8 million, or approximately 12.7%, from fiscal 2020 to fiscal 2021 driven mainly by the acquisition of KK Japan in the fourth quarter of fiscal 2020. Market Development organic revenue grew $11.8 million, or approximately 11.0%, from fiscal 2020 to fiscal 2021, primarily driven by improved market conditions for international franchise locations as COVID-19 restrictions in certain key markets began to ease.
Product and distribution costs (exclusive of depreciation and amortization): Product and distribution costs increased $43.2 million, or 13.9%, from fiscal 2020 to fiscal 2021, largely in line with and attributable to the same factors as our revenue growth.
Product and distribution costs as a percentage of revenue decreased by approximately 210 basis points from 27.7% in fiscal 2020 to 25.6% in fiscal 2021. This margin improvement was primarily driven by the U.S. and Canada segment, which benefited from higher margins from its DFD business due to the shift to fresh doughnut sales from the legacy wholesale business. In addition, margins improved as a result of the sales mix shift due to the impact of franchise acquisitions.

Operating expenses: Operating expenses increased $142.2 million, or 29.1%, from fiscal 2020 to fiscal 2021, driven mainly by franchise acquisitions and labor investments.
Operating expenses as a percentage of revenue increased approximately 200 basis points, from 43.5% in fiscal 2020 to 45.5% in fiscal 2021, driven mainly by the impact of franchise acquisitions such as KK Japan, U.S. franchises, and KK Canada, which resulted in additional operating expenses which are needed to run Company-owned operations versus franchises. Additionally, we have incurred higher labor costs in part due to labor needed to support the Hub and Spoke model transformation as well as our expansion of DFD points of access and labor investments as a result of the current labor markets around the world.
Selling, general and administrative expense: Selling, general and administrative (SG&A) expenses increased $40.1 million, or 22.0%, from fiscal 2020 to fiscal 2021. The increase was driven mainly by an increase in cost related to the completion of our IPO ($14.5 million), increased share-based compensation expense related to the accelerated vesting of certain employee restricted stock units in conjunction with the IPO (as well as the re-loading of executive units and stock options during the second quarter of fiscal 2021), and by SG&A expenses incurred related to the impact of franchise acquisitions. As a percentage of revenue, SG&A decreased by approximately 10 basis points, from 16.2% in fiscal 2020 to 16.1% in fiscal 2021, primarily due to economies of scale from our top-line revenue growth.
Marketing expenses: Marketing expenses increased $5.5 million, or 16.1%, primarily driven by spend associated with the increased revenues during the year.
Pre-opening costs: Pre-opening costs decreased $6.0 million, or 51.9%, from fiscal 2020 to fiscal 2021, primarily driven by $3.6 million costs associated with our expansion in NYC including expenses incurred as we prepared for the opening of our NYC flagship Hot Light Theater Shop in the second half of fiscal 2020.
Other (income)/expenses, net: Other income, net of $10.1 million in fiscal 2021 was primarily driven by a gain on a sale-leaseback transaction in the fourth quarter of fiscal 2021 of $8.7 million described in Note 8, Leases, to the audited Consolidated Financial Statements, as well as $3.5 million related to one-time COVID-19 related business interruption insurance proceeds for KKUK in the first quarter of fiscal 2021.
Depreciation and amortization expense: Depreciation and amortization expense increased $21.2 million, or 26.4%, from fiscal 2020 to fiscal 2021 primarily driven by the impact of acquired franchises and depreciation resulting from increased capital expenditures. Depreciation and amortization expenses as a percentage of revenue remained relatively consistent year-over-year.
Interest expense, net: Interest expense, net decreased $2.1 million, or 6.1%, from fiscal 2020 to fiscal 2021, primarily reflecting the decline in the one-month LIBOR rate in fiscal 2021 for our unhedged variable-rate debt. Interest expense, net is expected to continue to decline as we reduce our leverage ratio. See “Capital Resources and Liquidity.”
Interest expense – related party: Interest expense with related parties decreased $12.1 million, or 53.8%, from fiscal 2020 to fiscal 2021, driven by paying off our Related Party Notes in full with KK GP during the second quarter of fiscal 2021.
Other non-operating expense/(income), net: Other non-operating expense, net of $2.2 million in fiscal 2021 was primarily driven by realized and unrealized foreign currency transaction losses.
Income tax expense: Income tax expense increased $1.6 million, or 17.9%, from fiscal 2020 to fiscal 2021. During fiscal 2021, income tax expense was significantly impacted by disallowed executive compensation expense incurred in connection with the IPO, tax law changes, and the mix of pre-tax earnings between different jurisdictions. During fiscal 2020, income tax expense was significantly impacted by the recording of a valuation allowance against state net operating loss carryforwards and federal tax credits as well as the mix of pre-tax earnings between different jurisdictions.
Net income attributable to noncontrolling interest: Net income attributable to noncontrolling interest increased $6.3 million, or 187.5%, from fiscal 2020 to fiscal 2021, reflecting stronger earnings allocated to the shareholders of consolidated subsidiaries, particularly Insomnia Cookies, WKS Krispy Kreme, and KKUK.

Results of Operations by Segment – Fiscal Year ended January 2, 2022 compared to the Fiscal Year ended January 3, 2021
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Fiscal Years Ended		Change
(in thousands except percentages)	January 2, 2022 (52 weeks)	January 3, 2021 (53 weeks)	$	%
Adjusted EBITDA
U.S. and Canada	$107,571	$91,574	$15,997	17.5%
International	81,422	44,554	36,868	82.7%
Market Development	40,824	39,060	1,764	4.5%
Corporate	(41,872)	(29,754)	(12,118)	(40.7)%
Total Adjusted EBITDA (1)	$187,945	$145,434	$42,511	29.2%
1.Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net loss.
U.S. and Canada Adjusted EBITDA increased $16.0 million, or 17.5%, from fiscal 2020 to fiscal 2021, primarily driven by the revenue growth of 18.6%. Our strategic expansion of the DFD business as part of the Hub and Spoke transformation contributed to this growth with over 1,000 added points of access during fiscal 2021. The increase in EBITDA was also driven by our Insomnia Cookies business which had a strong year aided by the return of activity to college campuses compared to fiscal 2020. Adjusted EBITDA margin for fiscal 2021 was 11.6% which was essentially flat with margin for fiscal 2020, as we experienced increased near-term costs such as commodity, labor, and wage pressures, as well as increased occupancy costs associated with rents in NYC. To help offset increasing commodity and labor costs, we successfully implemented prices increases during the third and fourth quarters of fiscal 2021.
International Adjusted EBITDA increased $36.9 million, or 82.7%, from fiscal 2020 to fiscal 2021, primarily driven by revenue growth of 44.7% due to DFD expansion and widespread impacts of the COVID-19 pandemic on our international markets during fiscal 2020, particularly in the U.K. and Ireland. Adjusted EBITDA margin for fiscal 2021 was 24.5%, an increase of 510 basis points compared to fiscal 2020, as revenue growth significantly out-paced expense growth, leading to higher margins consistent with these more established Hub and Spoke markets. We expect the International segment to continue to contribute to strong EBITDA performance as the markets have rebounded well to match or exceed their performance prior to the pandemic.
Market Development Adjusted EBITDA increased $1.8 million, or 4.5%, from fiscal 2020 to fiscal 2021 driven mainly by improved market conditions for international franchise locations as COVID-19 restrictions in certain key markets continued to ease.
Corporate Adjusted EBITDA decreased $12.1 million, or 40.7% from fiscal 2020 to fiscal 2021, primarily driven by an increase in costs associated with our operation as a public company.
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
Our future obligations primarily consist of our debt and lease obligations, as well as commitments under ingredient and other forward purchase contracts. As of January 2, 2022, we had the following future obligations:
•An aggregate principal amount of $696.3 million outstanding under the 2019 Facility;
•Non-cancellable future minimum operating lease payments totaling $722.6 million;
•Non-cancellable future minimum finance lease payments totaling $39.9 million; and
•Purchase commitments under ingredient and other forward purchase contracts of $132.4 million.

Refer to Note 7, Long-Term Debt, Note 8, Leases, and Note 14, Commitments and Contingencies, to the audited Consolidated Financial Statements for more information.
We had cash and cash equivalents of $38.6 million and $37.5 million as of January 2, 2022 and January 3, 2021, respectively. We believe that our existing cash and cash equivalents and debt facilities will be sufficient to fund our operating and capital needs for at least the next twelve months. In fiscal 2022, we expect to use our available cash to support and invest in the growth of our core businesses, including investing in new ways to serve our consumers and support our shop partners, increasing our omnichannel presence as we increase the expansion of DFD Doors in priority areas, as well as investing in new shop openings and new market penetration within the U.S. and internationally. Total capital expenditures for fiscal 2022 are expected to be in the range of $115 million to $120 million, with our focus on deploying the capital-efficient Hub and Spoke model to reduce capital expenditures as a percentage of revenues. We also expect to continue to reduce leverage by repaying debt, as well as to continue to return cash to shareholders through common stock cash dividend payments.
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

	Fiscal Years Ended
(in thousands)	January 2, 2022 (52 weeks)	January 3, 2021 (53 weeks)
Net cash provided by operating activities	$141,224	$28,675
Net cash used for investing activities	(153,407)	(168,128)
Net cash provided by financing activities	16,096	139,441
Cash Flows Provided by Operating Activities
Cash provided by operations totaled $141.2 million for fiscal 2021, an increase of $112.5 million compared with fiscal 2020. Cash provided by operations increased primarily due to operating results producing a smaller net loss in fiscal 2021 due in part to impacts on business operations during the COVID-19 pandemic in fiscal 2020. The increase also reflected an improvement of approximately $40.5 million in working capital management primarily as a result of changes in accounts receivable, inventories, and accounts payable and accrued liabilities balances.
We have undertaken broad efforts to improve our working capital position and cash generation, in part by negotiating longer payment terms with vendors. We have an agreement with a third-party administrator which allows participating vendors to track our payments, and if voluntarily elected by the vendor, to sell payment obligations from us to financial institutions (the “Supply Chain Financing Program” or the “SCF Program”). Our typical payment terms for trade payables range to 180 days outside of the SCF Program, depending on the type of vendors and the nature of the supplies or services. For vendors under the SCF Program, we have established payable terms ranging up to, but not exceeding, 360 days. When participating vendors elect to sell one or more of our payment obligations, our rights and obligations to settle the payables on their contractual due date are not impacted. We have no economic or commercial interest in a vendor’s decision to enter into these agreements and the financial institutions do not provide us with incentives such as rebates or profit sharing under the SCF Program. We agree on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and as the terms are not impacted by the SCF Program, such obligations are classified as trade payables. Our increased use of the SCF programs has continued through the end of fiscal 2021.
Cash Flows Used for Investing Activities
Cash used for investing activities totaled $153.4 million for fiscal 2021, a decrease in investment of $14.7 million compared with fiscal 2020. The decrease is primarily due to $11.1 million cash received as proceeds from a sale-leaseback transaction and $28.6 million less cash used for acquisitions in fiscal 2021, partially offset by an incremental $21.7 million of property and equipment purchases.
Cash Flows Provided by Financing Activities
Cash provided by financing activities totaled $16.1 million for fiscal 2021, a decrease of $123.3 million compared with fiscal 2020. The decrease was mainly driven by a variance of $88.2 million cash flows related to structured payables programs (net payments on structured payables of $20.8 million in fiscal 2021 compared to net proceeds from structured payables of $67.4 million in fiscal 2020), as we utilized excess cash to pay off outstanding balances. We utilize various card products issued by financial institutions to facilitate purchases of goods and services. By using these products, we may receive differing levels of rebates based on timing of repayment. The payment obligations under these card products are classified as structured payables on our Consolidated Balance Sheets and the associated cash flows are included in the financing section of our Consolidated Statement of Cash Flows.
Other highlights from fiscal 2021 included:
• Repayments of long-term debt and lease obligations (net of proceeds from the issuance of debt) of $453.7 million, which included the extinguishment of the Related Party Notes and the Term Loan Facility described further below;
• Proceeds from investments by shareholders of $701.3 million, including receipt of $527.3 million IPO proceeds net of underwriting discounts (but excluding $12.5 million capitalized offering expenses unpaid as of the end of fiscal 2021); and
• Distributions to shareholders and payments for the repurchase and retirement of common stock of $210.6 million.
Debt
Our long-term debt obligations consist of the following:

(in thousands)	January 2, 2022	January 3, 2021
2019 Facility - term loan	$621,250	$656,250
2019 Facility - revolving credit facility	75,000	150,000
Less: Debt issuance costs	(3,833)	(5,419)
Financing obligations	24,473	26,224
Total long-term debt	716,890	827,055
Less: Current portion of long-term debt	(36,583)	(41,245)
Long-term debt, less current portion	680,307	785,810
Related party notes payable (excluding accrued interest)	—	337,148
Total debt and related party notes payable	$680,307	$1,122,958
2019 Facility
On June 13, 2019, we entered into a credit agreement (the “2019 Facility”). The 2019 Facility provides for senior secured credit facilities in the form of $700.0 million in aggregate principal of term loans and $300.0 million of revolving capacity. Borrowings under the 2019 Facility are subject to an interest rate of one-month LIBOR plus 2.25% if our Total Net Leverage Ratio (as defined in the 2019 Facility) equals or exceeds 4.00 to 1.00, 2.00% if our Total Net Leverage Ratio is less than 4.00 to 1.00 but greater than or equal to 3.00 to 1.00 or 1.75% if our Total Net Leverage Ratio is less than 3.00 to 1.00, as determined under the 2019 Facility. We are required to make equal installments of 1.25% of the aggregate closing date principal amount of the term loans on the last day of each fiscal quarter. All remaining term loan and revolving loan balances are to be due five years from the initial closing date.

Under the terms of the 2019 Facility, we are subject to a requirement to maintain a Total Net Leverage Ratio of less than 5.50 to 1.00 as of January 2, 2022, which reduces to 5.00 to 1.00 by April 2, 2023. The Total Net Leverage Ratio under the 2019 Facility is defined as the ratio of (a) Total Indebtedness (as defined in the 2019 Facility, which includes all debt and finance lease obligations) minus unrestricted cash and cash equivalents to (b) a defined calculation of Adjusted EBITDA (“2019 Facility Adjusted EBITDA”) for the most recently ended Test Period (as defined in the 2019 Facility). The 2019 Facility Adjusted EBITDA for purposes of these restrictive covenants includes incremental adjustments beyond those included in our Adjusted EBITDA non-GAAP measure. Specifically, the 2019 Facility Adjusted EBITDA definition includes pro forma impact of EBITDA to be received from new shop openings and acquisitions for periods not yet in operation, certain acquisition related synergies and cost optimization activities and incremental add-backs for pre-opening costs and for COVID-19 expenses and lost profits. Our Total Net Leverage Ratio was 2.99 to 1.00 as of the end of fiscal 2021 compared to 3.98 to 1.00 as of the end of fiscal 2020.
We were in compliance with the financial and other covenants related to the 2019 Facility as of January 2, 2022 and as of the date of this filing of our Annual Report on Form 10-K, and expect to remain in compliance over the next 12 months. If we are unable to meet the 2019 Facility financial or other covenants in future periods, it may negatively impact our liquidity by limiting our ability to draw on the revolving credit facility, could result in the lenders accelerating the maturity of such indebtedness and foreclosing upon the collateral pledged thereunder, and could require the replacement of the 2019 Facility with new sources of financing which there is no guaranty we could secure. For additional information, refer to Note 7, Long-Term Debt, to the audited Consolidated Financial Statements.
Related Party Notes
We were previously party to a senior unsecured note agreement with KK GP for an aggregate principal amount of $283.1 million. In April 2019, we entered into an additional unsecured note with KK GP for $54.0 million (such notes together, the “Related Party Notes”). As of January 3, 2021, the outstanding amount of principal and interest was $344.6 million. The Related Party Notes were paid off in full during the second quarter of fiscal 2021. The interest expense for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019 was $10.4 million, $22.5 million and $21.9 million, respectively. See Note 15, Related Party Transactions, to the audited Consolidated Financial Statements for more information.
Term Loan Facility
On June 10, 2021, we entered into the Term Loan Facility. On June 17, 2021, we borrowed $500.0 million under the Term Loan Facility. The borrowings under the Term Loan Facility bore an all-in interest rate of 2.68175%. As of January 2, 2022, there was no outstanding principal amount under the Term Loan Facility, as it was paid off in full and terminated on July 7, 2021, primarily using the net IPO proceeds with the difference being partially funded by a drawdown of $100.0 million on the 2019 Facility’s revolving credit facility. The Term Loan Facility would have matured on the earlier of (i) June 10, 2022, and (ii) within four business days following consummation of the IPO. The interest expense was $2.4 million for the fiscal year ended January 2, 2022, which included $1.7 million of debt issuance costs incurred and recognized as expenses. For additional information, refer to Note 7, Long-Term Debt, to the audited Consolidated Financial Statements.
Critical Accounting Estimates
The financial information discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon or derived from the audited Consolidated Financial Statements, which have been prepared in conformity with GAAP. The preparation of the financial statements requires the use of judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the audited Consolidated Financial Statements.
On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. We review our financial reporting and disclosure practices and accounting policies quarterly to confirm that they provide accurate and transparent information relative to the current economic and business environment. A summary of our significant accounting policies is included in Note 1, Description of Business and Summary of Significant Accounting Policies, to the audited Consolidated Financial Statements. We believe that our critical accounting estimates are:

Self-Insurance Risks and Receivables from Insurers
We are subject to workers’ compensation, vehicle and general liability claims and are self-insured for a significant portion of our workers’ compensation, vehicle and general liability claims up to the amount of stop-loss insurance coverage purchased from commercial insurance carriers. We maintain accruals for the estimated cost of claims, without regard to the effects of stop-loss coverage, using actuarial methods which evaluate known open and incurred but not reported claims and consider historical loss development experience. In addition, we record receivables from the insurance carriers for claims amounts estimated to be recovered under the stop-loss insurance policies when these amounts are estimable and probable of collection. We estimate such stop-loss receivables using the same actuarial methods used to establish the related claims accruals and taking into account the amount of risk transferred to the carriers under the stop-loss policies. The stop-loss policies provide coverage for claims in excess of retained self-insurance risks, which are determined on a claim-by-claim basis. As of January 2, 2022 and January 3, 2021, the Company had approximately $14.7 million and $14.4 million, respectively, reserved for such programs. Inclusive of the receivables from the stop-loss insurance policies, the Company’s limited liability balance was $7.5 million and $7.7 million as of January 2, 2022 and January 3, 2021, respectively.
Our estimated liability is not discounted and is based on a number of assumptions and factors. The critical assumptions used in determining these related expenses and obligations are future cost projections of claims, which include healthcare cost projections. These critical assumptions are calculated based on historical Company data and experience, as well as appropriate market indicators including inflation, societal attitudes toward legal action, and changes in law. The assumptions are evaluated at least semiannually by us in conjunction with outside actuaries and are closely monitored and adjusted when warranted by changing circumstances. If a greater amount of claims are reported, or if medical costs increase beyond our expectations, our liabilities may not be sufficient, and we could recognize additional expense.
Income Taxes
Our provision for income taxes, deferred tax assets and liabilities including valuation allowance requires the use of estimates based on our management’s interpretation and application of complex tax laws and accounting guidance. We are primarily subject to income taxes in the U.S. We establish reserves for uncertain tax positions for material, known tax exposures in accordance with ASC 740 relating to deductions, transactions and other matters involving some uncertainty as to the measurement and recognition of the item. We may adjust these reserves when our judgment changes as a result of the evaluation of new information not previously available and will be reflected in the period in which the new information is available. While we believe that our reserves are adequate, issues raised by a tax authority may be resolved at an amount different than the related reserve and could materially increase or decrease our income tax provision in future periods.
Realization of deferred tax assets involves estimates regarding (i) the timing and amount of the reversal of taxable temporary differences, (ii) expected future taxable income, and (iii) the impact of tax planning strategies. We believe that it is more likely than not that we will not realize the benefit of certain deferred tax assets and, accordingly, have established a valuation allowance against them. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of and potential changes to ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the remaining deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or tax strategies are no longer viable.
Goodwill and Indefinite Lived Intangible Assets
For each reporting unit, the Company assesses goodwill for impairment annually at the beginning of the fourth fiscal quarter or more frequently when impairment indicators are present. If the carrying value of the reporting unit exceeds its fair value, the Company recognizes an impairment charge for the difference up to the carrying value of the allocated goodwill. The fair value is estimated using a combination of a discounted cash flow approach and a market approach.
When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for an individual reporting unit is influenced by a number of factors, inclusive of the carrying value of the reporting unit’s goodwill, the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition. If we perform a quantitative assessment of an individual reporting unit’s goodwill, our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment when estimating future cash flows and asset fair values, including projected revenue growth and operating expenses related to existing businesses, product innovation and new shop concepts, as well as utilizing valuation multiples of similar publicly traded companies and selecting an appropriate discount rate. Estimates of revenue growth and operating expenses are based on internal projections considering the reporting unit’s past performance and forecasted growth, strategic initiatives, local market economics and the local business environment impacting the reporting unit’s performance. The discount rate is selected based on the estimated cost of capital for a market participant to operate the reporting unit in the region. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approaches are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies, including retail initiatives and international expansion.
For the fiscal years 2021, 2020 and 2019, there were no goodwill impairment charges. We continue to believe the fair value of each of our reporting units is significantly in excess of its carrying value, and absent a sustained multi-year global decline in our business in key markets such as the U.S. and Canada, we do not anticipate incurring significant goodwill impairment in the next 12 months.
Other intangible assets, net primarily represent the trade names for our brands, franchise agreements (domestic and international), reacquired franchise rights, and customer relationships. The trade names have been assigned an indefinite useful life and are reviewed annually for impairment. The fair value calculation for the trade names includes estimates of revenue growth, which are based on past performance and internal projections for the intangible asset group’s forecasted growth and royalty rates, which are adjusted for our particular facts and circumstances. The discount rate is selected based on the estimated cost of capital that reflects the risk profile of the related business. These estimates are highly subjective, and our ability to achieve the forecasted cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies, including retail initiatives and international expansion. All other intangible assets are amortized on a straight-line basis over their estimated useful lives. Definite-lived intangible assets are assessed for impairment whenever triggering events or indicators of potential impairment occur. We did not have any impairment charges of other intangible assets during any of the periods presented, and we do not anticipate incurring significant impairment charges in the next 12 months.
New Accounting Pronouncements
Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, to the audited Consolidated Financial Statements for a detailed description of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Effects of Changing Prices – Inflation
We are exposed to the effects of commodity price fluctuations in the cost of ingredients of our products, of which flour, sugar and shortening are the most significant. During the second half of fiscal 2021 we have experienced headwinds from commodity inflation globally. We have undertaken efforts to effectively manage inflationary cost increases through rapid inventory turnover and reduced inventory waste, increased focus on resiliency of our supply chains, and an ability to adjust pricing of our products (including price increases taking effect in the second half of fiscal 2021). Additionally, from time to time we may enter into forward contracts for supply through our vendors for raw materials that are ingredients of our products or that are components of such ingredients, including wheat and soybean oil.
We are also exposed to the effects of commodity price fluctuations in the cost of gasoline used by our delivery vehicles. To mitigate the risk of fluctuations in the price of our gasoline purchases, we may directly purchase commodity futures contracts.
Interest Rate Risk
We are exposed to changes in interest rates on any borrowings under our debt facilities, which bear interest based on the one-month LIBOR (with a floor of zero). Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in LIBOR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps on $505.0 million notional of our $696.3 million of outstanding debt as of January 2, 2022, which we account for as cash flow hedges. Based on the $191.3 million of unhedged outstanding as of January 2, 2022, a 100 basis point increase in the one-month LIBOR would result in a $1.9 million increase in interest expense for a twelve-month period, while a 100 basis point decrease would result in the floor of zero and thus a decrease in interest expense of $0.2 million for a twelve-month period based on the daily average of the one-month LIBOR for the fiscal quarter ended January 2, 2022.
The Financial Conduct Authority in the U.K. intends to phase out LIBOR by the end of 2023. We have negotiated terms in consideration of this discontinuation and do not expect that the discontinuation of the LIBOR rate, including any legal or regulatory changes made in response to its future phase out, will have a material impact on our liquidity or results of operations.
Foreign Currency Risk
We are exposed to foreign currency translation risk on the operations of our subsidiaries that have functional currencies other than the U.S. dollar, whose revenues accounted for approximately 28% of our total net revenues through the fiscal year ended January 2, 2022. A substantial majority of these revenues, or approximately $384.8 million through the fiscal year ended January 2, 2022, were attributable to subsidiaries whose functional currencies are the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen. A 10% increase or decrease in the average fiscal 2021 exchange rate of the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen against the U.S. dollar would have resulted in a decrease or increase of approximately $38.5 million in our total net revenues through the fiscal year ended January 2, 2022.
From time to time, we engage in foreign currency exchange and credit transactions with our non-U.S. subsidiaries, which we typically hedge. To date, the impact of such transactions, including the cost of hedging, has not been material. We do not engage in foreign currency or hedging transactions for speculative purposes.

Item 8. Financial Statements and Supplementary Data
Krispy Kreme, Inc.

Report of Independent Registered Accounting Firm

Board of Directors and Shareholders
Krispy Kreme, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Krispy Kreme, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 2, 2022 and January 3, 2021, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 2, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2022 and January 3, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involve our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/GRANT THORNTON LLP
We have served as the Company’s auditor since 2017.
Denver, Colorado

March 11, 2022

Krispy Kreme, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts and number of shares)

	Fiscal Years Ended
	January 2, 2022 (52 weeks)	January 3, 2021 (53 weeks)	December 29, 2019 (52 weeks)
Net revenues
Product sales	$1,353,466	$1,085,110	$912,805
Royalties and other revenues	30,925	36,926	46,603
Total net revenues	1,384,391	1,122,036	959,408
Product and distribution costs	354,093	310,909	262,013
Operating expenses	630,239	488,061	390,849
Selling, general and administrative expense	222,394	182,317	161,452
Marketing expenses	39,489	34,000	28,785
Pre-opening costs	5,568	11,583	7,078
Other (income)/expenses, net	(10,102)	10,488	7,465
Depreciation and amortization expense	101,608	80,398	63,767
Operating income	41,102	4,280	37,999
Interest expense, net	32,622	34,741	38,085
Interest expense – related party	10,387	22,468	21,947
Other non-operating expense/(income), net	2,191	(1,101)	(609)
Loss before income taxes	(4,098)	(51,828)	(21,424)
Income tax expense	10,745	9,112	12,577
Net loss	(14,843)	(60,940)	(34,001)
Net income attributable to noncontrolling interest	9,663	3,361	3,408
Net loss attributable to Krispy Kreme, Inc.	$(24,506)	$(64,301)	$(37,409)
Net loss per share:
Common stock - Basic	$(0.18)	$(0.52)	$(0.30)
Common stock - Diluted	$(0.18)	$(0.52)	$(0.30)
Weighted average shares outstanding:
Basic	147,654,548	124,987,370	124,987,370
Diluted	147,654,548	124,987,370	124,987,370
See accompanying notes to Consolidated Financial Statements.

Krispy Kreme, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
(in thousands)

	Fiscal Years Ended
	January 2, 2022 (52 weeks)	January 3, 2021 (53 weeks)	December 29, 2019 (52 weeks)
Net loss	$(14,843)	$(60,940)	$(34,001)
Other comprehensive (loss)/income:
Foreign currency translation adjustment, net of income taxes(1)	(14,955)	19,426	6,940
Unrealized income/(loss) on cash flow hedges, net of income taxes(2)	13,609	(14,430)	(6,446)
Unrealized loss on employee benefit plans	(338)	(106)	—
Total other comprehensive (loss)/income	(1,684)	4,890	494
Comprehensive loss	(16,527)	(56,050)	(33,507)
Net income attributable to noncontrolling interest	9,663	3,361	3,408
Foreign currency translation adjustment attributable to noncontrolling interest	(414)	547	—
Total comprehensive income attributable to noncontrolling interest	9,249	3,908	3,408
Comprehensive loss attributable to Krispy Kreme, Inc.	$(25,776)	$(59,958)	$(36,915)
1.Net of income tax expense of $0.0 million, $0.0 million and ($0.8 million) for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.
2.Net of income tax (expense)/benefit of ($4.5 million), $4.8 million and $2.1 million for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.
See accompanying notes to Consolidated Financial Statements.

Krispy Kreme, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts and number of shares)

	As of
	January 2, 2022	January 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$38,562	$37,460
Marketable securities	—	1,048
Restricted cash	630	23
Accounts receivable, net	47,491	45,998
Inventories	34,851	38,519
Taxes receivable	14,662	28,353
Prepaid expense and other current assets	20,701	12,692
Total current assets	156,897	164,093
Property and equipment, net	438,918	395,255
Goodwill	1,105,322	1,086,546
Other intangible assets, net	992,520	998,014
Operating lease right of use asset, net	435,168	399,688
Other assets	16,429	17,399
Total assets	$3,145,254	$3,060,995
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$36,583	$41,245
Current operating lease liabilities	50,359	45,675
Accounts payable	182,104	148,645
Accrued liabilities	140,750	124,951
Structured payables	116,361	137,319
Total current liabilities	526,157	497,835
Long-term debt, less current portion	680,307	785,810
Related party notes payable	—	344,581
Noncurrent operating lease liabilities	415,208	376,099
Deferred income taxes, net	145,418	144,866
Other long-term obligations and deferred credits	42,509	63,445
Total liabilities	1,809,599	2,212,636
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 300,000,000 and 174,500,000 shares authorized as of January 2, 2022 and January 3, 2021, respectively; 167,250,855 and 124,987,370 shares issued and outstanding as of January 2, 2022 and January 3, 2021, respectively	1,673	1,250
Additional paid-in capital	1,415,185	845,499
Shareholder note receivable	(4,382)	(18,660)
Accumulated other comprehensive loss, net of income tax	(2,478)	(1,208)
Retained deficit	(178,409)	(142,197)
Total shareholders’ equity attributable to Krispy Kreme, Inc.	1,231,589	684,684
Noncontrolling interest	104,066	163,675
Total shareholders’ equity	1,335,655	848,359
Total liabilities and shareholders’ equity	$3,145,254	$3,060,995
See accompanying notes to Consolidated Financial Statements.

Krispy Kreme, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except per share amounts and number of shares)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive (Loss)/Income
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized Loss on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans	Retained (Deficit) Earnings	Noncontrolling Interest	Total
Balance at December 30, 2018	124,987,370	$1,250	$820,194	$(17,491)	$(2,311)	$(3,734)	$—	$(67,609)	$131,265	$861,564
Change in accounting standard	—	—	—	—	—	—	—	29,767	1,711	31,478
Net (loss)/income for the fiscal year ended December 29, 2019	—	—	—	—	—	—	—	(37,409)	3,408	(34,001)
Other comprehensive income/(loss) for the fiscal year ended December 29, 2019 before reclassifications	—				6,940	(8,220)	—	—	—	(1,280)
Reclassification from AOCI	—	—	—	—	—	1,774	—	—	—	1,774
Share-based compensation	—	—	10,675	—	—	—	—	—	61	10,736
Purchase of shares by noncontrolling interest	—	—	—	(1,646)	—	—	—	—	17,267	15,621
Noncontrolling interest of acquired entity	—	—	—	—	—	—	—	—	16,010	16,010
Distribution to shareholders	—	—	—	—	—	—	—	(2,629)	—	(2,629)
Distribution to noncontrolling interest	—	—	—	2,269	—	—	—	—	(21,125)	(18,856)
Non-cash contribution for tax sharing arrangements with related parties	—	—	3,412	—	—	—	—	—	—	3,412
Other	—	—	(48)	(364)	—	—	—	—	—	(412)
Balance at December 29, 2019	124,987,370	$1,250	$834,233	$(17,232)	$4,629	$(10,180)	$—	$(77,880)	$148,597	$883,417
Net (loss)/income for the fiscal year ended January 3, 2021	—	—	—	—	—	—	—	(64,301)	3,361	(60,940)
Other comprehensive income/(loss) for the fiscal year ended January 3, 2021 before reclassifications	—	—	—	—	18,879	(22,063)	(106)	—	547	(2,743)
Reclassification from AOCI	—	—	—	—	—	7,633	—	—	—	7,633
Share-based compensation	—	—	11,601	—	—		—	—	—	11,601
Purchase of shares by noncontrolling interest	—	—	—	(1,467)	—	—	—	—	22,853	21,386
Distribution to shareholders	—	—	(39)	—	—	—	—	(3)	—	(42)
Distribution to noncontrolling interest	—	—	—	294	—	—	—	—	(11,683)	(11,389)
Other	—	—	(296)	(255)	—	—	—	(13)	—	(564)
Balance at January 3, 2021	124,987,370	$1,250	$845,499	$(18,660)	$23,508	$(24,610)	$(106)	$(142,197)	$163,675	$848,359
Net (loss)/income for the fiscal year ended January 2, 2022	—	—	—	—	—	—	—	(24,506)	9,663	(14,843)
Other comprehensive (loss)/income for the fiscal year ended January 2, 2022 before reclassifications	—	—	—	—	(14,541)	3,318	(338)	—	(414)	(11,975)
Reclassification from AOCI	—	—	—	—	—	10,291	—	—	—	10,291
Capital contribution from shareholders	6,997,450	70	120,845	(383)	—	—	—	—	—	120,532
Share-based compensation	—	—	22,923	—	—	—	—	—	—	22,923
Purchase of shares by noncontrolling interest	—	—	—	14,427	—	—	—	—	38,976	53,403
Noncontrolling interest of acquired entity	—	—	—	—	—	—	—	—	9,822	9,822
Dividends declared on common stock and equivalents ($0.035 per share)(1)	—	—	—	—	—	—	—	(11,705)	—	(11,705)
Distribution to shareholders	—	—	(42,334)	—	—	—	—	—	—	(42,334)
Distribution to noncontrolling interest	—	—	(13,413)	363	—	—	—	—	(10,304)	(23,354)
Conversion of noncontrolling interest to additional paid-in capital in connection with the Merger	9,370,881	93	107,258	—	—	—	—	—	(107,351)	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	32,911,765	329	514,542	—	—	—	—	—	—	514,871
Issuance of common stock upon settlement of RSUs, net of shares withheld	1,422,830	15	(17,184)	—	—	—	—	—	—	(17,169)
Repurchase of common stock	(8,439,441)	(84)	(122,922)	—	—	—	—	—	—	(123,006)
Other	—	—	(29)	(129)	—	—	—	(1)	(1)	(160)
Balance at January 2, 2022	167,250,855	$1,673	$1,415,185	$(4,382)	$8,967	$(11,001)	$(444)	$(178,409)	$104,066	$1,335,655
1.Includes a $0.035 cash dividend per common share declared in the fourth quarter of fiscal 2021 and expected to be paid in the first quarter of fiscal 2022.
See accompanying notes to Consolidated Financial Statements.

Krispy Kreme, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Years Ended
	January 2, 2022 (52 weeks)	January 3, 2021 (53 weeks)	December 29, 2019 (52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,843)	$(60,940)	$(34,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	101,608	80,398	63,767
Deferred income taxes	(3,496)	(36)	8,422
Loss on extinguishment of debt	1,700	—	1,567
Impairment and lease termination charges	3,507	4,701	3,081
Loss on disposal of property and equipment	458	2,771	585
Gain on sale-leaseback	(8,673)	—	—
Share-based compensation	22,923	11,601	10,741
Change in accounts and notes receivable allowances	275	1,047	365
Inventory write-off	4,071	726	231
Gain on contingent consideration related to a business combination	—	(1,521)	(499)
Payment of contingent consideration in excess of acquisition date fair value	—	—	(4,229)
Collection of related party income tax receivable	—	—	28,593
Other	594	410	4,703
Change in operating assets and liabilities, excluding business acquisitions and foreign currency translation adjustments:
Accounts, notes, and taxes receivable	(3,817)	(11,942)	(1,258)
Inventories	(301)	(15,353)	(3,217)
Other current and noncurrent assets	(316)	434	(5,603)
Operating lease assets and liabilities	7,787	(1,575)	3,500
Accounts payable and accrued liabilities	30,240	12,906	(10,153)
Other long-term obligations and deferred credits	(493)	5,048	14,217
Net cash provided by operating activities	141,224	28,675	80,812
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of property and equipment	(119,497)	(97,826)	(76,373)
Proceeds from disposals of assets	218	2,837	—
Proceeds from sale-leaseback	11,091	—	—
Acquisition of shops and franchise rights from franchisees, net of cash acquired	(46,330)	(74,890)	(150,373)
Principal payments received from loans to franchisees	92	684	645
Purchases of held-to-maturity debt securities	—	(57)	(776)
Maturities of held-to-maturity debt securities	1,019	1,124	271
Net cash used for investing activities	(153,407)	(168,128)	(226,606)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt	695,000	288,097	804,002
Repayment of long-term debt and lease obligations	(1,147,049)	(225,541)	(714,617)
Payment of financing costs	(1,700)	—	(5,665)
Proceeds from structured payables	266,851	292,756	124,666
Payments on structured payables	(287,625)	(225,320)	(68,757)
Payment of contingent consideration related to a business combination	—	(506)	(4,646)
Capital contribution by shareholders	120,532	—	—
Proceeds from IPO, net of underwriting discounts (excluding unpaid issuance costs)	527,329	—	—
Proceeds from sale of noncontrolling interest in subsidiary	53,404	21,386	15,625
Distribution to shareholders	(48,187)	(42)	(2,629)
Payments for repurchase and retirement of common stock	(139,103)	—	—
Distribution to noncontrolling interest	(23,356)	(11,389)	(18,902)
Net cash provided by financing activities	16,096	139,441	129,077
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,204)	2,045	(941)
Net increase/(decrease) in cash, cash equivalents and restricted cash	1,709	2,033	(17,658)
Cash, cash equivalents and restricted cash at beginning of the fiscal year	37,483	35,450	53,108
Cash, cash equivalents and restricted cash at end of the fiscal year	$39,192	$37,483	$35,450
Supplemental schedule of non-cash investing and financing activities:
(Decrease)/increase in accrual for property and equipment, net	$(1,159)	$10,182	$10,489
Stock issuance under shareholder notes	963	1,535	1,856
Accrual for distribution to shareholders	(6,928)	—	—
Contingent consideration incurred for acquisition of Krispy Kreme Mexico	—	—	14,021
Contingent consideration incurred for acquisition of shops and franchise rights from domestic franchisees	—	—	506
Reconciliation of cash, cash equivalents and restricted cash at end of fiscal year:
Cash and cash equivalents	$38,562	$37,460	$35,373
Restricted cash	630	23	77
Total cash, cash equivalents and restricted cash	$39,192	$37,483	$35,450
See accompanying notes to Consolidated Financial Statements.

Krispy Kreme, Inc.

Krispy Kreme, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, unless otherwise specified)
Note 1 — Description of Business and Summary of Significant Accounting Policies
Description of Business
Krispy Kreme, Inc. (“KKI”) and its subsidiaries (collectively, the “Company” or “Krispy Kreme”) operate through an omni-channel business model to provide doughnut experiences and produce doughnuts for Doughnut Shops, Delivered Fresh Daily (“DFD”) outlets, Ecommerce and delivery, and Krispy Kreme branded sweet treats (“Branded Sweet Treat Line”) channels, expanding consumer access to the Krispy Kreme brand.
The Company has three reportable operating segments: 1) U.S. and Canada, which includes all Krispy Kreme Company-owned operations in the U.S. and Canada, Insomnia Cookies shops and the Branded Sweet Treat Line; 2) International, which includes all Krispy Kreme Company-owned operations in the U.K., Ireland, Australia, New Zealand and Mexico; and 3) Market Development, which includes franchise operations across the globe, as well as Krispy Kreme Company-owned shops in Japan. Unallocated corporate costs are excluded from the Company’s measurement of segment performance.
As of January 2, 2022, the Company had 1,810 Krispy Kreme and Insomnia Cookies branded shops in over 30 countries around the world, of which 971 were controlled and operated by the Company and 839 were franchised. The ownership and location of those shops is as follows:

	Krispy Kreme U.S. and Canada	Krispy Kreme International	Insomnia Cookies	Total
Company-owned shops	307	454	210	971
Franchise shops	66	773	—	839
Total	373	1,227	210	1,810
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
In connection with the IPO, the Company and its affiliates completed the following transactions:
•On June 10, 2021, the Company's wholly-owned (excluding certain management equity interests) subsidiary, Krispy Kreme Holdings, Inc. (“KKHI”), entered into a term loan credit agreement, as borrower, which provided for term loans in an initial aggregate principal amount of $500.0 million (the “Term Loan Facility”). On June 17, 2021, KKHI borrowed $500.0 million under the Term Loan Facility, with debt issuance costs of $1.7 million which were included in Interest expense, net on the Consolidated Statements of Operations during the second quarter of fiscal 2021. The borrowings bore an all-in interest rate of 2.68175%. On June 28, 2021, following the Merger (as defined below), KKI assumed all of the obligations of KKHI as borrower under the Term Loan Facility. On July 7, 2021, the Company repaid in full and terminated the Term Loan Facility with a cash outflow of $500.7 million, which included $0.7 million of accrued interest. The Term Loan Facility would have matured on the earlier of (i) June 10, 2022 or (ii) within four business days following the consummation of the IPO.
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

In connection with the IPO, the Company used the proceeds from the Term Loan Facility for the following: (1) repay the related party notes payable (including accrued interest of $17.8 million) of $355.0 million, (2) redeem certain common stock of $102.7 million held by Krispy Kreme, G.P. (“KK GP”) and (3) pay a pro rata dividend to members of its management who, prior to the Merger, held equity interests in KKHI in an aggregate amount of $42.3 million. Additionally, the Company paid $20.3 million to repurchase approximately 1.3 million shares of common stock from certain of the Company’s executive officers at the price paid by the underwriters and $15.5 million to repurchase approximately 1.0 million shares of common stock from certain of its executive officers for payment of their withholding taxes with respect to the RSUs vesting or for which vesting was accelerated in connection with the offering.
On August 2, 2021, the underwriters exercised their over-allotment option and purchased an additional 3.5 million shares of common stock at the IPO price less the underwriting discounts and commissions. The net proceeds received on August 2, 2021 were $56.1 million after deducting underwriting discounts and commissions of $3.4 million. This brought total net IPO proceeds to $514.9 million.
Basis of Presentation and Consolidation
The Company operates and reports financial information on a 52 or 53-week year with the fiscal year ending on the Sunday closest to December 31. The data periods contained within fiscal years 2021, 2020 and 2019 reflect the results of operations for the 52-week period ended January 2, 2022, the 53-week period ended January 3, 2021, and the 52-week period ended December 29, 2019.
The accompanying Consolidated Financial Statements include the accounts of Krispy Kreme and subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). All significant intercompany balances and transactions among Krispy Kreme and subsidiaries have been eliminated in consolidation. Investments in entities over which the Company has the ability to exercise significant influence but which it does not control and whose financial statements are not otherwise required to be consolidated, are accounted for using the equity method.
Noncontrolling interest in the Company’s Consolidated Financial Statements represents the interest in subsidiaries held by joint venture partners and employee shareholders. The joint venture partners hold noncontrolling interests in the Company’s consolidated subsidiaries Awesome Doughnut, LLC (“Awesome Doughnut”), W.K.S. Krispy Kreme, LLC (“WKS Krispy Kreme”), and Krispy K Canada, Inc. (“KK Canada”). Employee shareholders hold noncontrolling interests in the consolidated subsidiaries Krispy Kreme Holding U.K. Ltd. (“KKUK”), Krispy Kreme Holdings Pty Ltd. (“KK Australia”), Krispy Kreme Mexico S. de R.L. de C.V. (“KK Mexico”) and Insomnia Cookies Holdings, LLC (“Insomnia Cookies”). Since the Company consolidates the financial statements of these subsidiaries, the noncontrolling owners’ share of each subsidiary’s net assets and results of operations are deducted and reported as a noncontrolling interest on the Consolidated Balance Sheets and as net income attributable to noncontrolling interest in the Consolidated Statements of Operations and comprehensive income attributable to noncontrolling interest in the Consolidated Statements of Comprehensive Income/(Loss).
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.
Revenue Recognition
Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Revenue is recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services.
Product Sales
Product sales include revenue derived from (1) the sale of doughnuts, cookies and complementary products to in-shop, Branded Sweet Treat Line and DFD customers and (2) the sale of doughnut mix, other ingredients and supplies and doughnut-making equipment to franchisees. Revenue is recognized at the time of delivery for in-shop sales and sales to franchisees. For Branded Sweet Treat Line and DFD sales, control transfers and revenue is recognized either at the time of delivery, net of provisions for estimated product returns or, with respect to those customers that take title to products purchased from the Company at the time those products are sold by the customer to the end consumers, simultaneously with such consumer purchases. Revenues from

Branded Sweet Treat Line customers and from the sale of doughnut mix, other ingredients and supplies and doughnut-making equipment to franchisees include any applicable shipping and handling costs invoiced to the customer and the expense of such shipping and handling costs is included in Operating expenses. The Company recorded shipping revenue of approximately $13.3 million, $15.2 million and $6.5 million in the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.
Franchise Revenue
Franchise revenue included in Royalties and other revenues is derived from development and initial franchise fees relating to new shop openings and ongoing royalties charged to franchisees based on their sales. The Company sells individual franchises domestically and internationally, as well as development agreements that grant the right to develop shops in designated areas. Generally, the franchise license granted for each individual shop within an arrangement represents a single performance obligation. The franchise agreements and development agreements typically require the franchisee to pay initial nonrefundable franchise fees (i.e., initial services such as training and assisting with shop set-up) prior to opening. The franchises also pay a royalty on a monthly basis based upon a percentage of franchisee gross sales. Royalties are recognized in income as underlying franchisee sales occur. The initial term of domestic franchise agreements is typically 15 years. The Company recognizes the initial nonrefundable fees over the term of the franchise agreements on an output method based on time elapsed, corresponding with the customer’s right to use the franchise for the term of the agreement. A franchisee may elect to renew the term of a franchise agreement and, if approved, will typically pay a renewal fee upon execution of the renewal term.
Franchise-related Advertising Fund Revenue
Franchise-related advertising fund revenue included in Royalties and other revenues is derived from domestic and international franchise agreements that typically require the franchisee to pay advertising fees on a continuous monthly basis based on a percentage of franchisee net sales, which are recognized based on fees earned each period. Total advertising fund revenue for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019 is $4.3 million, $8.1 million and $9.3 million, respectively.
Gift Card Sales
The Company and its franchisees sell gift cards that are redeemable for products in the Company-owned or franchise shops. The Company manages the gift card program and collects all funds from the activation of gift cards and reimburses franchisees for the redemption of gift cards in their shops. Deferred revenue for unredeemed gift cards is included in Accrued liabilities in the Consolidated Balance Sheets. As of January 2, 2022 and January 3, 2021, the gross amount of deferred revenue recognized for unredeemed gift cards was $22.5 million and $18.0 million, respectively. Gift cards sold do not have an expiration date or service fees charged. The likelihood of redemption may be determined to be remote for certain cards due to long periods of inactivity. In these circumstances, the Company recognizes revenue from unredeemed gift cards (“breakage revenue”) within Product sales if they are not subject to unclaimed property laws. The Company estimates breakage for the portfolio of gift cards and recognizes it based on the estimated pattern of gift card use. As of January 2, 2022 and January 3, 2021, deferred revenue, net of breakage revenue recognized, was $11.2 million and $10.4 million, respectively.
Gift card costs incurred to fulfill obligations under a contract are capitalized when such costs generate or enhance resources to be used in satisfying future performance obligations and the costs are deemed recoverable. Judgement is used in determining whether certain contract costs can be capitalized. These costs are capitalized and amortized on a systematic basis to match the timing of revenue recognition, depending on when the gift card is used. This amortization expense is recorded in Operating expense in the Company’s Consolidated Statement of Operations. From time to time, management will review the capitalized costs for impairment. As of January 2, 2022 and January 3, 2021, the capitalized gift card costs were $1.7 million and $1.7 million, respectively.
Consumer Loyalty Program
Consumers can participate in spend-based loyalty programs. Consumers who join the loyalty programs will receive a credit or point for each purchase of eligible product. After accumulating a certain number of credits or points, the consumers can redeem their credits or points for a free product. The Company defers revenue based on an estimated selling price of the free product earned by the consumer and establishes a corresponding liability in deferred revenue. As of January 2, 2022 and January 3, 2021, the deferred revenue related to loyalty programs is $2.3 million and $3.6 million, respectively.

Revenue-based Taxes
The Company reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions. The primary revenue-based taxes are sales tax and value-added tax (“VAT”).
Operating Expenses
Operating expenses consist of expenses primarily related to Company-owned shops including payroll and benefit costs for service employees at Company-operated locations, rent and utilities, expenses associated with Company operations, costs associated with procuring materials from vendors and other shop-level operating costs.
Marketing Expenses
Costs associated with marketing the products, including advertising and other brand promotional activities, are expensed as incurred, and were approximately $39.5 million, $34.0 million, and $28.8 million in the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.
Cash and Cash Equivalents and Restricted Cash
Cash equivalents consist of demand deposits in banks and short-term, highly liquid debt instruments with original maturities of three months or less.
All credit and debit card transactions that are processed in less than five days are classified as Cash and cash equivalents. The amounts due from banks for these transactions totaled $8.5 million and $9.6 million as of January 2, 2022 and January 3, 2021, respectively.
Restricted cash consists primarily of funds related to employee benefit plans.
Marketable Securities
Marketable securities consist of debt instruments that are being held to maturity longer than three months but less than one year. Their fair value approximates their carrying value on the Consolidated Balance Sheets.
Account Receivable, Net of Allowance for Expected Credit Losses
Accounts receivable relate primarily to payments due for sale of products, franchise fees, royalties, advertising fees and licensing fees. The Company maintains allowances for expected credit losses related to its accounts receivable, including receivables from franchisees, in amounts which the Company believes are sufficient to provide for losses estimated to be sustained on realization of these receivables. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of amounts from customers. Such estimates inherently involve uncertainties and assessments of the outcome of future events, and changes in facts and circumstances may result in adjustments to the allowance for expected credit losses. The Company had allowance for expected credit losses of $0.9 million and $1.4 million as of January 2, 2022 and January 3, 2021, respectively.
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist principally of receivables from Branded Sweet Treat Line and DFD customers and franchisees. Branded Sweet Treat Line and DFD receivables are primarily from grocer/mass merchants and convenience stores. For the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, no customer accounted for more than 10% of revenue or a significant amount of receivables that would result in a concentration.
Management also evaluates the recoverability of receivables from the franchisees and maintains allowances for expected credit losses. Management believes these allowances are sufficient to provide for realized losses that may be sustained on realization of these receivables.

Inventories
Inventories, which consist of raw materials, work in progress, finished goods, and purchased merchandise, are recorded at the lower of cost and net realizable value, where cost is determined using the first-in, first-out method. Raw materials inventory also includes doughnut equipment spare parts. Finished goods and purchased merchandise are net of reserves for excess or obsolete finished goods, which totaled $3.7 million and $2.7 million as of January 2, 2022, and January 3, 2021, respectively.
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets consist primarily of prepaid assets of $19.6 million and $11.3 million, related to service contracts and insurance premiums, as of January 2, 2022 and January 3, 2021, respectively.
Property and Equipment, net
Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the respective assets.
The lives used in computing depreciation are as follows:

Buildings	20 to 35 years
Machinery and equipment	3 to 15 years
Computer software	2 to 7 years
Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the lease term.
The Company assesses long-lived fixed asset groups for potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the carrying amount of the assets exceeds the sum of the undiscounted cash flows, the Company records an impairment charge in an amount equal to the excess of the carrying value of the assets over their estimated fair value.
Impairment charges related to the Company’s long-lived assets were $2.9 million, $0.3 million, and $0.5 million for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. Such charges related to underperforming shops, shops closed or likely to be closed and shops which management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the shops’ assets, but which management has not yet decided to close. The impaired shop assets include real properties, the fair values of which were estimated based on independent appraisals or, in the case of any properties which the Company is negotiating to sell, based on its negotiations with unrelated third-party buyers; leasehold improvements, which are typically abandoned when the leased properties revert to the lessor; and doughnut-making and other equipment the fair values of which were estimated based on the replacement cost of the equipment, after considering refurbishment and transportation costs. The impairment charges are primarily attributable to the U.S. and Canada segment and are included within Other operating expenses on the Consolidated Statements of Operations.
Leases
Effective December 31, 2018, the first day of fiscal year 2019, the Company implemented Accounting Standards Update (“ASU”) 2016-02 (“the new standard”), Leases, which amended authoritative guidance on leases and is codified in ASC 842, Leases. The amended guidance requires lessees to recognize most leases on their balance sheets as right-of-use assets along with corresponding lease liabilities. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The new standard also requires increased disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The Financial Accounting Standards Board (“FASB’s”) authoritative guidance provides companies with the option to apply this ASU to new and existing leases within the scope of the guidance as of the beginning of the period of adoption. The Company elected this transition method of applying the new lease standard and has recognized right-of-use assets, lease liabilities and any cumulative-effect adjustments to the opening balance of retained earnings as of December 31, 2018. Prior period amounts were not adjusted and will continue to be reported under the accounting standards in effect for those periods.

The adoption of the new standard had a material impact to the Consolidated Balance Sheets due to the capitalization of right-of-use assets and lease liabilities associated with the current operating leases in which the Company is the lessee. The adoption of the new standard resulted in the recording of additional lease assets and lease liabilities (net of prior period reported capital leases) of $280.0 million and $291.0 million at the date of adoption, respectively. The adoption of the new standard had a material impact on the Consolidated Statements of Changes in Shareholders’ Equity due to the recognition of a deferred gain on a sale-leaseback transaction completed in March 2018 and the recognition of a previously unrecognized portion of an impairment to a right-of-use asset at the date of adoption. There was also a $4.1 million deferred tax benefit in the Consolidated Statements of Changes in Shareholders’ Equity as a result of the adoption. The adoption of the new standard did not have a material impact on the Consolidated Statements of Operations nor the Consolidated Statements of Cash Flows.
The cumulative effect of the changes made to the Company’s Consolidated Balance Sheets as of December 31, 2018 for the adoption of ASC 842 was as follows:

	December 30, 2018 (as reported)	ASC 842 Adjustments	December 31, 2018 (as adjusted)
Account:
Operating lease right of use asset, net	$—	$270,170	$270,170
Property and equipment, net	227,102	10,085	237,187
Other intangible assets, net	920,265	(7,305)	912,960
Current portion of long-term debt	38,126	1,168	39,294
Current operating lease liabilities	—	24,088	24,088
Accrued liabilities	82,281	(2,967)	79,314
Noncurrent operating lease liabilities	—	258,152	258,152
Long-term debt, less current portion	592,684	7,152	599,836
Other long-term obligations and deferred credits	76,576	(54,378)	22,198
Deferred income taxes, net	128,360	8,257	136,617
Noncontrolling interest	131,265	1,711	132,976
Retained (deficit) earnings	$(67,609)	$29,767	$(37,842)
Upon the adoption of the new standard on December 31, 2018, the Company elected the package of practical expedients provided under the guidance. The practical expedient package applies to leases commenced prior to the adoption of the new standard and permits companies not to reassess whether existing or expired contracts are or contain a lease, the lease classification and any initial direct costs for any existing leases. The Company has elected to not separate the lease and non-lease components within the contract. Therefore, all fixed payments associated with the lease are included in the right-of-use asset and the lease liability. These costs often relate to the payments for a proportionate share of real estate taxes, insurance, common area maintenance and other operating costs in addition to a base rent. Any variable payments related to the lease are recorded as lease expense when and as incurred. The Company has elected this practical expedient for its real estate, vehicles and equipment leases. The Company did not elect the hindsight practical expedient. The Company has elected the short-term lease expedient. A short-term lease is a lease that, as of the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For such leases, the Company will not apply the recognition requirements of Topic 842 and instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Additionally, the Company elected the practical expedient under ASU 2018-01, which allows an entity to not reassess whether any existing land easements are or contain leases.
Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which the Company ceases use of the leased property. The fair values of these liabilities were estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. The provision for lease termination costs also includes adjustments to liabilities recorded in prior periods arising from changes in estimated sublease rentals and from settlements with landlords.

Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. For each reporting unit, the Company assesses goodwill for impairment annually at the beginning of the fourth quarter or more frequently when impairment indicators are present. If the carrying value of the reporting unit exceeds its fair value, the Company recognizes an impairment charge for the difference up to the carrying value of the allocated goodwill. The value is estimated under a discounted cash flow approach, which incorporates assumptions regarding future growth rates, terminal values and discount rates. For the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, there were no goodwill impairment charges.
Other intangible assets primarily represent the trade names for the Company’s brands, franchise agreements (domestic and international), reacquired franchise rights, and customer relationships. The trade names have been assigned an indefinite useful life and are reviewed annually for impairment. All other intangible assets are amortized on a straight-line basis over their estimated useful lives. Definite-lived intangible assets are assessed for impairment whenever triggering events or indicators of potential impairment occur. The Company did not have any impairment charges of other intangible assets during any of the periods presented.
Accrued Liabilities
Accrued liabilities include accrued compensation, accrued legal fees, accrued utilities, accrued marketing and other accrued liabilities. As of January 2, 2022 and January 3, 2021, accrued compensation and benefits included in the Accrued liabilities balance was $41.0 million and $34.1 million, respectively.
Supply Chain Financing Program
The Company has undertaken broad efforts to improve its working capital, in part by negotiating longer payment terms with vendors. The Company has an agreement with a third-party administrator which allows participating vendors to track payments from the Company, and if voluntarily elected by the vendor, to sell payment obligations from the Company to financial institutions (the “Supply Chain Financing Program” or the “SCF Program”). The Company’s typical payment terms for trade payables range up to 180 days outside of the SCF Program, depending on the type of vendors and the nature of the supplies or services. For vendors under the SCF Program, the Company has established payable terms ranging up to, but not exceeding, 360 days. When participating vendors elect to sell one or more of the Company’s payment obligations, the rights and obligations of the Company to settle its payables on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor’s decision to enter into these agreements and the financial institutions do not provide incentives such as rebates or profit sharing to the Company under the SCF Program. The Company and vendors agree on commercial terms for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry. The Company’s obligations to its vendors, including amounts due, are not impacted by the SCF Program and thus remain classified as trade payables.
Cards Program
The Company utilizes various purchase cards issued by financial institutions to facilitate purchases of goods and services. By using the cards, the Company receives rebates and differing levels of discounts based on timing of repayment. The payment obligations under these purchased cards are classified as Structured payables on the Consolidated Balance Sheets and constitute the entire Structured payables balance. The associated cash flows are included in the financing section of the Consolidated Statements of Cash Flows.
Share-based Compensation
The Company measures and recognizes compensation expense for share-based payment awards based on the fair value of each award at its grant date and recognizes expense over the related service period on a straight-line basis for each tranche of awards. The Company accounts for forfeitures of share-based compensation awards as they occur. Compensation expense is included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
Fair Value
The accounting standards for fair value measurements define fair value as the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The accounting standards for fair value measurements establish a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
•Level 1: Quoted prices in active markets that are accessible as of the measurement date for identical assets or liabilities.
•Level 2: Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value measurement of the assets or liabilities. These include certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
The Company’s financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable and accrued liabilities and are reflected in the Consolidated Financial Statements at cost which approximates fair value for these items due to their short-term nature. Management believes the fair value determination of these short-term financial instruments is a Level 1 measure. The Company’s other assets and liabilities measured at fair value on a non-recurring basis include long-lived assets, lease right-of-use assets, goodwill, and other indefinite-live intangible assets, if determined to be impaired. Refer to the Property and Equipment, net policy section in Note 1, Description of Business and Summary of Significant Accounting Policies, to the audited Consolidated Financial Statements, for information about impairment charges on long-lived assets. The fair values of assets evaluated for impairment were determined using an income-based approach and are classified as Level 3 measures within the fair value hierarchy.
Derivative Financial Instruments
Management reflects derivative financial instruments, which typically consist of interest rate derivatives, foreign currency derivatives and fuel commodity derivatives in the Consolidated Balance Sheets at their fair value. For interest rate derivatives, changes in fair value are reflected in other comprehensive income as the Company applies cash flow hedge accounting. Consistent with the classification of interest paid, cash flows from interest rate derivatives are classified as operating on the Consolidated Statements of Cash Flows. The changes in the fair values of the foreign currency and fuel commodity derivatives are reflected in income as the Company does not apply hedge accounting to those derivatives.
Self-Insurance Risks and Receivables from Insurers
The Company is subject to workers’ compensation, vehicle, and general liability claims. The Company is self-insured for the cost of workers’ compensation, vehicle, and general liability claims up to the amount of stop-loss insurance coverage purchased by the Company from commercial insurance carriers. The Company maintains accruals for the estimated cost of claims, without regard to the effects of stop-loss coverage, using actuarial methods which evaluate known open and incurred but not reported claims and consider historical loss development experience. As of January 2, 2022 and January 3, 2021, the Company had approximately $14.7 million and $14.4 million, respectively, reserved for such programs. The liability recorded for assessments has not been discounted. In addition, the Company records receivables from the insurance carriers for claims amounts estimated to be recovered under the stop-loss insurance policies when these amounts are estimable and probable of collection. The Company estimates such stop-loss receivables using the same actuarial methods used to establish the related claims accruals and considering the amount of risk transferred to the carriers under the stop-loss policies. The stop-loss policies provide coverage for claims in excess of retained self-insurance risks, which are determined on a claim-by-claim basis. Inclusive of the receivables from the stop-loss insurance policies, the Company’s limited liability balance was $7.5 million and $7.7 million as of January 2, 2022 and January 3, 2021, respectively.
Preferred Stock
The Company has 50,000,000 shares of authorized preferred stock with $0.01 par value per share. There were no shares of preferred stock issued nor outstanding as of January 2, 2022 and January 3, 2021.
Earnings (Loss) per Share (EPS)
The Company discloses two calculations of earnings (loss) per share (“EPS”): basic EPS and diluted EPS. The numerator in calculating common stock basic and diluted EPS is net income (loss) attributable to the Company. The denominator in calculating common stock basic EPS is the weighted average shares outstanding. The denominator in calculating common stock diluted EPS includes the additional dilutive effect of unvested restricted stock units (“RSUs”) and time-vested stock options when the effect is not antidilutive. Refer to Note 17, Net Loss per Share, to the audited Consolidated Financial Statements for further discussion.
Reclassifications
On the Consolidated Statements of Operations, Marketing expenses have been reclassified (formerly presented within Selling, general and administrative expense) to be consistent with the current year presentation. This reclassification does not have a significant impact on the reported financial position and does not impact the results of operations or cash flows.
On the Consolidated Balance Sheets, Taxes receivable have been reclassified (formerly presented within Accounts receivable, net) to be consistent with current year presentation. This reclassification does not have a significant impact on the reported financial position and does not impact the results of operations or cash flows.
Recent Accounting Pronouncements
Recently Adopted
Accounting Standards Adopted at the Beginning of Fiscal Year 2021
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions in Topic 740 and clarifying and amending existing guidance. It is effective for annual and interim periods beginning after December 15, 2020, and interim periods within those fiscal years. There are several adoption methods for different amendments in this ASU, including retrospective method for amendments related to separate financial statements of legal entities that are not subject to tax, modified retrospective method for amendments related to changes in ownership of foreign equity method investments or subsidiaries, either retrospective or modified retrospective method for amendments related to franchise taxes that are partially based on income and prospective method for all other amendments. The adoption of this standard did not materially impact the financial statements presented herein.
Accounting Standards Adopted at the Beginning of Fiscal Year 2020
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU enables financial statement users to obtain more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity as of each reporting date. This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. It is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of this standards did not materially impact the financial statements presented herein.
Accounting Standards Adopted at the Beginning of Fiscal Year 2019
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance permits entities to reclassify the stranded income tax effects resulting from the Tax Cuts and Jobs Act, enacted in December 2017, (“Tax Act”) from accumulated other comprehensive income to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The guidance may be applied in the period of adoption or retrospectively to each period in which the effect of the change related to the Tax Act was recognized. The adoption of this standard did not have a material impact on the Company’s financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the measurement of goodwill by eliminating the requirement to calculate the implied fair value of goodwill (step 2 of the current impairment test) to measure the goodwill impairment charge. Instead, entities will record impairment charges based on the excess of a reporting unit’s carrying amount over its fair value. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The adoption of this standard did not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing lease guidance under current GAAP. ASU 2016-02 is based on the principle that entities should recognize assets and liabilities arising from leases. Under the new standard, a lessee will recognize on its balance sheet a lease liability and a right-of-use (“ROU”) asset for all leases, including operating leases, with a term greater than 12 months. The new standard will also distinguish leases as either finance leases or operating leases. This distinction will affect how leases are measured and presented in the income statement and statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. Upon adoption, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Refer to the Leases policy section in Note 1, Description of Business and Summary of Significant Accounting Policies, to the audited Consolidated Financial Statements for more information about the Company’s adoption of this standard.
Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. It is effective for all entities as of March 12, 2020 through December 31, 2022. A company may elect to apply the amendments for contract modifications by as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company is currently evaluating the effect of the new guidance on its Consolidated Financial Statements and related disclosures.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which prescribes the measurement of acquired contract assets and contract liabilities arising from revenue contracts with customers recognized in a business combination. It is effective for public business entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect of the new guidance on its Consolidated Financial Statements and related disclosures.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires certain disclosures to be made when an entity receives government assistance, including the types of assistance, an entity’s accounting for the assistance, and the effect of the assistance on an entity’s financial statements. It is effective for all entities for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendments is permitted. The Company is currently evaluating the effect of the new guidance on its annual disclosures.
There are other new accounting pronouncements issued by the FASB that the Company has adopted or will adopt, as applicable, and the Company does not believe any of these accounting pronouncements have had, or will have, a material impact on its Consolidated Financial Statements or disclosures.
Note 2 — Acquisitions
The Company strategically acquires companies in order to increase its footprint and sell products that diversify its existing offerings. These acquisitions are accounted for as business combinations using the acquisition method, whereby the purchase price is allocated to the assets acquired and liabilities assumed, based on their estimated fair values as of the date of the acquisition.
Transaction-related expenses as a result of these acquisitions, which exclude costs incurred to integrate the acquired entities, were recorded within Operating income in the Statements of Operations (primarily Selling, general and administrative expenses) during the fiscal year such costs were incurred.
Goodwill recognized for these acquisitions represents the intangible assets that do not qualify for separate recognition and primarily includes the acquired customer base, the acquired workforce including shop partners in the region that have strong relationships with these customers and the existing geographic shop and Ecommerce presence.

2021 Acquisitions
Acquisition of KK Canada
On October 4, 2021, the Company acquired a 60% controlling ownership interest in ten franchise shops in Canada, KK Canada, for total consideration of approximately $14.7 million, consisting of approximately $14.4 million in cash and approximately $0.3 million related to settlement of pre-existing relationships.
The settlement of pre-existing relationships included in the purchase consideration includes the disposal of the franchise intangible asset related to the franchisee recorded at time of the acquisition of Krispy Kreme by JAB (“the JAB Merger”). The cumulative net book value of the franchise intangible asset was $0.3 million at the acquisition date. The Company accounted for the transaction as a business combination.
Other intangible assets consist of reacquired franchise rights with an estimated useful life equal to the weighted average remaining franchise agreement term. A total of $0.1 million of goodwill and reacquired franchise rights are expected to be deductible as goodwill for income tax purposes.
The fair value of the 40% noncontrolling interest in KK Canada was estimated to be $9.8 million. The fair value estimate was based on a total value of the equity in KK Canada derived from the consideration paid by the Company for its equity interests.
Acquisition of Other Krispy Kreme Shops in 2021
In the first quarter of fiscal 2021, the Company acquired the business and operating assets of two franchisees, collectively consisting of 17 Krispy Kreme shops in the U.S. The Company paid total consideration of $38.1 million, consisting of $33.9 million of cash, $0.9 million of consideration payable to the sellers within 12 months of the respective acquisition dates, and $3.3 million settlement of amounts related to pre-existing relationships, to acquire substantially all of the shops’ assets. Consideration payable of $0.9 million was withheld to cover indemnification claims that could arise after closing. Absent any claims, these amounts are payable within 12 months of the respective acquisition dates.
The settlement of pre-existing relationships included in the purchase consideration includes the write-off of accounts and notes receivable, net of deferred revenue, of $0.6 million. It also includes the disposal of the franchise intangible asset related to the two franchisees recorded at time of the JAB Merger. The cumulative net book value of the franchise intangible assets was $2.7 million at the acquisition dates. The Company accounted for the transactions as business combinations.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition for the acquisitions above.

	KK Canada	KK U.S. Shops	Total Purchase Price Allocation for Acquisitions
Assets acquired:
Cash and cash equivalents	$2,015	$40	$2,055
Prepaid expense and other current assets	301	474	775
Property and equipment, net	2,365	3,829	6,194
Other intangible assets, net	6,873	23,906	30,779
Operating lease right of use asset, net	2,894	19,292	22,186
Other assets	103	897	1,000
Total identified assets acquired	14,551	48,438	62,989
Liabilities assumed:
Accounts payable	(1,639)	—	(1,639)
Accrued liabilities	(489)	(334)	(823)
Current operating lease liabilities	(554)	(2,093)	(2,647)
Noncurrent operating lease liabilities	(2,327)	(17,199)	(19,526)
Deferred income taxes, net	(2,021)	—	(2,021)
Total liabilities assumed	(7,030)	(19,626)	(26,656)
Goodwill	17,036	9,254	26,290
Noncontrolling interest	(9,822)	—	(9,822)
Purchase consideration, net	$14,735	$38,066	$52,801
Transaction costs in 2021	$2,502	$1,251	$3,753
Transaction costs in 2020	24	184	208
Reportable segment	U.S. and Canada	U.S. and Canada
During the measurement period, the Company will continue to obtain information to assist in determining the fair value of net assets acquired, which may differ materially from these preliminary estimates. Measurement period adjustments, if applicable, will be applied in the reporting period in which the adjustment amounts are determined.
The results of operations of the aforementioned acquired shops were consolidated by the Company from the date of acquisition and include $44.1 million of total revenue and $4.3 million of net income attributable to the Company for fiscal year 2021. The amounts do not reflect adjustments for franchise royalties and related expenses that the Company could have generated as revenue and expenses from the acquired franchisees during the fiscal year had the transaction not been completed.
2020 Acquisitions
Acquisition of KK Japan
On December 8, 2020, the Company acquired all equity interests in Krispy Kreme Doughnut Japan Co., Ltd. (“KK Japan”). KK Japan holds the franchise and development rights of the Krispy Kreme brand for the territory of Japan. At the time of acquisition, KK Japan manufactured and distributed doughnuts through 44 shops and through wholesale channels.
Acquisition-date fair value of consideration transferred was $3.8 million, consisting of settlement of pre-existing relationships, including the write-off of deferred revenue of ($0.1 million) and the disposal of the franchise intangible asset related to the KK Japan franchisee recorded by the Company in connection with the JAB Merger. The net book value of the franchise intangible asset was $3.9 million as of the date of the acquisition of KK Japan.
The Company calculated an excess of estimated fair values of net assets acquired over the acquisition consideration paid, resulting in a bargain purchase gain of $0.7 million. The bargain purchase gain, which is primarily the result of favorable purchase terms due to KK Japan’s historical net losses from operations, was recorded within Other income in the Statements of Operations for the fiscal year 2020.

Acquisition of Other Krispy Kreme Shops in 2020
In 2020, the Company acquired the business and operating assets of an additional eight franchisees, collectively consisting of 51 Krispy Kreme shops in the U.S. The Company paid total consideration of $89.9 million, consisting of $80.4 million cash and $9.5 million settlement of amounts related to pre-existing relationships, to acquire substantially all of the shops’ assets. The settlement of pre-existing relationships included in the purchase consideration includes the write-off of accounts and notes receivable, net of deferred revenue, of $2.6 million. It also includes the disposal of the franchise intangible asset related to the eight franchisees recorded by the Company at the time of the JAB Merger. The net book value of the franchise intangible asset was a cumulative $6.9 million as of the dates of acquisition of the franchisees.
Within the measurement period, there was an adjustment to goodwill of $0.1 million related to an adjustment to other assets.
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition for the 2020 acquisitions as well as the acquired businesses’ impact on consolidated results in the year of acquisition.

	KK Japan	KK U.S. Shops	Total Purchase Price Allocation for Acquisitions
Assets acquired:
Cash and cash equivalents	$5,340	$112	$5,452
Accounts receivable, net	3,322	—	3,322
Inventories	354	779	1,133
Prepaid expense and other current assets	469	23	492
Property and equipment, net	1,029	16,585	17,614
Other intangible assets, net	—	48,011	48,011
Operating lease right of use asset, net	12,260	38,096	50,356
Other assets	3,975	3,699	7,674
Total identified assets acquired	26,749	107,305	134,054
Liabilities assumed:
Accounts payable	(2,522)	—	(2,522)
Accrued liabilities	(3,049)	(1,656)	(4,705)
Current operating lease liabilities	(4,430)	(2,968)	(7,398)
Noncurrent operating lease liabilities	(7,861)	(35,128)	(42,989)
Deferred income taxes, net	(1,966)	—	(1,966)
Other long-term obligations and deferred credits	(2,468)	—	(2,468)
Total liabilities assumed	(22,296)	(39,752)	(62,048)
Goodwill	—	22,411	22,411
Bargain purchase gain	(688)	—	(688)
Purchase consideration, net	$3,765	$89,964	$93,729
Transaction costs in 2020 (approx.)	$3,192	$4,636	$7,828
Reportable segment(s)	Market Development	U.S. and Canada
The results of operations of the aforementioned acquired shops were consolidated by the Company from the date of acquisition and include $38.5 million of total revenue and $0.3 million of net income attributable to the Company for fiscal year 2020. The amounts do not reflect adjustments for franchise royalties and related expenses that the Company could have generated as revenue and expenses from the acquired franchisees during the fiscal year had the transaction not been completed.
2019 Acquisitions
Acquisition of KK Mexico
On November 19, 2019, the Company acquired all equity interests in KK Mexico. KK Mexico holds the franchise and development rights of the Krispy Kreme brand for the territory of Mexico. At the time of acquisition, KK Mexico manufactured and distributed doughnuts through 231 shops and through wholesale channels. Acquisition-date fair value of consideration transferred was $76.8 million, consisting of cash of $70.4 million, fair value of contingent consideration of $14.0 million and settlement of pre-existing relationships (net of debt pushed down) of ($7.6 million).
The purchase agreement for KK Mexico included potential earnout payments of up to $12.5 million based on EBITDA results for the fiscal year 2019 and up to $12.5 million for revenue results for the fiscal year 2020. The Company included the fair value of these contingent payments in the purchase consideration. Based on the EBITDA results for fiscal year 2019, the Company paid the full $12.5 million of contingent consideration related to the fiscal year 2019, which was included as a cash outflow from investing activities in the Company’s Consolidated Statements of Cash Flows for the fiscal year 2019. Based on the revenue results for the fiscal year 2020, the Company made no earnout payment related to this fiscal year and recognized a gain of $1.5 million in its Consolidated Statements of Operations for the fiscal year 2020.
The settlement of pre-existing relationships included in the purchase consideration includes the write-off of deferred revenue of ($0.5 million) and the establishment of push-down debt of ($10.7 million). It also includes the disposal of the franchise intangible asset related to the KK Mexico franchisee recorded by the Company at the time of the JAB Merger. The net book value of the franchise intangible asset was $3.6 million as of the date of the acquisition of KK Mexico.
Other intangible assets consist of reacquired franchise rights with an estimated useful life equal to the weighted average remaining franchise agreement term. None of the goodwill nor the reacquired franchise rights are deductible as goodwill for income tax purposes.
Within the measurement period, there were cumulative adjustments to goodwill of $1.2 million related to valuation adjustments on accounts receivable, property and equipment, operating lease right of use assets, other assets, accounts payable and deferred income taxes, net.
Acquisition of WKS Krispy Kreme
On November 18, 2019, the Company entered into a joint venture with W.K.S. Holdings Corporation (“WKS Holdings”) whereby the Company holds a 55% membership interest in WKS Krispy Kreme and WKS Holdings holds the remaining 45% membership interest. The Company paid total consideration of $19.6 million to acquire the interest in the joint venture, consisting of cash of $46.2 million, fair value of contingent consideration of $0.5 million and settlement of pre-existing relationships (net of debt pushed down) of ($27.1 million). WKS Holdings, a Krispy Kreme franchisee formerly operating under the name Hot Glaze Enchantment, contributed the assets of 30 Krispy Kreme shops in various states in the western U.S. to the joint venture.
The contingent consideration arrangement required the Company to pay Hot Glaze Enchantment based on the fluctuation in fair value of rental payments associated with a Krispy Kreme shop in Layton, UT whereupon lease renegotiation was ongoing as of the acquisition date. The payment was to be on or before the earlier of (a.) April 30, 2021 or (b.) within 30 days following execution of the new lease agreement. Based on the results of the lease renegotiation a payment of $0.5 million was made to Hot Glaze Enchantment in 2020 to settle the contingent consideration liability. The Company has not recognized any expense associated with this contingent consideration in its Consolidated Statements of Operations for the fiscal year 2020.
The settlement of pre-existing relationships included in the purchase consideration includes the write-off of accounts and notes receivable, net of deferred revenue, of ($0.1 million) and the establishment of push-down debt of ($33.0 million). It also includes the disposal of the franchise intangible asset related to the Westward Dough, LLC (which contributed six shops into the WKS Krispy Kreme joint venture) and Hot Glaze Enchantment franchisees recorded by the Company at the time of the JAB Merger. The net book value of the franchise intangible asset was $6.0 million as of the date of acquisition of WKS Krispy Kreme.
Other intangible assets consist of reacquired franchise rights with an estimated useful life equal to the weighted average remaining franchise agreement term. A total of $49.2 million of goodwill and reacquired franchise rights are expected to be deductible as goodwill for U.S. income tax purposes.
The fair value of the 45% noncontrolling interest in WKS Krispy Kreme was estimated to be $16.0 million. The fair value estimate was based on a total value of the equity in WKS Krispy Kreme derived from the consideration paid by the Company for its equity interests.

Within the measurement period, there were cumulative adjustments to goodwill of $1.1 million related to valuation adjustments on property and equipment, other intangible assets and accounts payable.
Acquisition of Other Krispy Kreme Shops in 2019
In 2019, the Company acquired the business and operating assets of an additional three franchisees, collectively consisting of 22 Krispy Kreme shops in the U.S. The Company paid total consideration of $26.6 million, consisting of $23.2 million cash and $3.4 million settlement of amounts related to pre-existing relationships, to acquire substantially all of the shops’ assets. The settlement of pre-existing relationships included in the purchase consideration includes the write-off of accounts and notes receivable, net of deferred revenue, of $0.2 million. It also includes the disposal of the franchise intangible asset related to the three franchisees recorded by the Company as of the time of the JAB Merger. The net book value of the franchise intangible asset was a cumulative $3.2 million at the dates of acquisition of the franchisees.
Within the measurement period, there was an adjustment to goodwill of $0.1 million related to an adjustment to accrued liabilities.
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition for the 2019 acquisitions as well as the acquired businesses’ impact on consolidated results in the year of acquisition. This table incorporates certain measurement period adjustments during the fiscal year 2019.

	KK Mexico	WKS Krispy Kreme	Other KK U.S. Shops	Total Purchase Price Allocation for Acquisitions
Assets acquired:
Cash and cash equivalents	$856	$2,356	$44	$3,256
Marketable securities	1	19	—	20
Accounts receivable, net	4,242	115	334	4,691
Inventories	1,470	566	171	2,207
Prepaid expense and other current assets	412	237	83	732
Property and equipment, net	14,383	19,213	5,758	39,354
Other intangible assets, net	52,779	26,400	16,049	95,228
Operating lease right of use asset, net	6,723	42,208	11,397	60,328
Other assets	1,649	51	559	2,259
Total identified assets acquired	82,515	91,165	34,395	208,075
Liabilities assumed:
Accounts payable	(6,002)	(1,702)	(565)	(8,269)
Accrued liabilities	(5,564)	(6,370)	(2,167)	(14,101)
Notes payable	(10,706)	(33,000)	—	(43,706)
Noncurrent operating lease liabilities	(2,846)	(38,121)	(9,726)	(50,693)
Deferred income taxes, net	(16,576)	—	—	(16,576)
Other long-term obligations and deferred credits	(271)	—	(950)	(1,221)
Total liabilities assumed	(41,965)	(79,193)	(13,408)	(134,566)
Goodwill	36,223	23,606	5,625	65,454
Noncontrolling interest	—	(16,010)	—	(16,010)
Purchase consideration, net	$76,773	$19,568	$26,612	$122,953
Transaction costs in 2020 (approx.)	$1,734	$540	$114	$2,388
Transaction costs in 2019 (approx.)	7,447	3,053	2,336	12,836
Reportable segment(s)	International	U.S. and Canada	U.S. and Canada
The results of operations of the aforementioned acquired shops were consolidated by the Company from the date of acquisition and include $31.7 million of total revenue and $3.7 million of net income attributable to the Company for fiscal year 2019. The amounts do not reflect adjustments for franchise royalties and related expenses that the Company could have generated as revenue and expenses from the acquired franchisees during the fiscal year had the transaction not been completed.

Supplemental unaudited pro forma information
The following unaudited pro forma information presents estimated combined results of the Company as if the 2021 acquisitions had occurred on December 30, 2019, the 2020 acquisitions had occurred on December 31, 2018 and the 2019 acquisitions had occurred on January 1, 2018:

	Fiscal Years Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Revenue	$1,384,391	$1,151,041	$1,083,747
Loss before income taxes	(4,098)	(48,788)	(5,989)
The amounts in the supplemental pro forma earnings for the fiscal years presented above reflect adjustments for transaction costs, franchise royalties and related expenses, and amortization that would have been charged assuming the same fair value adjustments to acquired intangibles. The acquisitions of KK Canada and “Other Krispy Kreme Shops” are not material to the Company’s financial statements, and therefore, the supplemental pro forma financial information related to these acquisitions is not included herein. These supplemental pro forma results are unaudited and are not necessarily indicative of results of operations that would have occurred had the acquisitions actually closed in the prior period. The pro forma results are also not indicative of results of operations for any future period.
Note 3 — Accounts Receivable, net
The components of Accounts receivable, net are as follows:

	January 2, 2022	January 3, 2021
Trade receivables, net	$41,132	$39,624
Other receivables, net	5,936	5,958
Receivables from related parties, net	423	416
Total accounts receivable, net	$47,491	$45,998
Receivables from related parties, net represents receivables from equity method investees. Refer to Note 15, Related Party Transactions, to the audited Consolidated Financial Statements for further information.
Note 4 — Inventories
The components of Inventories are as follows:

	January 2, 2022	January 3, 2021
Raw materials	$15,278	$16,263
Work in progress	700	871
Finished goods and purchased merchandise	18,873	21,385
Total inventories	$34,851	$38,519

Note 5 — Property and Equipment, net
Property and equipment, net consist of the following:

	January 2, 2022	January 3, 2021
Land	$12,931	$13,187
Buildings	146,923	141,853
Leasehold improvements	195,129	158,145
Machinery and equipment	243,673	217,566
Computer software	43,985	34,580
Construction and projects in progress	60,940	43,769
Property and equipment, gross	703,581	609,100
Less: Accumulated depreciation	(264,663)	(213,845)
Total property and equipment, net	$438,918	$395,255
Computer software includes $4.7 million and $4.2 million of costs to develop, code, test and license software under hosting arrangements as of January 2, 2022 and January 3, 2021, respectively. Software under hosting arrangements consists primarily of solutions that empower the Company’s consumer-facing website and mobile application. Total depreciation expense was $68.6 million, $51.5 million and $40.0 million in the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.
Note 6 — Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reportable segment are as follows:

	U.S. and Canada	International	Market Development	Total
Balance as of December 29, 2019	$572,786	$277,565	$199,324	$1,049,675
Acquisitions	68,683	—	(46,354)	22,329
Measurement period adjustments related to fiscal year 2019 acquisitions	1,235	1,190	—	2,425
Foreign currency impact	—	12,117	—	12,117
Balance as of January 3, 2021	642,704	290,872	152,970	1,086,546
Acquisitions	45,328	—	(19,038)	26,290
Measurement period adjustments related to fiscal year 2020 acquisitions	82	—	—	82
Foreign currency impact	(66)	(7,530)	—	(7,596)
Balance as of January 2, 2022	$688,048	$283,342	$133,932	$1,105,322
Acquisitions of franchises result in a reclassification of goodwill between segments.

Other Intangible Assets
Other intangible assets consist of the following:

	January 2, 2022			January 3, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible assets with indefinite lives
Trade name	$657,900	$—	$657,900	$657,900	$—	$657,900
Intangible assets with definite lives
Franchise agreements	32,545	(8,369)	24,176	36,254	(7,519)	28,735
Customer relationships	15,000	(4,684)	10,316	15,000	(3,819)	11,181
Reacquired franchise rights	384,305	(84,177)	300,128	358,095	(59,432)	298,663
Website development costs	6,500	(6,500)	—	6,500	(4,965)	1,535
Total intangible assets with definite lives	438,350	(103,730)	334,620	415,849	(75,735)	340,114
Total intangible assets	$1,096,250	$(103,730)	$992,520	$1,073,749	$(75,735)	$998,014
Amortization expense related to intangible assets included in Depreciation and amortization expense was $29.8 million, $26.3 million and $21.3 million for the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019, respectively.
Estimated future amortization expense as of January 2, 2022 is as follows:

Fiscal year	Estimated amortization expense
2022	$28,726
2023	28,726
2024	28,892
2025	28,726
2026	28,566
Thereafter	190,984
Total	$334,620
The aforementioned estimates do not reflect the impact of future foreign exchange rate changes.

Note 7 — Long-Term Debt
The Company’s long-term debt obligations consists of the following:

	Fiscal Years Ended
	January 2, 2022	January 3, 2021
2019 Facility - term loan	$621,250	$656,250
2019 Facility - revolving credit facility	75,000	150,000
Less: Debt issuance costs	(3,833)	(5,419)
Financing obligations	24,473	26,224
Total long-term debt	716,890	827,055
Less: Current portion of long-term debt	(36,583)	(41,245)
Long-term debt, less current portion	680,307	785,810
Related party notes payable (excluding accrued interest)	—	337,148
Total debt and related party notes payable	$680,307	$1,122,958
2016 & 2019 Secured Credit Facilities
The Company entered into a $500.0 million senior secured credit facility (the “prior facility”) that provided for a term loan with a principal amount of $350.0 million and a $150.0 million senior secured revolving credit facility, which had the following amendments: (1) add $65.0 million in borrowings on the term loan and $15.0 million in borrowing capacity on the revolving credit facility; (2) add $125.0 million in borrowings on the term loan; and (3) add $50.0 million in borrowings on the term loan.
In June 2019, the Company refinanced its prior facility. This resulted in the repayment of the outstanding term loan and revolving credit facility. The Company incurred a $1.6 million loss on extinguishment, related primarily to the write-off of debt issuance costs as part of the refinancing of the prior facility, included in Interest expense, net in the Consolidated Statements of Operations. Upon completion of this extinguishment, the Company entered into a $1.0 billion senior secured credit facility that provided for a term loan with a principal amount of $700.0 million and a $300.0 million senior secured revolving credit facility (collectively, the “2019 Facility”). The 2019 Facility is secured by a first priority lien on substantially all of the Company’s personal property assets, certain real properties and all of the Company’s domestic wholly-owned subsidiaries. The Company capitalized $10.9 million of debt issuance costs related to the 2019 Facility, $8.0 million of which is related to the term loan and $2.9 million related to the revolving credit facility.
In July 2021, the Company amended the 2019 Facility to allow for financial reporting at the KKI legal entity level and to allow for KKI to be guarantor of the obligations of its subsidiary Krispy Kreme Doughnuts, Inc. under the 2019 Facility.
After consideration of outstanding borrowings and letters of credit secured by the 2019 Facility, the Company had $225.0 million and $150.0 million of available borrowing capacity under the revolving credit facility as of January 2, 2022 and January 3, 2021, respectively.
The 2019 Facility provides for quarterly scheduled principal payments on the term loan and repayment of all outstanding balances on the term loan and revolving credit facility at maturity, June 13, 2024. Further, the Company may be required to prepay additional amounts annually upon the occurrence of a prepayment event as defined in the 2019 Facility. Because the amounts of any such future repayments are not currently determinable, they are excluded from the long-term debt maturities schedule below.
Interest on borrowings under the 2019 Facility is payable either at the London Interbank Offered Rate (“LIBOR”) rounded up to the next 1/16% of 1% or the Alternate Base Rate (which is the greatest of the prime rate, the Federal Funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%), in each case plus the Applicable Rate. The Applicable Rate for LIBOR loans ranges from 1.75% to 2.25%, and for Base Rate loans ranges from 0.75% to 1.25%, in each case depending on the Company’s leverage ratio. All borrowings outstanding under the 2019 Facility as of January 2, 2022 and January 3, 2021 were LIBOR loans. The Applicable Rate was 2.00% and 2.00% for the fiscal years ended January 2, 2022 and January 3, 2021, respectively, and the LIBOR rate was 0.13% and 0.19% for the fiscal years ended January 2, 2022 and January 3, 2021, respectively, under the 2019 Facility. As of January 2, 2022 and January 3, 2021, $505.0 million out of the $621.3 million term loan balance and $505.0 million out of the $656.3 million term loan balance, respectively, was hedged. The effective interest rate on the term loan was approximately 3.74% and 3.67% for the fiscal years ended January 2, 2022 and January 3, 2021, respectively. Refer to

Note 10, Derivative Instruments, to the audited Consolidated Financial Statements for further discussion of the interest rate swap arrangements.
The 2019 Facility allows the Company to obtain letters of credit without applying those amounts against the usage of the senior secured revolving credit facility. The Company is required to pay a fee equal to the Applicable Rate for LIBOR-based loans on the outstanding amount of letters of credit plus a fronting fee to the issuing bank. Commitment fees on the unused portion of the senior secured revolving credit facility range from 0.25% to 0.375%, based on the Company’s leverage ratio. At January 2, 2022, January 3, 2021 and December 29, 2019, the fee on the unused portion of the senior secured revolving credit facility was 0.25%, 0.25% and 0.25%, respectively, included in Interest expense in the Consolidated Statements of Operations.
Restrictions and Covenants
The 2019 Facility requires the Company to meet a maximum leverage ratio financial test. The leverage ratio was required to be not greater than 6.00 to 1.00 initially, reducing in steps throughout the term of the 2019 Facility ultimately to 5.00 to 1.00. The leverage ratio under the 2019 Facility was required to be below 5.50 to 1.00 as of January 2, 2022, and January 3, 2021 and is calculated using Net Debt and Adjusted EBITDA as defined in the 2019 Facility.
The 2019 Facility also contains covenants which, among other things, generally limit (with certain exceptions): mergers, amalgamations or consolidations; the incurrence of additional indebtedness (including guarantees); the incurrence of additional liens; the sale, assignment, lease, conveyance or transfer of assets; certain investments; dividends and stock redemptions or repurchases in excess of certain amounts; transactions with affiliates; engaging in materially different lines of business; and other activities customarily restricted in such agreements. The 2019 Facility also prohibits the transfer of cash or other assets to the parent company, whether by dividend, loan or otherwise, but provides for exceptions to enable the parent company to pay taxes, directors’ fees and operating expenses, as well as exceptions to permit dividends in respect of the Company’s common stock and stock redemptions and repurchases, to the extent permitted by the 2019 Facility. Substantially all of the net assets of the Company’s consolidated subsidiaries were restricted as of January 28, 2022. As of January 2, 2022 and January 3, 2021, the Company was in compliance with the financial and other covenants related to the 2019 Facility.
The 2019 Facility also contains customary events of default including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, non-loan party indebtedness in excess of $35.0 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $35.0 million and the occurrence of a change of control.
Borrowings and issuances of letters of credit under the 2019 Facility are subject to the satisfaction of usual and customary conditions, including the accuracy of representations and warranties and the absence of defaults.
The aggregate maturities of the 2019 Facility for each of the following five years by fiscal year are as follows:

Fiscal year	Principal Amount
2022	$35,000
2023	35,000
2024	626,250
2025	—
2026	—
Term Loan Facility
On June 10, 2021, the Company entered into the Term Loan Facility. On June 17, 2021, the Company borrowed $500.0 million under the Term Loan Facility. The borrowings under the Term Loan Facility bore an all-in interest rate of 2.68175%. As of January 2, 2022, there was no outstanding principal amount under the Term Loan Facility, as it was paid off in full and terminated on July 7, 2021, primarily using the net IPO proceeds with the difference being partially funded by a drawdown of $100.0 million on the 2019 Facility’s revolving credit facility. The Term Loan Facility would have matured on the earlier of (i) June 10, 2022 and (ii) within four business days following consummation of the IPO. The interest expense was $2.4 million for the fiscal year ended January 2, 2022, which included $1.7 million of debt issuance costs incurred and recognized as expenses.

Cash Payments of Interest
Interest paid, inclusive of debt issuance costs, totaled $44.3 million, $33.5 million and $40.1 million in the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.
Financing Obligations
The Company has long-term financing obligations primarily in the form of lease obligations (related to both Company-owned and franchised restaurants). Refer to Note 8, Leases, to the audited Consolidated Financial Statements for additional discussion of the financing obligations.

Note 8 — Leases
The Company has various lease agreements related to real estate, vehicles and equipment. Its operating leases include real estate (buildings and ground), vehicles and equipment. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments over the term. The operating lease right-of-use asset also includes accrued lease expense resulting from the straight-line accounting under prior accounting methods, which is now being amortized over the remaining life of the lease.
The Company is the lessee on a number of ground leases and multiple building leases, which were classified as operating leases under ASC 840. As the Company elected the package of practical expedients, the Company was not required to reassess the classification of these existing leases and as such, these leases continue to be accounted for as operating leases. In the event the Company modifies the existing leases or enters into new ground or building leases in the future, such leases may be classified as finance leases.
The Company’s finance leases relate primarily to vehicles and equipment. The lease payments are largely fixed in nature. The Company is generally obligated for the cost of property taxes, insurance and common area maintenance relating to its leases, which are variable in nature. The Company determines the variable payments based on invoiced amounts from lessors. The Company has elected to not apply the recognition requirements to leases of 12 months or less. These leases will be expensed on a straight-line basis, and no operating lease liability will be recorded.
The Company included the following amounts related to operating and finance lease assets and liabilities within the Consolidated Balance Sheets:

		As of
		January 2, 2022	January 3, 2021
Assets	Classification
Operating lease	Operating lease right of use asset, net	$435,168	$399,688
Finance lease	Property and equipment, net	19,298	23,556
Total leased assets		$454,466	$423,244

Liabilities
Current
Operating lease	Current operating lease liabilities	$50,359	$45,675
Finance lease	Current portion of long-term debt	1,583	6,245
Noncurrent
Operating lease	Noncurrent operating lease liabilities	415,208	376,099
Finance lease	Long-term debt, less current portion	22,890	19,979
Total leased liabilities		$490,040	$447,998
The Company has long-term contractual obligations primarily in the form of lease obligations related to Company-operated restaurants and franchised restaurants. Interest expense associated with the finance lease obligations is computed using the incremental borrowing rate at the time the lease is entered into and is based on the amount of the outstanding lease obligation.

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases were as follows:

	As of
	January 2, 2022	January 3, 2021
Weighted average remaining lease term:
Operating lease	11.6 years	11.1 years
Finance lease	13.8 years	12.0 years
Weighted average discount rate:
Operating lease	6.65%	6.94%
Finance lease	7.13%	7.13%
Lease costs were as follows:

		Fiscal Years Ended
		January 2, 2022	January 3, 2021	December 29, 2019
Lease cost	Classification
Operating lease cost	Selling, general and administrative expense	$2,481	$3,127	$2,816
Operating lease cost	Operating expenses	85,429	70,855	45,732
Short-term lease cost	Operating expenses	2,513	2,867	1,850
Variable lease costs	Operating expenses	16,414	9,195	13,161
Sublease income	Royalties and other revenues	(386)	(506)	(480)
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	$3,217	$2,587	$2,469
Interest on lease liabilities	Interest expense, net	2,002	2,040	1,915
Supplemental disclosures of cash flow information related to leases were as follows:

	Fiscal Years Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$91,967	$78,465	$59,227
Operating cash flows for finance leases	1,916	1,781	1,914
Financing cash flows for finance leases	4,901	3,694	1,290
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$95,284	$74,979	$135,163
Finance leases	2,328	7,500	5,062
A majority of the leases include options to extend the lease. If the Company is reasonably certain to exercise an option to extend a lease, the extension period is included as part of the right-of-use asset and the lease liability. Some of the leases include an option to early terminate the lease. Leases with an early termination option generally involve a termination payment. For the fiscal years ending January 2, 2022, January 3, 2021, and December 29, 2019 the Company recorded lease termination costs of $0.6 million, $4.4 million and $2.6 million, respectively. Correspondingly, the right-of-use assets were reduced by $0.6 million, $4.4 million and $2.6 million, respectively.
The Company’s leases do not contain restrictions or covenants that restrict the Company from incurring other financial obligations. The Company also does not provide any residual value guarantees for the leases or have any significant leases that have yet to be commenced.

At the inception of the contract, management determines if the contract is or contains a lease. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The incremental borrowing rate (“IBR”) reflects a fully secured rate based on the credit rating taking into consideration the repayment timing of the lease and any impacts due to the economic environment in which the lease operates. The estimate of the incremental borrowing rate reflects considerations such as market rates for the outstanding debt, interpolations of rates for leases with terms that differ from the outstanding debt, and market rates for debt of companies with similar credit ratings.
Future lease commitments to be paid by the Company as of January 2, 2022 were as follows:

Fiscal year	Operating Leases	Finance Leases
2022	$80,268	$3,275
2023	67,952	2,728
2024	63,907	2,588
2025	58,440	2,605
2026	56,505	2,824
Thereafter	395,510	25,846
Total lease payments	722,582	39,866
Less: interest	(257,015)	(15,393)
Present value of lease liabilities	$465,567	$24,473
In December 2021, the Company completed a sale-leaseback transaction whereby it disposed of the land at four real estate properties for proceeds of $11.1 million. The Company subsequently leased back the properties, which are accounted for as operating leases. The Company recognized a gain on sale of $8.7 million, which is included in Other (income)/expenses, net on the Consolidated Statement of Operations.
Note 9 — Fair Value Measurements
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of January 2, 2022 and January 3, 2021:

	January 2, 2022
	Level 1	Level 2	Level 3
Assets:
401(k) mirror plan assets	$111	$—	$—
Commodity derivatives	—	1,486	—
Total Assets	$111	$1,486	$—

Liabilities:
Foreign currency derivative	—	80	—
Interest rate derivative	—	14,667	—
Total Liabilities	$—	$14,747	$—

	January 3, 2021
	Level 1	Level 2	Level 3
Assets:
401(k) mirror plan assets	$237	$—	$—
Foreign currency derivative	—	131	—
Commodity derivatives	—	420	—
Total Assets	$237	$551	$—

Liabilities:
Interest rate derivative	—	32,813	—
Total Liabilities	$—	$32,813	$—
There were no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the fiscal years ended January 2, 2022 and January 3, 2021. The Company’s derivatives are valued using discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates.
Note 10 — Derivative Instruments
The Company is exposed to certain risks relating to its ongoing business operations. Management evaluates various strategies in managing its exposure to market-based risks, such as entering into transactions to manage its exposure to commodity price risk and floating interest rates. The Company does not hold or issue derivative instruments for trading purposes. The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its derivative instruments. The Company mitigates this risk of nonperformance by dealing with highly rated counterparties.
Commodity Price Risk
The Company uses forward contracts to protect against the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant, and the cost of gasoline used by its delivery vehicles. Management has not designated these forward contracts as hedges. As of January 2, 2022 and January 3, 2021 the total notional amount of commodity derivatives was 1.9 million and 3.0 million gallons of gasoline, respectively. They were scheduled to mature between January 3, 2022 and March 31, 2023 and January 4, 2021 and December 1, 2022, respectively. As of January 2, 2022 and January 3, 2021, the Company has recorded an asset of $1.5 million and $0.4 million, respectively, related to the fair market values of its commodity derivatives. The settlement of commodity derivative contracts is reported in the Consolidated Statements of Cash Flows as a cash flow from operating activities.
Interest Rate Risk
The Company is exposed to market risk from increases in interest rates on any borrowings outstanding under its Debt Facility. In November 2016, the Company entered into various interest rate swap agreements (“original interest rate swap”) with a notional amount totaling $300.0 million that would have matured in July 2021. Under the original interest rate swap agreements, the Company made payments based on a fixed rate of 1.18% and in exchange received payments at a variable rate based on the one-month LIBOR. In April 2018, the Company novated these interest swap agreements.
In May 2018, following the novation of its original interest rate swap, the Company entered into a new interest rate swap (“May 2018 swap agreement”). The May 2018 interest rate swap agreements had a notional amount of $300.0 million and were to mature in July 2021. Under the novated swap agreements, the Company had fixed the variable portion of the interest rate on a portion of the Debt Facility and was required to make payments based on a fixed rate of 2.70% and in exchange would receive payments at a variable rate based on the one-month LIBOR. In November 2018, the Company entered into a new interest swap agreement with an aggregate notional amount of $155.0 million (“November 2018 swap agreements”). Under the November 2018 swap agreements, the Company made payments based on a fixed rate of 2.92% and in exchange received payments at a variable rate based on the one month LIBOR. The November 2018 swap agreements were to mature in November 2023, corresponding with an expected extension of the Debt Facility.
In June 2019, following its debt modification (modification to the “2019 Debt Facility”), the Company effectively cancelled its swap agreements on $300.0 million of the $455.0 million hedged notional and entered into new agreements with the same counterparties (the “June 2019 swap agreement”). The only differences between these new agreements and the prior versions included an extension of the maturity term of the swaps from 2023 to 2024, and the locking in of a new payment rate on the fixed leg of the swaps (1.99%), through the 2024 maturity.
In February 2020, the Company effectively cancelled its swap agreements on the other $155.0 million hedged notional and entered into new agreements with the same counterparties (the “February 2020 swap agreement”). The only differences between these new agreements and the prior versions included an extension of the maturity term of the swaps from 2023 to 2024, and the locking in of a new payment rate on the fixed leg of the swaps (2.72%), through the 2024 maturity. At the same time, the Company also entered into a new interest rate swap agreement with a notional amount of $50.0 million and a maturity date in June 2024. Under this swap agreement, the Company had fixed the variable portion of the interest rate on a portion of the Debt Facility and was required to make payments based on a fixed rate of 0.95% and in exchange would receive payments at a variable rate based on the one-month LIBOR
The net effect of the interest rate swap arrangements will be to fix the interest rate on the term loan under the 2019 Debt Facility up to the notional amount outstanding at the rates payable under the swap agreements plus the Applicable Rate (as defined by the 2019 Debt Facility). Management has designated the 2018, the June 2019 and the February 2020 swap agreements as cash flow hedges and recognized the changes in the fair value of these swaps in other comprehensive income. As of January 2, 2022 and January 3, 2021, the Company has recorded liabilities of $14.7 million and $32.8 million, respectively, related to the fair market values of its interest rate derivatives. The cash flows associated with the interest rate swaps are reflected in the operating activities in the Consolidated Statements of Cash Flows, which is consistent with the classification as operating activities of the interest payments on the term loan.
All of the interest rate swap derivatives have certain early termination triggers caused by an event of default or termination. The events of default include failure to make payments when due, failure to give notice of a termination event, failure to comply with or perform obligations under the agreements, bankruptcy or insolvency and defaults under other agreements (cross-default provisions).
Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency risk primarily from its investments in consolidated subsidiaries that operate in Canada, the U.K., Ireland, Australia, New Zealand, Mexico and Japan. In order to mitigate foreign exchange fluctuations, the Company enters into foreign exchange forward contracts. Management has not designated these forward contracts as hedges. As of January 2, 2022 and January 3, 2021, the total notional amount of foreign exchange derivatives was $51.8 million and $26.7 million, respectively. They were scheduled to mature between January 2022 and February 2022, and in January 2021, respectively. As of January 2, 2022 and January 3, 2021, the Company has recorded a liability of $0.1 million and an asset of $0.1 million, respectively, related to the fair market values of its foreign exchange derivatives.
Quantitative Summary of Derivative Positions and Their Effect on Results of Operations
The following tables present the fair values of derivative instruments included in the Consolidated Balance Sheets as of January 2, 2022 and January 3, 2021 for derivatives not designated as hedging instruments and derivatives designed as hedging instruments, respectively. The Company only has cash flow hedges that are designated as hedging instruments.

	Derivatives Fair Value
Derivatives Not Designated as Hedging Instruments	January 2, 2022	January 3, 2021	Balance Sheet Location
Foreign currency derivatives	$—	$131	Prepaid expense and other current assets
Commodity derivatives	1,486	420	Prepaid expense and other current assets
	$1,486	$551
Foreign currency derivatives	80	—	Accrued liabilities
	$80	$—

	Derivatives Fair Value
Derivatives Designated as Hedging Instruments	January 2, 2022	January 3, 2021	Balance Sheet Location
Interest rate derivatives	$8,535	$10,235	Accrued liabilities
Interest rate derivatives	6,132	22,578	Other long-term obligations and deferred credits
	$14,667	$32,813
The effect of derivative instruments on the Consolidated Statements of Operations for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019:

	Derivative Gain/(Loss) Recognized in Income in Fiscal Years Ended
Derivatives Designated as Hedging Instruments	January 2, 2022	January 3, 2021	December 29, 2019	Location of Derivative Gain/(Loss) Recognized in Income
Loss on interest rate derivatives	$(10,291)	$(7,633)	$(1,774)	Interest expense, net
	$(10,291)	$(7,633)	$(1,774)

	Derivative Gain/(Loss) Recognized in Income in Fiscal Years Ended
Derivatives Not Designated as Hedging Instruments	January 2, 2022	January 3, 2021	December 29, 2019	Location of Derivative Gain/(Loss) Recognized in Income
Loss on foreign currency	$(62)	$(21)	$(248)	Other non-operating expense/(income), net
Gain on commodity derivatives	1,066	267	153	Other non-operating expense/(income), net
	$1,004	$246	$(95)
Note 11 — Employee Benefit Plans
Defined Contribution Plans
The Company has a 401(k) savings plan (the “401(k) Plan”) to which eligible employees may contribute up to 100% of their salary and bonus on a tax deferred basis, subject to statutory limitations. The Company currently matches 100% of the first 3% and 50% of the next 2% of compensation contributed by each employee to the 401(k) Plan.
The Company operates defined contribution plans in the U.K. and Ireland (“KKUK and Ireland Contribution Plans”), to which eligible employees may contribute up to 100% of their salary, subject to statutory limitations. The Company currently matches contributions at a rate of 3% of pensionable earnings. The KKUK and Ireland Contribution Plans are pension plans under which the Company pays fixed contributions into a separate entity. The Company has no legal or constructive obligations to pay further contributions if the fund does not hold sufficient assets to pay all employees the benefits relating to employee service in the current and prior periods. The Company has no further payment obligations once the contributions have been paid. The contributions are recognized as employee benefit expense when they are due. Prepaid contributions are recognized as an asset to the extent that a cash refund or a reduction in the future payments is available.
The Company’s Insomnia Cookies subsidiary sponsors a 401(k) plan (the “Insomnia Cookies Contribution Plan”) which allows all its eligible employees to elect to defer up to 100% of their annual compensation not to exceed statutory limits. The Insomnia

Cookies Contribution Plan provides for discretionary matching contributions, which may not exceed 2% of the employee’s overall compensation.
KK Australia operates a defined contribution retirement benefit plan for its employees in Australia (the “Australia Plan”) and in New Zealand (the “New Zealand Plan”). The Company contributes 9.5% of employee compensation to the Australia Plan and matches employee contributions of up to 3% of compensation to the New Zealand Plan.
KK Canada operates a Registered Retirement Savings Plan (“RRSP”) for its employees in Canada (the “Canada Plan”) which allows eligible employees to contribute. For certain salaried employees, the Company will match eligible employee contributions up to 2.5% of their annual base salary.
Total contribution plan expense for defined contribution plans is $6.6 million, $4.9 million and $4.6 million for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.
Other Employee Benefit Plans
The Company has a Nonqualified Deferred Compensation Plan (the “401(k) Mirror Plan”) designed to enable officers of the Company whose contributions to the 401(k) Plan are limited by certain statutory limitations to have the same opportunity to defer compensation as is available to other employees of the Company under the qualified 401(k) savings plan. The investments are not a legally separate fund of assets and are subject to the claims of the Company’s general creditors. Such investments are included in Other assets in the Consolidated Balance Sheets. The corresponding liability to participants is included in Other long-term obligations and deferred credits in the Consolidated Balance Sheets. The balance in the asset and corresponding liability account was $0.1 million and $0.2 million as of January 2, 2022 and January 3, 2021, respectively.
KK Mexico operates defined benefit plans for its employees related to seniority premium (the “Mexico Seniority Premium Plan”) and termination indemnity (the “Mexico Termination Indemnity Plan”). The Mexico Seniority Premium Plan provides eligible employees a defined benefit of 12 days of salary per full year of service, and the Mexico Termination Indemnity Plan provides eligible employees a defined benefit of up to three months of base salary. Net periodic benefit cost for these plans totaled less than $0.1 million for the fiscal years ended January 2, 2022 and January 3, 2021, respectively.
Note 12 — Share-based Compensation
Restricted Stock Units (“RSUs”)
The Company and certain of its subsidiaries issue time-vested restricted stock units (“RSUs”) under their respective executive ownership plans and long-term incentive plans. The time-vested RSUs are awarded to eligible employees and non-employee directors and entitle the grantee to receive shares of common stock at the end of a vesting period. The majority of RSUs vest in 54 months from the date of grant and include a minimum holding period of six months before the shareholder may redeem the shares. Certain RSUs vest over a 60-month period subsequent to the grant date (with 60% vesting during the third year following the grant date, 20% vesting during the fourth year, and 20% vesting at the end of the 60-month term). Throughout the vesting period and the holding period, shareholders are subject to the market risk on the value of their shares.
RSUs held by KKI are granted to U.S. employees and directors as well as certain employees of the Company’s subsidiaries. The U.K. employees receive RSUs held by KKUK. The Insomnia Cookies employees receive RSUs held by Insomnia Cookies. The Australia employees receive RSUs held by KK Australia. The Mexico employees receive RSUs held by KK Mexico.

RSU activity under the various plans during the fiscal years presented is as follows:

	Non-vested shares outstanding at December 29, 2019	Granted	Vested	Forfeited	Non-vested shares outstanding at January 3, 2021	Granted	RSU Dividend Equivalents(1)	Vested	Forfeited	Non-vested shares outstanding at January 2, 2022
KKI
RSUs	4,108,726	696,371	2,283	153,263	4,649,551	3,339,608	1,018,629	2,585,390	556,291	5,866,107
Weighted Average Grant Date Fair Value	$10.43	16.90	10.35	11.43	$11.37	17.95	—	9.29	14.32	$13.78
KKUK
RSUs	416,068	—	—	11,500	404,568	6,785	—	351,500	—	59,853
Weighted Average Grant Date Fair Value	$12.44	—	—	12.22	$12.45	29.80	—	12.22	—	$15.77
Insomnia Cookies
RSUs	30,959	13,688	810	14,558	29,279	15,173	—	809	10,147	33,496
Weighted Average Grant Date Fair Value	$67.82	66.71	74.12	64.30	$68.87	97.77	—	74.12	75.68	$79.66
KK Australia
RSUs	1,880,941	63,560	—	100,260	1,844,241	78,534	—	—	26,042	1,896,733
Weighted Average Grant Date Fair Value	$1.47	1.67	—	1.36	$1.48	1.45	—	—	1.36	$1.48
KK Mexico
RSUs	—	25,055	—	—	25,055	32,963	—	—	—	58,018
Weighted Average Grant Date Fair Value	$—	29.21	—	—	$29.21	35.64	—	—	—	$32.86
1.For KKI RSU holders that did not vest upon IPO, dividend equivalent shares were granted after the IPO at a weighted average grant date fair value of zero. The vesting terms for the dividend equivalent shares are the same as the underlying RSUs. The KKI shares presented have been retroactively adjusted to give effect to the Stock Split and the Merger.
The Company recorded total non-cash compensation expense related to the RSUs under the plans of $19.6 million, $11.6 million and $10.7 million for fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. The net deferred tax (expense)/benefits recognized were ($4.9 million), $2.7 million and $2.6 million for fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.
The unrecognized compensation cost related to the unvested RSUs and the weighted-average period over which such cost is expected to be recognized are as follows:

	As of January 2, 2022
	Unrecognized Compensation Cost	Recognized Over a Weighted- Average Period of
KKI	$57,087	3.1 years
KKUK	434	2.0 years
Insomnia Cookies	1,837	3.0 years
KK Australia	607	1.0 year
KK Mexico	$1,661	3.9 years

The estimated fair value of restricted stock is calculated using a market approach (i.e., market multiple is used for the KKI, KKUK and Insomnia Cookies’ plans and an agreed-upon EBITDA buyout multiple is used for KK Australia and KK Mexico plans).
The total grant date fair values of shares vested under the KKI plan were $24.0 million, $0.0 million and $1.7 million for fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. The total grant date fair value of shares vested under the KKUK plan were $4.3 million for fiscal year ended January 2, 2022; no shares vested for the fiscal years ended January 3, 2021 and December 29, 2019. The total fair values of shares vested under the Insomnia Cookies’ plan were $0.1 million, $0.1 million, and $0.1 million for fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. No shares under the KK Australia and KK Mexico vested during the three fiscal years presented.
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
The fair value of time-vested stock options was estimated on the date of grant using the Black-Scholes option pricing model. This model is impacted by the Company’s stock price and certain assumptions related to the Company’s stock and employees’ exercise behavior. The expected term for stock options granted during fiscal year 2021 was estimated utilizing the simplified method. Management utilized the simplified method because the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate assumption was based on yields of U.S. Treasury securities in effect at the date of grant with terms similar to the expected term. Expected volatility was estimated based on the Company’s historical volatility, and also considering historical volatility of peer companies over a period equivalent to the expected term. Additionally, the dividend yield was estimated based on dividends currently being paid on the underlying common stock at the date of grant. Estimated and actual forfeitures have not had a material impact on share-based compensation expense.
The following weighted-average assumptions were utilized in determining the fair value of the time-vested stock options granted during fiscal year 2021:

	Fiscal Years Ended
	January 2, 2022	January 3, 2021
KKI
Risk-free interest rate	1.3%	—%
Expected volatility	34.4%	—%
Dividend yield	1.0%	—%
Expected term (years)	6.8 years	—
A summary of the status of the time-vested stock options as of January 2, 2022 and changes during fiscal year 2021 is presented below:

	Share options outstanding at				Share options outstanding at
	January 3, 2021	Granted	Exercised	Forfeited or expired	January 2, 2022
KKI
Options	—	2,817,398	—	—	2,817,398
Weighted Average Grant Date Fair Value	$—	6.10	—	—	$6.10
Weighted Average Exercise Price	$—	14.61	—	—	$14.61
Weighted Average Remaining Contractual Term (years)	—				9.3 years
Aggregate Intrinsic Value (in thousands)	$—				$12,151
The Company recorded total non-cash compensation expense related to the time-vested stock options of $3.3 million for the fiscal year ended January 2, 2022. No non-cash compensation expense related to time-vested stock option was recorded for the fiscal years ended January 3, 2021 and December 29, 2019.
The unrecognized compensation cost related to the unvested stock options and the weighted-average period over which such cost is expected to be recognized are as follows:

	As of January 2, 2022
	Unrecognized Compensation Cost	Recognized Over a Weighted- Average Period of
KKI	$13,830	3.2 years
No time-vested stock options under the KKI plan vested nor were exercised during the fiscal periods presented.
Note 13 — Income Taxes
Income (loss) before income taxes consisted of:

	Fiscal Years Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Domestic	$(49,348)	$(47,080)	$(34,836)
Foreign	45,250	(4,748)	13,412
Loss before income taxes	$(4,098)	$(51,828)	$(21,424)
Domestic income (loss) before income taxes includes unallocated corporate costs, which include general corporate expenses.

The components of the provision for income taxes are as follows:

	Fiscal Years Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Current:
Federal	$—	$—	$2,209
State	347	156	(396)
International	13,894	8,992	2,342
Total current	14,241	9,148	4,155
Deferred:
Federal	4,310	(8,844)	10,117
State	(5,739)	13,472	(743)
International	(2,067)	(4,664)	(952)
Total deferred	(3,496)	(36)	8,422
Income tax expense	$10,745	$9,112	$12,577
A reconciliation of the statutory U.S. federal income tax rate and the Company’s effective tax rate is as follows:

	Fiscal Years Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Statutory federal rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(2.8)	4.1	0.8
Foreign operations	(12.9)	(10.7)	6.0
Credit for foreign income taxes	—	—	6.3
Change in valuation allowance	14.3	(34.9)	(31.0)
Noncontrolling interest	46.8	2.6	(3.3)
Impact of uncertain tax positions	9.1	(1.3)	(55.8)
Other permanent differences	(14.2)	1.3	3.0
Transaction costs	(5.1)	(0.8)	(10.0)
Deferred adjustments	(96.1)	(0.9)	(10.2)
Stock compensation	(217.4)	—	—
Other	(4.9)	2.0	14.5
Effective tax rate	(262.2)%	(17.6)%	(58.7)%
The Company establishes valuation allowances for deferred income tax assets in accordance with GAAP, which provides that such valuation allowances shall be established unless realization of the income tax benefits is more likely than not.
The Company recognizes deferred income tax assets and liabilities based upon its expectation of the future tax consequences of temporary differences between the income tax and financial reporting bases of assets and liabilities. Deferred tax liabilities generally represent tax expense recognized for which payment has been deferred, or expenses which have been deducted in the Company’s tax returns, but which have not yet been recognized as an expense in the financial statements. Deferred tax assets generally represent tax deductions or credits that will be reflected in future tax returns for which the Company has already recorded a tax benefit in the Consolidated Financial Statements.
The Company continues to assert permanent reinvestment with respect to its initial basis differences of international affiliates but does not assert indefinite reinvestment on the earnings of the foreign subsidiaries with the exception of its subsidiaries in Canada. Accordingly, no deferred taxes have been provided for with regard to the Company’s initial basis difference in international affiliates. Due to the complexities of tax law in the respective jurisdictions, it is not practical to estimate the tax liability that might be incurred if such earnings were remitted to the U.S. The Company has not established a deferred tax liability for the earnings of the foreign subsidiaries as any distributions made from those jurisdictions are expected to be made in a tax neutral manner.

The tax effects of temporary differences are as follows:

	As of
	January 2, 2022	January 3, 2021
Deferred income tax assets:
Intangible assets	$1,665	$1,884
Accrued compensation	4,330	3,302
Insurance accruals	1,934	2,040
Share-based compensation	2,786	7,676
Deferred revenue	1,735	1,903
Transaction costs	1,397	1,091
Disallowed interest expense	10,527	9,660
Lease liabilities	101,629	91,828
Foreign net operating loss carryforward	2,565	574
Foreign capital loss carryforward	—	23,067
Federal net operating loss carryforward	22,493	22,976
Federal tax credits	13,913	12,320
State net operating loss and credit carryforwards	11,169	9,082
Unrealized loss on foreign currency	3,667	8,203
Other	9,567	11,243
Gross deferred income tax assets	189,377	206,849
Valuation allowance	(29,972)	(40,502)
Deferred income tax assets, net of valuation allowance	$159,405	$166,347
Deferred income tax liabilities:
Intangible assets	(147,621)	(150,818)
Subsidiary investments	(8,038)	(5,359)
Property and equipment	(14,254)	(19,104)
Foreign reacquired franchise rights	(37,600)	(44,236)
Lease right of use assets	(93,250)	(85,764)
Other	(3,683)	(5,840)
Gross deferred income tax liabilities	(304,446)	(311,121)
Net deferred income tax liabilities	$(145,041)	$(144,774)

The presentation of deferred income taxes on the Consolidated Balance Sheets is as follows:

	As of
	January 2, 2022	January 3, 2021
Included in:
Other assets	$377	$92
Deferred income taxes, net	(145,418)	(144,866)
Net deferred income tax liabilities	$(145,041)	$(144,774)
As of January 2, 2022, the Company had Net Operating Loss (“NOL”) carryforwards of approximately $327.5 million for U.S. state tax purposes and $107.1 million for U.S. federal tax purposes. As of January 3, 2021, the Company had NOL carryforwards of approximately $243.0 million for U.S. state tax purposes and $109.4 million for U.S. federal tax purposes. U.S. federal NOL carryforwards are eligible to be carried forward indefinitely. A portion of the Company’s U.S. state tax carryforwards will begin to expire in the current year. As of January 2, 2022 and January 3, 2021 the Company had foreign NOL carryforwards of approximately $8.5 million and $2.4 million, respectively. As of January 2, 2022, $8.3 million of NOL carryforwards have a 10-year carryover period and the remaining $0.2 million have either a 20-year carryover period or no expiration. As of January 2, 2022, the Company had no foreign capital loss carryforwards.
As of January 2, 2022, the Company had various tax credit carryforwards of $13.9 million for U.S. federal purposes and zero for U.S. state purposes. As of January 3, 2021, the Company had various tax credit carryforwards of $12.0 million for U.S. federal purposes and zero for U.S. state purposes. If not utilized, the credits can be carried forward between 10 and 20 years. If certain substantial changes in the entity’s ownership occur, there would be an annual limitation on the amount of the NOLs and credits that can be utilized.
The valuation allowances of $30.0 million and $40.5 million as of January 2, 2022 and January 3, 2021 respectively, represent the portion of its deferred tax assets the Company estimated would not be realized in the future. Of the $30.0 million as of January 2, 2022, $2.5 million is for KK Mexico loss carryforwards, $13.2 million is for U.S. state tax carryforwards, and $14.2 million is for U.S. foreign tax credits and other business credits, for which sufficient taxable income is not expected to be generated. The change in valuation allowance is primarily attributable to the write-off of a KK Mexico capital loss carryforward with a corresponding offset to the valuation allowance. Of the $40.5 million as of January 3, 2021, $16.7 million is for KK Mexico losses and capital loss carryforwards, $11.8 million is for U.S. state tax carryforwards, and $12.0 million is for U.S. foreign tax credits and other business credits, for which sufficient taxable income is not expected to be generated.
Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods. While the Company believes its forecast of future taxable income is reasonable, actual results will inevitably vary from management’s forecasts. Such variances could result in adjustments to the valuation allowance on deferred tax assets in future periods, and such adjustments could be material to the financial statements.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act made various tax law changes including among other things (i) modifications to the federal NOL carryback rules, (ii) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest, and (iii) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k). The Company was able to take additional deductions as a result of the CARES Act, resulting in additional NOLs for the fiscal years ended January 2, 2022 and January 3, 2021. The Company was able to defer $7.3 million of social security taxes to future years during the fiscal year ended January 3, 2021. During the fiscal year ended January 2, 2022, the Company repaid half of the deferred social security taxes and will pay the remaining deferred taxes during the fiscal year ending January 1, 2023.
The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. For U.S. federal tax purposes, tax years prior to the year ended December 31, 2017 are closed for assessment purposes; however, tax years in which an NOL was generated will remain open for examination until the statute of limitations will close on tax years utilizing NOL carryforwards to reduce the tax due. Generally, the statute of limitations will close on tax years utilizing NOL carryforwards three years subsequent to the utilization of NOLs. For state purposes, the statute of limitations remains open in a similar manner for states where the Company generated NOLs.

Income tax payments, net of refunds, were $13.6 million, $9.3 million, and $9.3 million in the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	As of
	January 2, 2022	January 3, 2021
Unrecognized tax benefits at beginning of year	$17,341	$17,342
Increases related to positions taken in the current year	1,383	18
Increases (decreases) related to positions taken in prior years	(246)	(19)
Unrecognized tax benefits at end of year	$18,478	$17,341
Approximately all of the aggregate $18.5 million and $17.3 million of unrecognized income tax benefits as of January 2, 2022 and January 3, 2021, respectively, would, if recognized, impact the annual effective tax rate. The Company does not believe that changes in its uncertain tax benefits will result in a material impact during the next twelve months.
The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company’s Consolidated Balance Sheets reflect approximately $1.9 million and $1.9 million of accrued interest and penalties as of January 2, 2022 and January 3, 2021, respectively. Interest and penalties were not material during the years presented in the Company’s Consolidated Statements of Operations.
Note 14 — Commitments and Contingencies
Except as disclosed below, the Company currently is not a party to any material legal proceedings.
Pending Litigation
K2 Asia litigation
On April 7, 2009, a Cayman Islands corporation, K2 Asia Ventures and its owners filed a lawsuit in Forsyth County, North Carolina Superior Court against the Company, the Company’s franchisee in the Philippines and other persons associated with the franchisee. The suit alleges that the Company and the other defendants conspired to deprive the plaintiffs of claimed “exclusive rights” to negotiate franchise and development agreements with prospective franchisees in the Philippines and sought at least $3.0 million. The case was dismissed by the North Carolina Superior Court on November 9, 2018. As of August 10, 2021, all levels of appellate review were exhausted and denied. No loss has been incurred with respect to this matter, and accordingly no liability related to it has been reflected in the accompanying Consolidated Financial Statements.
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
TSW Foods, LLC litigation
On November 13, 2020, TSW Foods, LLC (“TSW”), a reseller of certain Krispy Kreme packaged products, filed a demand for arbitration and statement of claim alleging Anticipatory Repudiation of the Master Reseller Agreement, Breach of the Master Reseller Agreement, and Breach of the Implied Covenant of Good Faith and Fair Dealing. The Company intends to vigorously defend against TSW’s claims and prosecute its counterclaims. The parties held a voluntary, non-binding mediation on November 11, 2021. The case is expected to proceed through arbitration pursuant to an existing arbitration agreement. At this time the Company is unable to predict the outcome of this matter, the potential loss or range of loss, if any, associated with the resolution of this matter or any potential effect it may have on the Company or its operations.

Other Legal Matters
The Company also is engaged in various legal proceedings arising in the normal course of business. The Company maintains insurance policies against certain kinds of such claims and suits, including insurance policies for workers’ compensation and personal injury, all of which are subject to deductibles. While the ultimate outcome of these matters could differ from management’s expectations, management currently does not believe their resolution will have a material adverse effect on the Company’s Consolidated Financial Statements except as noted above.
Purchase Commitments
The Company is exposed to the effects of commodity price fluctuations on the cost of ingredients for its products, of which flour, shortening and sugar are the most significant. In order to secure adequate supplies of products and bring greater stability to the cost of ingredients, the Company routinely enters into forward purchase contracts with vendors under which it commits to purchase agreed-upon quantities of ingredients at agreed-upon prices at specified future dates. Typically, the aggregate outstanding purchase commitment at any point in time will range from one month to several years of anticipated ingredients purchases, depending on the ingredient. In addition, from time to time the Company enters into contracts for the future delivery of equipment purchased for resale and components of doughnut-making equipment manufactured by the Company. As of January 2, 2022 and January 3, 2021, the Company had approximately $132.4 million and $48.3 million, respectively, of commitments under ingredient and other forward purchase contracts. These ingredient and other forward purchase contracts are for physical delivery in quantities expected to be used over a reasonable period in the normal course of business. These agreements often meet the definition of a derivative. However, the Company does not measure its forward purchase commitments at fair value as the amounts under contract meet the physical delivery criteria in the normal purchase exception under ASC 815. While the Company has multiple vendors for most of the ingredients, the termination of the Company’s relationships with vendors with whom it has forward purchase agreements or those vendors’ inability to honor the purchase commitments, could adversely affect the Company’s results of operations and cash flows.
Other Commitments and Contingencies
One of the Company’s primary banks issued letters of credit on its behalf totaling $8.5 million and $14.0 million as of January 2, 2022 and January 3, 2021, respectively, a majority of which secure the Company’s reimbursement obligations to insurers under its self-insurance arrangements.
Note 15 — Related Party Transactions
As of January 2, 2022 and January 3, 2021, the Company had an equity ownership in two franchisees, KremeWorks USA, LLC (25% ownership) and KremeWorks Canada, L.P. (25% ownership), with an aggregate carrying value of $1.1 million and $0.9 million as of January 2, 2022 and January 3, 2021, respectively. Revenues from sales of ingredients and equipment to these franchisees were $7.4 million, $6.6 million and $5.2 million for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. Royalty revenues from these franchisees were $1.3 million, $1.2 million and $1.2 million in each of the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. Trade receivables from these franchisees are included in Accounts receivable, net on the balance sheet. These transactions were conducted pursuant to franchise agreements, the terms of which are substantially the same as the agreements with unaffiliated franchisees. Refer to Note 3, Accounts Receivable, net, to the audited Consolidated Financial Statements for more information.
Keurig Dr Pepper Inc. (“KDP”), an affiliated company of JAB, licenses the Krispy Kreme trademark for the Company in the manufacturing of portion packs for the Keurig brewing system. KDP also sells beverage concentrates and packaged beverages to Krispy Kreme for resale through Krispy Kreme’s shops. Licensing revenues from KDP were $1.9 million, $1.9 million and $2.4 million for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.
The Company had service agreements with BDT Capital Partners, LLC (“BDT”), a minority investor in KKI, to provide advisory services to the Company, including valuation services related to certain acquisitions. The Company recognized expenses of $1.0 million, $1.8 million and $0.1 million related to the service agreements with BDT for the fiscal year ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.
In connection with valuation assistance provided by BDT in preparation for the IPO, the Company incurred costs of $6.3 million that are capitalized in Additional paid-in capital for the fiscal year ended January 2, 2022. No related costs were incurred for the fiscal years ended January 3, 2021 nor December 29, 2019.

In connection with tax sharing arrangements with JAB and other JAB portfolio companies, the Company had a $7.4 million related party receivable from JAB and a $15.3 million related party payable to the other JAB portfolio companies offset by a $15.3 million income tax receivable due from taxing authorities as of January 3, 2021. No related party receivable nor related party payable was due to JAB or other JAB portfolio companies as of January 2, 2022. The related party receivable amounts were presented within Taxes receivable on the Consolidated Balance Sheet as of January 3, 2021.
The Company was party to a senior unsecured note agreement (“the original agreement”) with KK GP for an aggregate principal amount of $283.1 million. In April 2019, the Company entered into an additional unsecured note with KK GP for $54.0 million (such notes together, the “Related Party Notes”). As of January 3, 2021, the outstanding amount of principal and interest was $344.6 million. The Related Party Notes were paid off in full during the second quarter of fiscal 2021. The interest expense for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019 was $10.4 million, $22.5 million and $21.9 million, respectively.
The Company granted loans to employees of KKI, KKUK, KK Australia, KK Mexico and Insomnia Cookies for the purchase of shares in those subsidiaries. The loan balance was $4.4 million and $18.7 million as of January 2, 2022 and January 3, 2021, respectively, and it is presented as a reduction from Shareholders’ equity on the Consolidated Balance Sheet.

Note 16 — Revenue Recognition
Disaggregation of Revenues
Revenues are disaggregated as follows:

	Fiscal Years Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Company Shops, DFD and Branded Sweet Treat Line	$1,305,597	$1,014,790	$788,607
Mix and equipment revenue from franchisees	47,869	70,320	124,198
Franchise royalties and other	30,925	36,926	46,603
Total net revenues	$1,384,391	$1,122,036	$959,408
Other revenues include advertising fund contributions, rental income, development and franchise fees and licensing royalties from Keurig related to Krispy Kreme brands coffee sales.
Contract Balances
Deferred revenue subject to ASC 606 and related receivables are as follows:

	January 2, 2022	January 3, 2021	Balance Sheet Location
Trade receivables, net of allowances of $896 and $1,437, respectively	$41,132	$39,624	Accounts receivables, net
Deferred revenue
Current	17,458	16,045	Accrued liabilities
Noncurrent	2,981	2,838	Other long-term obligations and deferred credits
	$20,439	$18,883
Trade receivables at the end of each fiscal year relate primarily to payments due for royalties, franchise fees, advertising fees, sale of products and licensing fees. Deferred revenue primarily represents the Company’s remaining performance obligations under gift cards and franchise and development agreements for which consideration has been received or is receivable and is generally recognized on a straight-line basis over the remaining term of the related agreement. The noncurrent portion of deferred revenue primarily relates to the remaining performance obligations in the franchise and development agreements. Of the deferred revenue balances as of January 3, 2021, $8.4 million was recognized as revenue in the fiscal year ended January 2, 2022. Of the deferred revenue balance as of December 29, 2019, $7.8 million was recognized as revenue in fiscal the year ended January 3, 2021.
Transaction Price Allocated to Remaining Performance Obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially satisfied as of January 2, 2022 is as follows:

Fiscal year
2022	$12,869
2023	2,654
2024	1,080
2025	1,218
2026	526
Thereafter	2,092
$20,439
The estimated revenue in the table above relates to gift cards, consumer loyalty programs and franchise fees paid upfront which are recognized over the life of the franchise agreement. The estimated revenue does not contemplate future issuances of gift cards nor benefits to be earned by members of consumer loyalty programs. The estimated revenue also does not contemplate future franchise renewals or new franchise agreements for shops for which a franchise agreement or development agreement does not exist as of January 2, 2022. The Company has applied the sales-based royalty exemption which permits exclusion of variable consideration in the form of sales-based royalties from the disclosure of remaining performance obligations in the table above.
Note 17 — Net Loss per Share
The following table presents the calculations of basic and diluted EPS:

	Fiscal Years Ended
(in thousands, except share and per share amounts)	January 2, 2022	January 3, 2021	December 29, 2019
Net loss attributable to Krispy Kreme, Inc.	$(24,506)	$(64,301)	$(37,409)
Adjustment to net loss attributable to common shareholders	(1,468)	(477)	278
Net loss attributable to common shareholders — Basic	$(25,974)	$(64,778)	$(37,131)
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(122)	(10)	(64)
Net loss attributable to common shareholders — Diluted	$(26,096)	$(64,788)	$(37,195)
Basic weighted average common shares outstanding	147,654,548	124,987,370	124,987,370
Dilutive effect of outstanding common stock options and RSUs	—	—	—
Diluted weighted average common shares outstanding	147,654,548	124,987,370	124,987,370
Loss per share attributable to common shareholders:
Basic	$(0.18)	$(0.52)	$(0.30)
Diluted	$(0.18)	$(0.52)	$(0.30)
Potential dilutive shares consist of unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes certain unvested RSUs granted under certain subsidiaries’ executive ownership plans and long-term incentive plans, because their inclusion would have been antidilutive. Refer to Note 12, Share-based Compensation, to the audited Consolidated Financial Statements for further information about the plans.
The following table summarizes the gross number of potential dilutive unvested RSUs excluded due to antidilution (unadjusted for the treasury stock method):

	Fiscal Years Ended
	January 2, 2022	January 3, 2021	December 29, 2019
KKI	5,866,107	4,649,551	4,108,726
KKUK	—	404,568	416,068
Insomnia Cookies	—	—	809
KK Australia	—	—	—
KK Mexico	—	—	—
The 2,817,398 KKI time-vested stock options were also excluded from the computations for the fiscal year ended January 2, 2022 due to antidilution.
Note 18 — Segment Reporting
The Company conducts business through the following three reportable segments:
•U.S. and Canada: Includes all Company-owned operations in the U.S. and Canada, including Krispy Kreme and Insomnia Cookies-branded shops, DFD, and the Branded Sweet Treat Line;
•International: Includes all Krispy Kreme’s Company-owned operations in the U.K., Ireland, Australia, New Zealand and Mexico; and

•Market Development: Includes franchise operations across the globe, as well as the Company-owned operations in Japan.
Unallocated corporate costs are excluded from the Company’s measurement of segment performance. These costs include general corporate expenses.
Segment information is identified and prepared on the same basis that the CEO, the Company’s Chief Operating Decision Maker (“CODM”), evaluates financial results, allocates resources and makes key operating decisions. The CODM allocates resources and assesses performance based on geography and line of business, which represents the Company’s operating segments. The operating segments within the U.S. and Canada and International reportable segments have been evaluated and combined into reportable segments because they have met the similar economic characteristics and qualitative aggregation criteria set forth in the relevant accounting guidance.
The primary financial measures used by the CODM to evaluate the performance of its operating segments are net revenues and segment Adjusted EBITDA. The following tables reconcile segment results to consolidated results reported in accordance with GAAP. The accounting policies used for internal management reporting at the operating segments are consistent with those described in Note 1, Description of Business and Summary of Significant Accounting Policies, to the audited Consolidated Financial Statements. The Company manages its assets on a total company basis and the CODM does not review asset information by segment when assessing performance or allocating resources. Consequently, the Company does not report total assets by reportable segment.
The reportable segment results are as follows:

	Fiscal Years Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Net revenues:
U.S. and Canada	$928,413	$782,717	$587,522
International	332,995	230,185	223,115
Market Development	122,983	109,134	148,771
Total net revenues	$1,384,391	$1,122,036	$959,408

	Fiscal Years Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Depreciation and amortization:
U.S. and Canada	$55,447	$43,056	$30,610
International	36,139	30,438	25,188
Market Development	2,042	2,304	3,464
Corporate	7,980	4,600	4,505
Total depreciation and amortization	$101,608	$80,398	$63,767

	Fiscal Years Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Segment Adjusted EBITDA:
U.S. and Canada	$107,571	$91,574	$71,620
International	81,422	44,554	53,252
Market Development	40,824	39,060	51,574
Corporate	(41,872)	(29,754)	(30,062)
	187,945	145,434	146,384
Interest expense, net	32,622	34,741	38,085
Interest expense — related party(1)	10,387	22,468	21,947
Income tax expense	10,745	9,112	12,577
Depreciation and amortization expense	101,608	80,398	63,767
Share-based compensation	22,923	11,601	10,741
Employer payroll taxes related to share-based compensation	2,044	—	—
Other non-operating expense/(income), net(2)	2,191	(1,101)	(609)
New York City flagship Hot Light Theater Shop opening(3)	—	6,513	3,784
Strategic initiatives(4)	—	20,517	4,059
Acquisition and integration expenses(5)	5,255	12,679	20,433
Shop closure expenses(6)	2,766	6,269	629
Restructuring and severance expenses(7)	1,733	—	583
IPO-related expenses(8)	14,534	3,184	—
Gain on sale-leaseback	(8,673)	—	—
Other(9)	4,653	(7)	4,389
Net Loss	$(14,843)	$(60,940)	$(34,001)
1.Consists of interest expense related to the Related Party Notes which were paid off in full during the second quarter of fiscal 2021.
2.Primarily foreign translation gains and losses in each period.
3.Consists of pre-opening costs related to the Company’s New York City flagship Hot Light Theater Shop opening, including shop design, rent, and additional consulting and training costs incurred and reflected in Selling, general and administrative expenses.
4.Consists mainly of consulting and advisory fees, personnel transition costs, and network conversion and set-up costs related to the evolution of the Company’s legacy wholesale business in the U.S.
5.Consists of acquisition and integration-related costs in connection with the Company’s business and franchise acquisitions, including legal, due diligence, consulting and advisory fees incurred in connection with acquisition-related activities for the applicable period.
6.Includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment.
7.Fiscal 2021 consists of severance and related benefits costs associated with the Company’s realignment of the Company Shop organizational structure to better support the DFD and Branded Sweet Treat Line businesses. Fiscal 2019 consists of severance and related benefits costs associated with the Company’s hiring of a new global management team.
8.Includes consulting and advisory fees incurred in connection with preparation for and execution of the Company’s IPO.
9.Fiscal 2021 consists primarily of legal expenses incurred outside the ordinary course of business on matters described in Note 14, Commitments and Contingencies, to the Company’s audited Consolidated Financial Statements. Fiscal 2020 consists primarily of fixed asset and impairment expenses, net of a gain on the sale of land, as well as $1.2 million of management fees paid to JAB. Fiscal 2019 includes $3.1 million lease impairment expenses related to the Company’s Winston-Salem office location incurred in connection with the Company’s corporate headquarters relocation to Charlotte, North Carolina.

Geographical information related to consolidated revenues and long-lived assets is as follows:

	Fiscal Years Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Net revenues:
United States	$955,384	$854,097	$696,841
United Kingdom	147,233	93,121	120,009
Australia / New Zealand	99,582	78,677	86,734
Mexico	77,831	53,085	8,991
All other	104,361	43,056	46,833
Total net revenues	$1,384,391	$1,122,036	$959,408

	Fiscal Years Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Long-lived assets:
United States	$684,790	$625,928	$565,933
United Kingdom	69,112	68,500	63,543
Australia / New Zealand	61,155	59,656	54,003
Mexico	30,944	23,094	20,965
All other	28,085	17,765	4,290
Total long-lived assets	$874,086	$794,943	$708,734
Total long-lived assets consist of Property and equipment, net and Operating lease right of use asset, net.
Note 19 — Subsequent Events
The Company evaluated subsequent events and transactions for potential recognition or disclosure in the Consolidated Financial Statements through March 11, 2022, the date the Consolidated Financial Statements were available to be issued. All subsequent events requiring recognition and disclosure have been incorporated into these Consolidated Financial Statements.
On February 9, 2022 the Company’s Board of Directors declared a $0.035 per share cash dividend payable on May 11, 2022, to shareholders of record on April 27, 2022.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
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
As of January 2, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period under the rules of the SEC for newly public companies.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period under the rules of the SEC for newly public companies.
Changes in Internal Controls over Financial Reporting
There were no changes during the fiscal quarter ended January 2, 2022 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item. 10 Directors, Executive Officers and Corporate Governance
The information required by this item, including information about our Directors, Executive Officers and Audit Committee and Code of Conduct, is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after January 2, 2022.
Item. 11 Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after January 2, 2022.
Item. 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after January 2, 2022.
Item. 13 Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after January 2, 2022.
Item. 14 Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after January 2, 2022.

PART IV
Item. 15 Exhibits and Financial Statement Schedules
(a) List the Following Documents Filed as Part of this Annual Report on Form 10-K:
1.Financial Statements
See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules
All schedules have been omitted because they are not required or the required information is shown in the Consolidated Financial Statements or notes thereto.
3.Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3.1
Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, File number 001-40573, filed on August 18, 2021, and incorporated by reference herein)

3.2
Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, File number 001-40573, filed on August 18, 2021, and incorporated by reference herein)

4.1*	Description of Capital Stock

10.1
Credit Agreement, dated June 13, 2019, by and among Cotton Parent, Inc., Krispy Kreme Doughnuts, Inc., the other borrowers party thereto, the lenders party thereto and Citibank, N.A. as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.2
Note Subscription Agreement, dated April 15, 2019, by and between Krispy Kreme, Inc. (f/k/a Krispy Kreme HoldCo, Inc.) and KK GP as Initial Holder (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.3
Note Subscription Agreement, dated April 15, 2019, by and between Krispy Kreme, Inc. (f/k/a Krispy Kreme HoldCo, Inc.) and KK GP as Initial Holder (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.4†
Krispy Kreme, Inc. 2021 Omnibus Incentive Plan (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.5*†
Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.6*	Investors’ Rights Agreement by and among Krispy Kreme, Inc., JAB Holdings B.V. and the Holders Listed on Schedule A thereto, dated as of July 6, 2021.

10.7†
Employment Agreement with Michael Tattersfield (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.8†
Employment Agreement with Josh Charlesworth (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.9
Term Loan Agreement, dated June 10, 2021, among Krispy Kreme Holdings, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Morgan Stanley Senior Funding, Inc. and Santander Bank, N.A., as joint lead arrangers and joint bookrunners (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.10†	Form of Share Repurchase Agreement (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.11†	Employee Stock Purchase Plan (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.12
Master Amendment No.1, dated as of July 8, 2021, among Cotton Parent, Inc., Krispy Kreme Doughnuts, Inc., the other guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File number 001-40573, filed on July 13, 2021, and incorporated by reference herein)

10.13
Joinder to Credit Agreement, dated as of July 8, 2021, between Krispy Kreme, Inc. and Citibank, N.A., as administrative agent (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File number 001-40573, filed on July 13, 2021, and incorporated by reference herein)

10.14†
Krispy Kreme Holdings, Inc. Long-Term Incentive Plan (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.15†
Award Under the Krispy Kreme Holdings, Inc. Long-Term Incentive Plan Restricted Stock Unit Grant Notice (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.16†
Stock Option Award Terms and Conditions Under Krispy Kreme Holdings, Inc. Long-Term Incentive Plan (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.17†
Restricted Stock Unit Award Terms and Conditions Under Krispy Kreme Holdings, Inc. Long-Term Incentive Plan (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.18†
Krispy Kreme Holdings, Inc. Executive Ownership Plan (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.19†
Matching Award under the Krispy Kreme Holdings, Inc. Executive Ownership Plan Restricted Stock Unit Grant Notice (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

21.1*	List of Subsidiaries

23.1*	Consent of Grant Thornton LLP, an Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act

31.2*	Certification of Chief Financial Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act

32.1**
Certifications of Chief Executive Officer and Chief Financial Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code

101*
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended January 2, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income/(Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_________________________________________
*    Filed herewith.
**    Furnished herewith.
†    Compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf of the undersigned, thereunto duly authorized.

Date: March 11, 2022
Krispy Kreme, Inc.

	By:	/s/ Michael Tattersfield
	Name:	Michael Tattersfield
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated as of March 11, 2022.

Signature	Title

/s/ Michael Tattersfield	Director, President and Chief Executive Officer
Michael Tattersfield	(Principal Executive Officer)

/s/ Josh Charlesworth	Chief Operating Officer and Chief Financial Officer
Josh Charlesworth	(Principal Financial Officer)

/s/ Joey Pruitt	Chief Accounting Officer
Joey Pruitt	(Principal Accounting Officer)

/s/ Olivier Goudet	Director, Chairman of the Board
Olivier Goudet

/s/ Paul Michaels	Director
Paul Michaels

/s/ David Bell	Director
David Bell

/s/ Patricia Capel	Director
Patricia Capel

/s/ Ozan Dokmecioglu	Director
Ozan Dokmecioglu

/s/ David Deno	Director
David Deno

/s/ Carl E. Lee, Jr.	Director
Carl E. Lee, Jr.

/s/ Debbie Roberts	Director
Debbie Roberts

/s/ Lubomira Rochet	Director
Lubomira Rochet

/s/ Michelle Weese	Director
Michelle Weese

/s/ Henry Yeagley	Director
Henry Yeagley

/s/ Marissa Andrada	Director
Marissa Andrada