Form 10-Q
period 2022-04-03
Krispy Kreme, Inc.
filed 2022-05-11
CIK 1857154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The registrant had outstanding 167,296,522 shares of common stock as of May 4, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Krispy Kreme, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Quarter Ended
	April 3, 2022 (13 weeks)	April 4, 2021 (13 weeks)
Net revenues
Product sales	$364,052	$313,585
Royalties and other revenues	8,480	8,224
Total net revenues	372,532	321,809
Product and distribution costs	96,111	79,997
Operating expenses	168,726	147,541
Selling, general and administrative expense	53,711	49,537
Marketing expenses	10,159	9,507
Pre-opening costs	1,329	1,391
Other income, net	(2,633)	(3,245)
Depreciation and amortization expense	27,841	23,401
Operating income	17,288	13,680
Interest expense, net	7,351	8,249
Interest expense — related party	—	5,566
Other non-operating income, net	(321)	(442)
Income before income taxes	10,258	307
Income tax expense	3,800	685
Net income/(loss)	6,458	(378)
Net income attributable to noncontrolling interest	2,456	2,683
Net income/(loss) attributable to Krispy Kreme, Inc.	$4,002	$(3,061)
Net income/(loss) per share:
Common stock — Basic	$0.02	$(0.03)
Common stock — Diluted	$0.02	$(0.03)
Weighted average shares outstanding:
Basic	167,261	124,987
Diluted	169,485	124,987
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)
(in thousands)

	Quarter Ended
	April 3, 2022 (13 weeks)	April 4, 2021 (13 weeks)
Net income/(loss)	$6,458	$(378)
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustment	1,334	(2,264)
Unrealized income on cash flow hedges, net of income taxes(1)	14,234	5,102
Total other comprehensive income, net of income taxes	15,568	2,838
Comprehensive income	22,026	2,460
Net income attributable to noncontrolling interest	2,456	2,683
Total comprehensive income attributable to noncontrolling interest	2,456	2,683
Comprehensive income/(loss) attributable to Krispy Kreme, Inc.	$19,570	$(223)
1.Net of income tax expense of $4.7 million for the quarter ended April 3, 2022, and $1.7 million for the quarter ended April 4, 2021.
See accompanying notes to Condensed Consolidated Financial Statements.

 Krispy Kreme, Inc. Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	(Unaudited) April 3, 2022	January 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$31,615	$38,562
Restricted cash	676	630
Accounts receivable, net	44,705	47,491
Inventories	41,045	34,851
Taxes receivable	11,723	14,662
Prepaid expense and other current assets	19,894	20,701
Total current assets	149,658	156,897
Property and equipment, net	442,509	438,918
Goodwill	1,105,123	1,105,322
Other intangible assets, net	985,544	992,520
Operating lease right of use asset, net	432,374	435,168
Other assets	18,046	16,429
Total assets	$3,133,254	$3,145,254
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$36,667	$36,583
Current operating lease liabilities	49,474	50,359
Accounts payable	171,005	182,104
Accrued liabilities	105,727	140,750
Structured payables	132,374	116,361
Total current liabilities	495,247	526,157
Long-term debt, less current portion	680,693	680,307
Noncurrent operating lease liabilities	413,765	415,208
Deferred income taxes, net	149,605	145,418
Other long-term obligations and deferred credits	38,552	42,509
Total liabilities	1,777,862	1,809,599
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 300,000 shares authorized as of both April 3, 2022 and January 2, 2022; 167,297 and 167,251 shares issued and outstanding as of April 3, 2022 and January 2, 2022, respectively	1,673	1,673
Additional paid-in capital	1,419,831	1,415,185
Shareholder note receivable	(4,190)	(4,382)
Accumulated other comprehensive income/(loss), net of income tax	13,090	(2,478)
Retained deficit	(180,261)	(178,409)
Total shareholders’ equity attributable to Krispy Kreme, Inc.	1,250,143	1,231,589
Noncontrolling interest	105,249	104,066
Total shareholders’ equity	1,355,392	1,335,655
Total liabilities and shareholders’ equity	$3,133,254	$3,145,254
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained (Deficit)/ Earnings	Noncontrolling Interest	Total
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized (Loss)/Income on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at January 2, 2022	167,251	$1,673	$1,415,185	$(4,382)	$8,967	$(11,001)	$(444)	$(178,409)	$104,066	$1,335,655
Net income for the quarter ended April 3, 2022	—	—	—	—	—	—	—	4,002	2,456	6,458
Other comprehensive income for the quarter ended April 3, 2022 before reclassifications	—	—	—	—	1,334	11,724	—	—	—	13,058
Reclassification from AOCI	—	—	—	—	—	2,510	—	—	—	2,510
Capital contribution by shareholders	—	—	(3)	243	—	—	—	—	—	240
Share-based compensation	—	—	5,041	—	—	—	—	—	—	5,041
Purchase of shares by noncontrolling interest	—	—	—	(58)	—	—	—	—	110	52
Dividends declared on common stock and equivalents ($0.035 per share)(1)	—	—	—	—	—	—	—	(5,855)	—	(5,855)
Distribution to noncontrolling interest	—	—	—	21	—	—	—	—	(1,383)	(1,362)
Issuance of common stock upon settlement of RSUs, net of shares withheld	46	—	(390)	—	—	—	—	—	—	(390)
Other	—	—	(2)	(14)	—	—	—	1	—	(15)
Balance at April 3, 2022	167,297	$1,673	$1,419,831	$(4,190)	$10,301	$3,233	$(444)	$(180,261)	$105,249	$1,355,392
1.    Includes a $0.035 cash dividend per common share declared in the first quarter of fiscal 2022 and expected to be paid in the second quarter of fiscal 2022.

See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained (Deficit) Earnings	Noncontrolling Interest	Total
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized Loss on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at January 3, 2021	124,987	$1,250	$845,499	$(18,660)	$23,508	$(24,610)	$(106)	$(142,197)	$163,675	$848,359
Net (loss)/income for the quarter ended April 4, 2021	—	—	—	—	—	—	—	(3,061)	2,683	(378)
Other comprehensive (loss)/income for the quarter ended April 4, 2021 before reclassifications	—	—	—	—	(2,264)	2,572	—	—	—	308
Reclassification from AOCI	—	—	—	—		2,530	—	—	—	2,530
Share-based compensation	—	—	2,368	—		—	—	—	—	2,368
Purchase of shares by noncontrolling interest	—	—	—	139		—	—	—	12,048	12,187
Distribution to noncontrolling interest	—	—	—	363		—	—	—	(2,239)	(1,876)
Other	—	—	(26)	(70)		—	—	2	(1)	(95)
Balance at April 4, 2021	124,987	$1,250	$847,841	$(18,228)	$21,244	$(19,508)	$(106)	$(145,256)	$176,166	$863,403
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Quarter Ended
	April 3, 2022 (13 weeks)	April 4, 2021 (13 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$6,458	$(378)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization expense	27,841	23,401
Deferred income taxes	(822)	593
Impairment and lease termination charges	218	1,151
Loss on disposal of property and equipment	24	116
Gain on sale-leaseback	(2,374)	—
Share-based compensation	5,041	2,368
Change in accounts and notes receivable allowances	(156)	180
Inventory write-off	251	870
Other	(1,345)	(2,798)
Change in operating assets and liabilities, excluding business acquisitions and foreign currency translation adjustments	(6,745)	15,138
Net cash provided by operating activities	28,391	40,641
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of property and equipment	(29,460)	(30,297)
Proceeds from disposals of assets	8	43
Proceeds from sale-leaseback	3,000	—
Acquisition of shops and franchise rights from franchisees, net of cash acquired	—	(33,568)
Principal payments received from loans to franchisees	15	—
Maturities of held-to-maturity debt securities	—	169
Net cash used for investing activities	(26,437)	(63,653)
CASH FLOWS (USED FOR)/FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt	28,000	40,000
Repayment of long-term debt and lease obligations	(28,697)	(14,629)
Proceeds from structured payables	74,180	65,550
Payments on structured payables	(58,361)	(64,418)
Payment of contingent consideration related to a business combination	(900)	—
Capital contribution by shareholders	240	—
Payments of issuance costs in connection with IPO	(12,458)	—
Proceeds from sale of noncontrolling interest in subsidiary	52	12,187
Distribution to shareholders	(5,855)	—
Payments for repurchase and retirement of common stock	(1,466)	—
Distribution to noncontrolling interest	(1,362)	(1,876)
Net cash (used for)/provided by financing activities	(6,627)	36,814
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,228)	(507)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(6,901)	13,295
Cash, cash equivalents and restricted cash at beginning of period	39,192	37,483
Cash, cash equivalents and restricted cash at end of period	$32,291	$50,778
Supplemental schedule of non-cash investing and financing activities:
Increase in accrual for property and equipment	$5,489	$1,123
Stock issuance under shareholder notes	191	446
Accrual for distribution to shareholders	(5,855)	—
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$31,615	$50,650
Restricted cash	676	128
Total cash, cash equivalents and restricted cash	$32,291	$50,778
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
Basis of Presentation and Consolidation
The Company operates and reports financial information on a 52 or 53-week year with the fiscal year ending on the Sunday closest to December 31. The data periods contained within fiscal years 2021 and 2022 reflect the results of operations for the 52-week periods ended January 2, 2022 and January 1, 2023, respectively. The quarters ended April 3, 2022 and April 4, 2021 were both 13-week periods.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto as of and for the year ended January 2, 2022, included in the Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet as of January 2, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations for the first quarter ended April 3, 2022 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending January 1, 2023.
Noncontrolling interest in the Company’s Condensed Consolidated Financial Statements represents the interest in subsidiaries held by joint venture partners and employee shareholders. The joint venture partners hold noncontrolling interests in the Company’s consolidated subsidiaries, Awesome Doughnut, LLC (“Awesome Doughnut”), W.K.S. Krispy Kreme, LLC (“WKS Krispy Kreme”), and Krispy K Canada, Inc. (“KK Canada”). Employee shareholders hold noncontrolling interests in the consolidated subsidiaries Krispy Kreme Holding U.K. Ltd. (“KKUK”), Krispy Kreme Holdings Pty Ltd. (“KK Australia”), Krispy Kreme Mexico S. de R.L. de C.V. (“KK Mexico”) and Insomnia Cookies Holdings, LLC (“Insomnia Cookies”). Since the Company consolidates the financial statements of these subsidiaries, the noncontrolling owners’ share of each subsidiary’s net assets and results of operations are deducted and reported as noncontrolling interest on the Condensed Consolidated Balance Sheets and as net income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and comprehensive income attributable to noncontrolling interest in the Condensed Consolidated Statements of Comprehensive Income/(Loss).

Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for the year ended January 2, 2022 included in the Annual Report on Form 10-K. There have been no material changes to the significant accounting policies during the quarter ended April 3, 2022.
Reclassifications
As previously disclosed in the Quarterly Report on Form 10-Q issued for the second quarter of fiscal 2021, on the Condensed Consolidated Statements of Operations, Marketing expenses have been reclassified (formerly presented within Selling, general and administrative expense) to be consistent with the current quarter presentation. This reclassification does not have a significant impact on the reported financial position and does not impact the results of operations or cash flows.
Recent Accounting Pronouncements
In April 2021, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. It is effective for all entities as of March 12, 2020 through December 31, 2022. A company may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company is currently evaluating the effect of the new guidance on its Condensed Consolidated Financial Statements and related disclosures.
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
Note 2 — Acquisitions
2022 Acquisitions
In the quarter ended April 3, 2022, there were no acquisitions.
2021 Acquisitions
In the first quarter of fiscal 2021, the Company acquired the business and operating assets of two franchisees, collectively consisting of 17 Krispy Kreme shops in the U.S. On October 4, 2021, the Company acquired a 60% controlling ownership interest in ten franchise shops in Canada (KK Canada). The valuation for the acquisitions requires significant estimates and assumptions. The estimates are inherently uncertain and subject to revision as additional information is obtained during the measurement period for the acquisitions. Measurement period adjustments for the 2021 acquisitions did not have a material impact to the Condensed Consolidated Financial Statements for the quarter ended April 3, 2022.

Note 3 — Inventories
The components of Inventories are as follows:

	April 3, 2022	January 2, 2022
Raw materials	$17,042	$15,278
Work in progress	444	700
Finished goods and purchased merchandise	23,559	18,873
Total inventories	$41,045	$34,851
Note 4 — Goodwill and Other Intangible Assets, net
Goodwill
Changes in the carrying amount of goodwill by reportable segment are as follows:

	U.S. and Canada	International	Market Development	Total
Balance as of January 2, 2022	$688,048	$283,342	$133,932	$1,105,322
Foreign currency impact	295	(494)	—	(199)
Balance as of April 3, 2022	$688,343	$282,848	$133,932	$1,105,123
Acquisitions of franchises result in a reclassification of goodwill between segments.
Other Intangible Assets, net
Other intangible assets consist of the following:

	April 3, 2022			January 2, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible assets with indefinite lives
Trade name	$657,900	$—	$657,900	$657,900	$—	$657,900
Intangible assets with definite lives
Franchise agreements	32,545	(8,756)	23,789	32,545	(8,369)	24,176
Customer relationships	15,000	(4,899)	10,101	15,000	(4,684)	10,316
Reacquired franchise rights	383,941	(90,187)	293,754	384,305	(84,177)	300,128
Website development costs	6,500	(6,500)	—	6,500	(6,500)	—
Total intangible assets with definite lives	437,986	(110,342)	327,644	438,350	(103,730)	334,620
Total intangible assets	$1,095,886	$(110,342)	$985,544	$1,096,250	$(103,730)	$992,520
Amortization expense related to intangible assets included in depreciation and amortization expense was $7.3 million for the quarter ended April 3, 2022 and $7.4 million for the quarter ended April 4, 2021.

Note 5 — Leases
The Company included the following amounts related to operating and finance lease assets and liabilities within the Condensed Consolidated Balance Sheets:

		As of
		April 3, 2022	January 2, 2022
Assets	Classification
Operating lease	Operating lease right of use asset, net	$432,374	$435,168
Finance lease	Property and equipment, net	19,558	19,298
Total leased assets		$451,932	$454,466
Liabilities
Current
Operating lease	Current operating lease liabilities	$49,474	$50,359
Finance lease	Current portion of long-term debt	1,667	1,583
Noncurrent
Operating lease	Noncurrent operating lease liabilities	413,765	415,208
Finance lease	Long-term debt, less current portion	23,129	22,890
Total leased liabilities		$488,035	$490,040
Lease costs were as follows:

		Quarter Ended
		April 3, 2022	April 4, 2021
Lease cost	Classification
Operating lease cost	Selling, general and administrative expense	$564	$710
Operating lease cost	Operating expenses	21,883	20,338
Short-term lease cost	Operating expenses	1,045	772
Variable lease costs	Operating expenses	5,007	3,079
Sublease income	Royalties and other revenues	(69)	(80)
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization expense	$584	$798
Interest on lease liabilities	Interest expense, net	445	593
Supplemental disclosures of cash flow information related to leases were as follows:

	Quarter Ended
	April 3, 2022	April 4, 2021
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$25,080	$22,196
Operating cash flows for finance leases	449	512
Financing cash flows for finance leases	447	879
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$7,833	$26,275
Finance leases	284	1,788
There were no lease termination charges in the quarters ended April 3, 2022 and April 4, 2021.
In March 2022, the Company completed a sale-leaseback transaction whereby it disposed of the land at one real estate property for proceeds of $3.0 million. The Company subsequently leased back the property, which is accounted for as an operating lease. The Company recognized a gain on sale of $2.6 million, which is included in Other income, net on the Condensed Consolidated

Statement of Operations for the quarter ended April 3, 2022. There were no sale-leaseback transactions completed in the quarter ended April 4, 2021.
Note 6 — Fair Value Measurements
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of April 3, 2022 and January 2, 2022:

	April 3, 2022
	Level 1	Level 2	Level 3
Assets:
401(k) mirror plan assets	$104	$—	$—
Interest rate derivatives	—	4,311	—
Commodity derivatives	—	2,347	—
Total Assets	$104	$6,658	$—
Liabilities:
Foreign currency derivatives	—	442	—
Total Liabilities	$—	$442	$—

	January 2, 2022
	Level 1	Level 2	Level 3
Assets:
401(k) mirror plan assets	$111	$—	$—
Commodity derivatives	—	1,486	—
Total Assets	$111	$1,486	$—
Liabilities:
Foreign currency derivatives	—	80	—
Interest rate derivatives	—	14,667	—
Total Liabilities	$—	$14,747	$—
There were no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the quarter ended April 3, 2022 and fiscal year ended January 2, 2022. The Company’s derivatives are valued using discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates.
Note 7 — Derivative Instruments
Commodity Price Risk
The Company uses forward contracts to protect against the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant, and the cost of gasoline used by its delivery vehicles. Management has not designated these forward contracts as hedges. As of April 3, 2022 and January 2, 2022, the total notional amount of commodity derivatives was 2.3 million and 1.9 million gallons of gasoline, respectively. They were scheduled to mature between April 4, 2022 and December 1, 2023 and January 3, 2022 and March 31, 2023, respectively. As of April 3, 2022 and January 2, 2022, the Company recorded an asset of $2.3 million and $1.5 million, respectively, related to the fair market values of its commodity derivatives. The settlement of commodity derivative contracts is reported in the Condensed Consolidated Statements of Cash Flows as a cash flow from operating activities.
Interest Rate Risk
The Company is exposed to interest rate risk related to its borrowing obligations. From time to time, the Company enters into interest rate swap arrangements to manage the risk. Management has designated the swap agreements as cash flow hedges and recognized the changes in the fair value of these swaps in other comprehensive income. As of April 3, 2022 and January 2, 2022, the Company has recorded assets of $4.3 million and liabilities of $14.7 million, respectively, related to the fair market values of its interest rate derivatives. The cash flows associated with the interest rate swaps are reflected in operating activities in the Condensed Consolidated Statements of Cash Flows, which is consistent with the classification as operating activities of the interest payments on the term loan.
Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency risk primarily from its investments in consolidated subsidiaries that operate in Canada, the U.K., Ireland, Australia, New Zealand, Mexico and Japan. In order to mitigate foreign exchange fluctuations, the Company enters into foreign exchange forward contracts. Management has not designated these forward contracts as hedges. As of April 3, 2022 and January 2, 2022, the total notional amount of foreign exchange derivatives was $73.6 million and $51.8 million, respectively. They were scheduled to mature in April 2022 and between January 2022 and February 2022, respectively. The Company recorded a liability of $0.4 million and $0.1 million as of April 3, 2022 and January 2, 2022, respectively, related to the fair market values of its foreign exchange derivatives.
Quantitative Summary of Derivative Positions and Their Effect on Results of Operations
The following tables present the fair values of derivative instruments included in the Condensed Consolidated Balance Sheets as of April 3, 2022 and January 2, 2022, for derivatives not designated as hedging instruments and derivatives designated as hedging instruments, respectively. The Company only has cash flow hedges that are designated as hedging instruments.

	Derivatives Fair Value
Derivatives Not Designated as Hedging Instruments	April 3, 2022	January 2, 2022	Balance Sheet Location
Commodity derivatives	$2,347	$1,486	Prepaid expense and other current assets
Total Assets	$2,347	$1,486
Foreign currency derivatives	$442	$80	Accrued liabilities
Total Liabilities	$442	$80

	Derivatives Fair Value
Derivatives Designated as Hedging Instruments	April 3, 2022	January 2, 2022	Balance Sheet Location
Interest rate derivatives	$3,097	$—	Prepaid expense and other current assets
Interest rate derivatives	1,214	—	Other assets
Total Assets	$4,311	$—
Interest rate derivatives	—	8,535	Accrued liabilities
Interest rate derivatives	—	6,132	Other long-term obligations and deferred credits
Total Liabilities	$—	$14,667
The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the quarter ended April 3, 2022 and April 4, 2021 is as follows:

	Derivative Gain/(Loss) Recognized in Income for the Quarter Ended
Derivatives Designated as Hedging Instruments	April 3, 2022	April 4, 2021	Location of Derivative Gain/(Loss) Recognized in Income
Loss on interest rate derivatives	$(2,510)	$(2,530)	Interest expense, net
	$(2,510)	$(2,530)

	Derivative Gain/(Loss) Recognized in Income for the Quarter Ended
Derivatives Not Designated as Hedging Instruments	April 3, 2022	April 4, 2021	Location of Derivative Gain/(Loss) Recognized in Income
Loss on foreign currency derivatives	$(363)	$(611)	Other non-operating income, net
Gain on commodity derivatives	861	993	Other non-operating income, net
	$498	$382

Note 8 — Share-based Compensation
Restricted Stock Units (“RSUs”)
The Company and certain of its subsidiaries issue time-vested RSUs under their respective executive ownership plans and long-term incentive plans.
Effective March 22, 2022 (the “modification date”), the Company amended certain time-vested RSU agreements issued in fiscal 2021 to change the vesting terms to a graded-vesting schedule over a 54-month period subsequent to the original commencement date (with one-third vesting in 18 months following the vesting commencement date, one-third vesting in 36 months, and one-third vesting in 54 months). The impacted awards previously had a 54-month cliff vesting schedule. The modification affected approximately 615 grantees and approximately 1.1 million unvested RSUs. The amended vesting terms as of the modification date resulted in no incremental compensation cost and the remaining unrecognized compensation cost for each award will be recognized on a straight-line basis over the remaining requisite service period for the entire award.
The majority of new awards granted in the first quarter of fiscal 2022 vest over a 60-month period subsequent to the grant date (with 60% vesting during the third year following the grant date, 20% vesting during the fourth year, and 20% vesting at the end of the 60-month term).
RSU activity under the Company’s various plans during the periods presented is as follows:

(in thousands, except per share amounts)	Non-vested shares outstanding at January 2, 2022	Granted	Vested	Forfeited	Non-vested shares outstanding at April 3, 2022
KKI
RSUs	5,866	888	73	152	6,530
Weighted Average Grant Date Fair Value	$13.78	14.50	9.19	14.78	$13.91
KKUK
RSUs	60	—	—	—	60
Weighted Average Grant Date Fair Value	$15.77	—	—	—	$15.77
Insomnia Cookies
RSUs	33	10	—	2	41
Weighted Average Grant Date Fair Value	$79.66	169.70	—	89.81	$101.03
KK Australia
RSUs	1,897	21	—	—	1,918
Weighted Average Grant Date Fair Value	$1.48	1.73	—	—	$1.49
KK Mexico
RSUs	58	2	—	—	60
Weighted Average Grant Date Fair Value	$32.86	40.14	—	—	$33.08
The Company recorded total non-cash compensation expense related to RSUs under the plans of $4.2 million for the quarter ended April 3, 2022, and $2.4 million for the quarter ended April 4, 2021.

The unrecognized compensation cost related to the unvested RSUs and the weighted-average period over which such cost is expected to be recognized are as follows:

	As of April 3, 2022
	Unrecognized Compensation Cost	Recognized Over a Weighted-Average Period of
KKI	$63,775	3.4 years
KKUK	370	1.7 years
Insomnia Cookies	3,208	3.5 years
KK Australia	512	0.8 years
KK Mexico	$1,676	3.7 years
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

A summary of the status of the time-vested stock options as of January 2, 2022 and changes during the first quarter of fiscal 2022 is presented below:

	Share Options Outstanding At				Share Options Outstanding At
(in thousands, except per share amounts)	January 2, 2022	Granted	Exercised	Forfeited or Expired	April 3, 2022
KKI
Options	2,817	—	—	—	2,817
Weighted Average Grant Date Fair Value	$6.10	—	—	—	$6.10
Weighted Average Exercise Price	$14.61	—	—	—	$14.61
The Company recorded total non-cash compensation expense related to the time-vested stock options of $0.8 million for the quarter ended April 3, 2022. No such expenses were recorded for the quarter ended April 4, 2021.
The unrecognized compensation cost related to the unvested stock options and the weighted-average period over which such cost is expected to be recognized are as follows:

	As of April 3, 2022
	Unrecognized Compensation Cost	Recognized Over a Weighted-Average Period of
KKI	$13,031	4.1 years
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
The Company’s effective income tax rates were 37.04% for the quarter ended April 3, 2022 and 223.13% for the quarter ended April 4, 2021. The Company’s effective income tax rate for the quarter ended April 3, 2022 differed from the respective statutory rates primarily due to disallowed executive compensation expense and by the mix of income and taxes attributable to foreign jurisdictions. The Company’s effective income tax rate for the quarter ended April 4, 2021 was unusual given an insignificant discrete item and pre-tax income that was close to break-even during the period. The Company’s effective tax rate was also impacted by the mix of income and taxes attributable to foreign jurisdictions.
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
TSW Food, LLC litigation
On November 13, 2020, TSW Foods, LLC (“TSW”), a reseller of certain Krispy Kreme packaged products, filed a demand for arbitration and statement of claim alleging Anticipatory Repudiation of the Master Reseller Agreement, Breach of the Master Reseller Agreement, and Breach of the Implied Covenant of Good Faith and Fair Dealing. The Company intends to vigorously defend against TSW’s claims and prosecute its counterclaims. The parties held a voluntary, non-binding mediation for November 11, 2021. At this time the Company is unable to predict the outcome of this matter, the potential loss or range of loss, if any, associated with the resolution of this matter or any potential effect it may have on the Company or its operations.
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
Other Commitments and Contingencies
One of the Company’s primary banks issued letters of credit on its behalf totaling $10.3 million and $8.5 million as of April 3, 2022 and January 2, 2022, respectively, a majority of which secure the Company’s reimbursement obligations to insurers under its self-insurance arrangements.
Note 11 — Related Party Transactions
As of April 3, 2022 and January 2, 2022, the Company had an equity ownership in two franchisees, KremeWorks USA, LLC (20% ownership) and KremeWorks Canada, L.P. (25% ownership), with an aggregate carrying value of $1.0 million and $1.1 million as of April 3, 2022 and January 2, 2022, respectively. Revenues from sales of ingredients and equipment to these franchisees were $2.0 million for the quarter ended April 3, 2022, and $1.8 million for the quarter ended April 4, 2021. Royalty revenues from these franchisees were $0.3 million for the quarter ended April 3, 2022, and $0.3 million for the quarter ended April 4, 2021. Trade receivables from these franchisees are included in Accounts receivable, net on the Condensed Consolidated Balance Sheets, which were $0.5 million and $0.4 million as of April 3, 2022 and January 2, 2022, respectively.

Keurig Dr Pepper Inc. (“KDP”), an affiliated company of JAB Holdings B.V. (“JAB”), licenses the Krispy Kreme trademark for the Company in the manufacturing of portion packs for the Keurig brewing system. KDP also sells beverage concentrates and packaged beverages to Krispy Kreme for resale through Krispy Kreme’s shops. Licensing revenues from KDP were $0.5 million for the quarter ended April 3, 2022, and $0.5 million for the quarter ended April 4, 2021.
The Company had service agreements with BDT Capital Partners, LLC (“BDT”), a minority investor in KKI, to provide advisory services to the Company, including valuation services related to certain acquisitions. The Company recognized expenses of $0.6 million related to the service agreements with BDT for the quarter ended April 4, 2021. No related expenses were incurred for the quarter ended April 3, 2022.
The Company was party to a senior unsecured note agreement (the “original agreement”) with Krispy Kreme, G.P. (“KK GP”) for an aggregate principal amount of $283.1 million. In April 2019, the Company entered into an additional unsecured note with KK GP for $54.0 million (such notes together, the “Related Party Notes”). As of January 3, 2021, the outstanding amount of principal and interest was $344.6 million. The Related Party Notes were paid off in full during the second quarter of fiscal 2021. The interest expense was $5.6 million for the quarter ended April 4, 2021. No interest expense was incurred for the quarter ended April 3, 2022.
The Company granted loans to employees of KKI, KKUK, KK Australia, KK Mexico and Insomnia Cookies for the purchase of shares in those entities. The loan balance was $4.2 million and $4.4 million as of April 3, 2022 and January 2, 2022, respectively, and it is presented as a reduction from Shareholders’ equity on the Condensed Consolidated Balance Sheet.

Note 12 — Revenue Recognition
Disaggregation of Revenues
Revenues are disaggregated as follows:

	Quarter Ended
	April 3, 2022	April 4, 2021
Company Shops, DFD and Branded Sweet Treat Line	$351,834	$300,495
Mix and equipment revenue from franchisees	12,218	13,090
Franchise royalties and other	8,480	8,224
Total net revenues	$372,532	$321,809
Other revenues include advertising fund contributions, rental income, development and franchise fees, and licensing royalties from Keurig related to Krispy Kreme brands coffee sales.
Contract Balances
Deferred revenue subject to Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and related receivables are as follows:

	April 3, 2022	January 2, 2022	Balance Sheet Location
Trade receivables, net of allowances of $118 and $896, respectively	$40,053	$41,132	Accounts receivables, net
Deferred revenue:
Current	16,649	17,458	Accrued liabilities
Noncurrent	3,090	2,981	Other long-term obligations and deferred credits
Total deferred revenue	$19,739	$20,439

Note 13 — Net Earnings/(Loss) per Share
The following table presents the calculations of basic and diluted EPS:

	Quarter Ended
(in thousands, except per share amounts)	April 3, 2022	April 4, 2021
Net income/(loss) attributable to Krispy Kreme, Inc.	$4,002	$(3,061)
Adjustment to net income/(loss) attributable to common shareholders	(374)	(141)
Net income/(loss) attributable to common shareholders - Basic	$3,628	$(3,202)
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(40)	(85)
Net income/(loss) attributable to common shareholders - Diluted	$3,588	$(3,287)
Basic weighted average common shares outstanding	167,261	124,987
Dilutive effect of outstanding common stock options and RSUs	2,224	—
Diluted weighted average common shares outstanding	169,485	124,987
Earnings/(loss) per share attributable to common shareholders:
Basic	$0.02	$(0.03)
Diluted	$0.02	$(0.03)
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
The following table summarizes the gross number of potential dilutive unvested RSUs excluded due to antidilution (unadjusted for the treasury stock method):

	Quarter Ended
(in thousands)	April 3, 2022	April 4, 2021
KKI	11	4,809
KKUK	—	3
Insomnia Cookies	10	—
KK Australia	—	1,923
KK Mexico	2	25
For the quarter ended April 3, 2022, all 2.8 million time-vested stock options were excluded from the computation of diluted weighted average common shares outstanding based on application of the treasury stock method. For the quarter ended April 4, 2021, no time-vested stock options were excluded from the computation as they were not granted until the second quarter of fiscal 2021.

Note 14 — Segment Reporting
The Company conducts business through the three reportable segments: U.S. and Canada, International, and Market Development. Unallocated corporate costs are excluded from the Company’s measurement of segment performance. These costs include general corporate expenses.
The reportable segment results are as follows:

	Quarter Ended
	April 3, 2022	April 4, 2021
Net revenues:
U.S. and Canada	$253,127	$222,470
International	87,201	66,506
Market Development	32,204	32,833
Total net revenues	$372,532	$321,809

	Quarter Ended
	April 3, 2022	April 4, 2021
Segment Adjusted EBITDA:
U.S. and Canada	$33,608	$27,563
International	17,244	15,348
Market Development	11,287	10,891
Corporate	(13,232)	(7,399)
	48,907	46,403
Interest expense, net	7,351	8,249
Interest expense — related party(1)	—	5,566
Income tax expense	3,800	685
Depreciation and amortization expense	27,841	23,401
Share-based compensation	5,041	2,368
Employer payroll taxes related to share-based compensation	55	—
Other non-operating income, net(2)	(321)	(442)
Acquisition and integration expenses(3)	517	2,152
Shop closure expenses(4)	230	—
IPO-related expenses(5)	—	3,476
Gain on sale-leaseback	(2,374)	—
Other(6)	309	1,326
Net income/(loss)	$6,458	$(378)

1.Consists of interest expense related to the Related Party Notes which were paid off in full during the quarter ended July 4, 2021.
2.Primarily foreign translation gains and losses in each period.
3.Consists of acquisition and integration-related costs in connection with the Company’s business and franchise acquisitions, including legal, due diligence, consulting and advisory fees incurred in connection with acquisition and integration-related activities for the applicable period.
4.Includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment.
5.Includes consulting and advisory fees incurred in connection with preparation for and execution of the Company’s IPO.
6.The quarters ended April 3, 2022 and April 4, 2021 consist primarily of legal expenses incurred outside the ordinary course of business on matters described in Note 10, Commitments and Contingencies.
Note 15 — Subsequent Events
The Company evaluated subsequent events and transactions for potential recognition or disclosure in the Condensed Consolidated Financial Statements through May 11, 2022, the date the Condensed Consolidated Financial Statements were available to be issued. All subsequent events requiring recognition and disclosure have been incorporated into these Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended January 2, 2022, and in other reports filed subsequently with the SEC.
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties. The words “believe,” “may,” “could,” “will,” “should,” “anticipate,” “estimate,” “expect,” “outlook,” “guidance,” or similar words, or the negative of these words, identify forward-looking statements. Such forward-looking statements are based on certain assumptions and estimates that we consider reasonable but are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial conditions, business, prospects, growth strategy and liquidity. Accordingly, there are, or will be, important factors that could cause our actual results to differ materially from those indicated in these statements. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results could differ materially from the forward-looking statements included herein. Factors that could cause actual results to differ from those expressed in forward-looking statements include, without limitation, the risks and uncertainties described under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2022, filed by us with the SEC and described in the other filings we make from time to time with the SEC. We believe that these factors include, but are not limited to, the impact of pandemics, changes in consumer preferences, the impact of inflation, and our ability to execute on our omni-channel business strategy. These forward-looking statements are made only as of the date of this document, and we do not undertake any obligation, other than as may be required by applicable law, to update or revise any forward-looking or cautionary statement to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise.
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
The following table presents a summary of our financial results for the periods presented:

	Quarter Ended
(in thousands except percentages)	April 3, 2022	April 4, 2021	% Change
Total Net Revenues	$372,532	$321,809	15.8%
Net Income/(Loss)	6,458	(378)	1,808.5%
Adjusted Net Income	16,083	17,626	-8.8%
Adjusted EBITDA	48,907	46,403	5.4%
We generated 15.0% organic revenue growth for the quarter ended April 3, 2022.
Executing on our Omni-channel Strategy
We made strong progress on the execution of our omni-channel model to start the year, where we focus on being able to deliver fresh doughnuts to where our consumers are located. We continue to add quality points of access across our network as we convert markets into fully implemented Hub and Spoke models, including 600 new points of access in the first quarter of fiscal 2022 to surpass 11,000 global points of access. The primary driver of the increased points of access during the first quarter was the continued expansion of our DFD network in alignment with our transformation strategy, as we added 561 DFD Doors globally, including 207 DFD Doors to the U.S. and Canada segment, 306 to the International segment, and 48 to the Market Development segment. The increase in DFD Doors is the result of our focus on executing our omni-channel strategy to drive our transformation. As highlighted by the more developed model within the International segment, the capital-efficient Hub and Spoke distribution model increases accessibility to our consumers and drives higher profitability and increased margins as evidenced by our Net Income and Adjusted EBITDA growth in the period to $6.5 million and $48.9 million, respectively. We expect DFD growth to continue to be one of our most significant drivers of earnings growth, through both increased door count and growth in average revenue per door per week (“APD”), which rose by over 25% in the U.S. and Canada in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021.
The increase in points of access and the strong growth in APD in the U.S. and Canada allowed our trailing four quarters Sales per Hub to increase from $3.6 million in the first quarter of fiscal 2021 to $4.3 million in the first quarter of fiscal 2022. Our trailing four quarters International Sales per Hub also increased from $6.5 million to $9.7 million for the same periods. Our goal is to continue to grow our Sales per Hub over time, which we believe will drive higher margins and higher return on invested capital.
The beneficial impacts of the omni-channel model are coming at an important time, as the macroeconomic environment of the first quarter of fiscal 2022 has been challenging with supply chain disruption, inflationary pressures in commodities and labor costs, and the continuing effects of the COVID-19 pandemic. Our strategy has enabled us to successfully navigate these challenges through efficiencies gained from our Hub and Spoke model and we have leveraged successful price increases to offset labor and commodity inflation to deliver a strong first quarter to fiscal 2022.
Growing our Global Presence
Another of our key strategic initiatives is to increase our global presence as we become the Most Loved Sweet Treat Brand in the World. We continue to grow the percentage of our revenues and Adjusted EBITDA generated outside the U.S. We expect to open in at least three new countries a year, with a key focus in Western Europe and select Asian and South American countries. We have recently signed new franchise agreements with plans to open Krispy Kreme-branded shops in Chile, Costa Rica, Jordan and Switzerland in fiscal 2022 or 2023, and we expect to have further announcements throughout the year as we grow our global business.
Ecommerce, Brand, and Innovation
Ecommerce represented 17.4% of our retail sales for the quarter, up from less than 10% pre-pandemic and 17.2% for the full fiscal year 2021. We continue to strengthen our capabilities with our application to increase relevancy and targeting and to expand with additional third party partners. Branding and innovation are also key capabilities that drive our business and keep us relevant across all the consumer touchpoints in our omni-channel model. The power of our brand gives us strong pricing power – sometimes up to 50% more per individual item. Innovation remains a significant driver of frequency as we create and introduce premium, fresh and buzz-worthy offerings to consumers across our points of access. We had highly successful seasonal activations across the globe during the quarter, including our Lunar New Year, Valentine’s Day and St. Patrick’s Day limited time offerings (“LTOs”).

Krispy Kreme
Hechas de Puro
AMOR
Triple chocolate
Chocolate oscuro
Matcha con chocolate blanco
Chocolate con fresa

Mexico

Valentine's
DOUGH-NOTES
Red Velvet Edition
Krispy Kreme

South Africa

Krispy Kreme
Dreamy
Valentine's

Philippines

Valentine's
DOUGH-NOTES
DOZEN
قولها مع كرسبي كريم
60
Krispy Kreme

Middle East

Krispy Kreme
Qué dulce
ES EL
Amor
minis

Krispy Kreme
Qué dulce
ES EL
Amor

Panama

Krispy Kreme

Myanmar

Krispy Kreme
Sprinkled heart
Chocolate caramel heart
Valentine's
DOUGH-NOTES
Red velvet heart

India

the
Valentine's
DOZEN
Sprinkle a little Love
$12.99
Krispy Kreme
Bee Mine
Beary Best Valentine
My Batter Half

United States

Key Performance Indicators and Non-GAAP Measures
We monitor the key business indicators and non-GAAP metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The calculation of the key business indicators discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.
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

The following table presents our global points of access, by segment and type, as of the end of the first quarter of fiscal 2022, first quarter of fiscal 2021 and fiscal 2021, respectively:

	Global Points of Access (1)
	Quarter Ended		Fiscal Year Ended
	April 3, 2022	April 4, 2021	January 2, 2022
U.S. and Canada: (2)
Hot Light Theater Shops	244	236	241
Fresh Shops	67	59	66
Cookie Shops	217	191	210
Carts, Food Trucks, and Other (3)	2	—	2
DFD Doors	5,411	4,712	5,204
Total	5,941	5,198	5,723
International:
Hot Light Theater Shops	32	29	32
Fresh Shops	376	361	370
Carts, Food Trucks, and Other (3)	1	—	1
DFD Doors	2,794	2,185	2,488
Total	3,203	2,575	2,891
Market Development: (4)
Hot Light Theater Shops	109	111	109
Fresh Shops	804	730	782
Carts, Food Trucks, and Other (3)	31	30	31
DFD Doors	939	474	891
Total	1,883	1,345	1,813
Total Global Points of Access (as defined)	11,027	9,118	10,427
Total Hot Light Theater Shops	385	376	382
Total Fresh Shops	1,247	1,150	1,218
Total Cookie Shops	217	191	210
Total Shops	1,849	1,717	1,810
Total Carts, Food Trucks, and Other	34	30	34
Total DFD Doors	9,144	7,371	8,583
Total Global Points of Access (as defined)	11,027	9,118	10,427
1.Excludes Branded Sweet Treat Line distribution points.
2.Includes points of access that were acquired from a franchisee in the Canada during the fourth quarter of fiscal 2021. These points of access were previously included in the Market Development segment. See Note 2, Acquisitions, to our Condensed Consolidated Financial Statements for further information.

3.Carts and Food Trucks are non-producing, mobile (typically on wheels) facilities without walls or a door where product is received from a Hot Light Theater Shop or Doughnut Factory. They are primarily found in international locations, in airports, train stations, etc. Comparative data has been included in all periods presented above.
4.Includes locations in Japan, which were acquired in the fourth quarter of fiscal 2020 and are now Company-owned. All remaining points of access in the Market Development segment relate to our franchise business.
As of April 3, 2022, we had 11,027 global points of access, with 1,849 Krispy Kreme and Insomnia Cookies branded shops, 34 Carts and Food Trucks, and 9,144 DFD Doors. During the first quarter of fiscal 2022, we added a net 39 additional shops globally, including three Hot Light Theater Shops, 29 Fresh Shops, and seven Insomnia Cookie Shops. We added 561 new DFD Doors during the quarter as we continue to focus on the expansion of our Hub and Spoke model. We plan to continue adding new locations and expanding our Ecommerce and delivery platform in order to extend the availability of our products.
We also utilize “Hubs” as a key performance indicator. Our transformation is driven by the implementation of an omni-channel strategy to reach more consumers where they are and drive revenue growth, and this strategy is supported by a capital-efficient Hub and Spoke distribution model that provides a route to market and powers profitability. Our Hot Light Theater shops and Doughnut Factories serve as centralized production facilities (“Hubs”). From these Hubs, we deliver doughnuts to our Fresh Shops, Carts and Food Trucks, Dark Shops, and DFD Doors (“Spokes”) through an integrated network of company-operated delivery routes, ensuring quality and freshness. A Dark Shop is a non-consumer facing, non-producing facility where product is received from a Hub and stored until taken out for delivery, typically via Ecommerce channels.
The following table presents our Hubs, by segment and type, as of the end of the first quarter of fiscal 2022, first quarter of fiscal 2021 and fiscal 2021, respectively:

	Hubs
	Quarter Ended		Fiscal Year Ended
	April 3, 2022	April 4, 2021	January 2, 2022
U.S. and Canada:
Hot Light Theater Shops (1)	241	232	238
Doughnut Factories	4	5	4
Total	245	237	242
Hubs with Spokes	125	113	126
International:
Hot Light Theater Shops (1)	26	27	25
Doughnut Factories	11	11	11
Total	37	38	36
Hubs with Spokes	37	38	36
Market Development:
Hot Light Theater Shops (1)	106	110	106
Doughnut Factories	27	25	27
Total	133	135	133
Total Hubs	415	410	411
1.Includes only Hot Light Theater Shops and excludes Mini Theaters. A Mini Theater is a Spoke location that produces some doughnuts for itself and also receives doughnuts from another producing location.
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
Organic Revenue Growth
We define “organic revenue growth” as the growth in revenues, excluding (i) acquired shops owned by us for less than twelve months following their acquisition, (ii) the impact of foreign currency exchange rate changes, and (iii) the impact of revenues generated during the 53rd week for those fiscal years that have a 53rd week based on our fiscal calendar defined in Note 1, Description of Business and Summary of Significant Accounting Policies. See “Results of Operations” for our organic growth calculations for the periods presented.
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
Adjusted EBITDA and Adjusted Net Income have certain limitations, including adjustments for income and expense items that are required by GAAP. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as share-based compensation. Our presentation of Adjusted EBITDA and Adjusted Net Income should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using Adjusted EBITDA and Adjusted Net Income supplementally.
The following tables present a reconciliation of net income/(loss) to Adjusted EBITDA and net loss to Adjusted Net Income for the periods presented:

	Quarter Ended
(in thousands)	April 3, 2022	April 4, 2021
Net income/( loss)	$6,458	$(378)
Interest expense, net	7,351	8,249
Interest expense — related party(1)	—	5,566
Income tax expense	3,800	685
Depreciation and amortization expense	27,841	23,401
Share-based compensation	5,041	2,368
Employer payroll taxes related to share-based compensation	55	—
Other non-operating income, net(2)	(321)	(442)
Acquisition and integration expenses(3)	517	2,152
Shop closure expenses(4)	230	—
IPO-related expenses(5)	—	3,476
Gain on sale-leaseback	(2,374)	—
Other(6)	309	1,326
Adjusted EBITDA	$48,907	$46,403

	Quarter Ended
(in thousands)	April 3, 2022	April 4, 2021
Net income/( loss)	$6,458	$(378)
Interest expense — related party(1)	—	5,566
Share-based compensation	5,041	2,368
Employer payroll taxes related to share-based compensation	55	—
Other non-operating income, net(2)	(321)	(442)
Acquisition and integration expenses(3)	517	2,152
Shop closure expenses(4)	230	—
IPO-related expenses(5)	—	3,476
Gain on sale-leaseback	(2,374)	—
Other(6)	309	1,326
Amortization of acquisition related intangibles(7)	7,246	7,449
Tax impact of adjustments(8)	(1,078)	(4,022)
Tax specific adjustments(9)	—	131
Adjusted net income	$16,083	$17,626
1.Consists of interest expense related to the Related Party Notes which were paid off in full during the quarter ended July 4, 2021.
2.Primarily foreign translation gains and losses in each period.
3.Consists of acquisition and integration-related costs in connection with the Company’s business and franchise acquisitions, including legal, due diligence, consulting and advisory fees incurred in connection with acquisition and integration-related activities for the applicable period.
4.Includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment.
5.Includes consulting and advisory fees incurred in connection with preparation for and execution of the Company’s IPO.
6.The quarters ended April 3, 2022 and April 4, 2021 consist primarily of legal expenses incurred outside the ordinary course of business on matters described in Note 10, Commitments and Contingencies.
7.Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the Condensed Consolidated Statements of Operations.
8.Tax impact of adjustments calculated applying the applicable statutory rates. The quarter ended April 3, 2022 also includes the impact of disallowed executive compensation expense.
9.The quarter ended April 4, 2021 consists primarily of the effect of tax law changes on existing temporary differences.
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

Sales per Hub was as follows for each of the trailing four quarters periods below:

	Trailing Four Quarters Ended	Fiscal Year Ended
(in thousands, unless otherwise stated)	April 3, 2022	January 2, 2022	January 3, 2021
U.S. and Canada:
Revenues	$959,070	$928,413	$782,717
Non-Fresh Revenues (1)	(40,264)	(37,311)	(128,619)
Fresh Revenues from Insomnia Cookies and Hubs without Spokes (2)	(405,551)	(415,768)	(323,079)
Sales from Hubs with Spokes	513,255	475,334	331,019
Sales per Hub (millions)	4.3	4.0	3.5

International:
Sales from Hubs with Spokes (3)	$353,690	$332,995	$230,185
Sales per Hub (millions)	9.7	9.1	6.4
1.Includes legacy wholesale business revenues and Branded Sweet Treat Line revenues.
2.Includes Insomnia Cookies revenues and Fresh Revenues generated by Hubs without Spokes.
3.Total International net revenues is equal to Fresh Revenues from Hubs with Spokes for that business segment.
In our International segment, where the Hub and Spoke model is most developed, Sales per Hub reached $9.7 million, up from $9.1 million in the full fiscal year 2021, and also up from pre-pandemic levels in the full fiscal year 2020. The International segment illustrates the benefits of leveraging our Hub and Spoke model in the most efficient way to grow the business, as shown by the its quick recovery from the impacts of the COVID-19 pandemic and growth in profit margins. In the U.S. and Canada segment, we reached Sales per Hub of $4.3 million, up from $4.0 million in the full fiscal year 2021 and up from $3.5 million at the beginning of our transformation in 2020. U.S. and Canada growth was driven by our efforts to increase the number of DFD Doors served by our Hubs and to increase APD for the DFD Door portfolio, as the segment makes progress toward optimizing the model to look more like International. As we further extend the Hub and Spoke model into existing and new markets around the world, we expect to see this measure continue to grow.

Results of Operations
The following comparisons are historical results and are not indicative of future results which could differ materially from the historical financial information presented.
Quarter ended April 3, 2022 compared to the Quarter ended April 4, 2021
The following table presents our unaudited condensed consolidated results of operations for the quarter ended April 3, 2022 and the quarter ended April 4, 2021:

	Quarter Ended
	April 3, 2022		April 4, 2021		Change
(in thousands except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$364,052	97.7%	$313,585	97.4%	$50,467	16.1%
Royalties and other revenues	8,480	2.3%	8,224	2.6%	256	3.1%
Total net revenues	372,532	100.0%	321,809	100.0%	50,723	15.8%
Product and distribution costs	96,111	25.8%	79,997	24.9%	16,114	20.1%
Operating expenses	168,726	45.3%	147,541	45.8%	21,185	14.4%
Selling, general and administrative expense	53,711	14.4%	49,537	15.4%	4,174	8.4%
Marketing expenses	10,159	2.7%	9,507	3.0%	652	6.9%
Pre-opening costs	1,329	0.4%	1,391	0.4%	(62)	-4.5%
Other income, net	(2,633)	-0.7%	(3,245)	-1.0%	612	-18.9%
Depreciation and amortization expense	27,841	7.5%	23,401	7.3%	4,440	19.0%
Operating income	17,288	4.6%	13,680	4.3%	3,608	26.4%
Interest expense, net	7,351	2.0%	8,249	2.6%	(898)	-10.9%
Interest expense — related party	—	—%	5,566	1.7%	(5,566)	-100.0%
Other non-operating income, net	(321)	-0.1%	(442)	-0.1%	121	-27.4%
Income before income taxes	10,258	2.8%	307	0.1%	9,951	3,241.4%
Income tax expense	3,800	1.0%	685	0.2%	3,115	454.7%
Net income/(loss)	6,458	1.7%	(378)	-0.1%	6,836	1,808.5%
Net income attributable to noncontrolling interest	2,456	0.7%	2,683	0.8%	(227)	-8.5%
Net income/(loss) attributable to Krispy Kreme, Inc.	$4,002	1.1%	$(3,061)	-1.0%	$7,063	230.7%
Product sales: Product sales increased $50.5 million, or 16.1%, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022. Approximately $8.4 million of the increase in product sales was attributable to shops acquired from franchisees.
Royalties and other revenues: Royalties and other revenues increased $0.3 million, or 3.1%, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022, driven by activity related to the start of business with franchisees in new markets such as Chile, Costa Rica, Jordan, and Switzerland.

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the quarter ended April 3, 2022 compared to the quarter ended April 4, 2021:

(in thousands except percentages)	U.S. and Canada	International	Market Development	Total Company
Total net revenues in first quarter of fiscal 2022	$253,127	$87,201	$32,204	$372,532
Total net revenues in first quarter of fiscal 2021	222,470	66,506	32,833	321,809
Total Net Revenues Growth	30,657	20,695	(629)	50,723
Total Net Revenues Growth %	13.8%	31.1%	-1.9%	15.8%
Impact of acquisitions	(9,134)	—	2,590	(6,544)
Impact of foreign currency translation	—	2,935	1,161	4,096
Organic Revenue Growth	$21,523	$23,630	$3,122	$48,275
Organic Revenue Growth %	9.7%	35.5%	9.5%	15.0%
Total net revenue growth of $50.7 million, or approximately 15.8%, and organic revenue growth of $48.3 million, or approximately 15.0%, was driven by increasing availability through new points of access and the omni-channel model, particularly the expansion of Spokes, including DFD Doors, for existing Hubs with Spokes during the first quarter of fiscal 2022.
U.S. and Canada segment net revenue growth was driven by a combination of U.S. franchise acquisitions (17 shops in the first quarter of fiscal 2021) and KK Canada (10 shops in the fourth quarter of fiscal 2021) and continued execution of our omni-channel strategy. U.S. and Canada net revenue grew $30.7 million, or approximately 13.8%, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022 while U.S. and Canada organic revenue increased $21.5 million, or approximately 9.7%, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022. The increase in revenue was driven by the expansion of our points of access, particularly DFD Doors, as well as growth of APD on the existing DFD portfolio. Markets with focused DFD growth during the quarter included New York City, Los Angeles, Chicago, Dallas, and Detroit. Insomnia Cookies reached a total of 217 shops by the end of the first quarter of fiscal 2022, an increase of 26 shops from the end of the first quarter of fiscal 2021.
Our International segment net revenue grew $20.7 million, or approximately 31.1%, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022, in spite of foreign currency translation impacts of 4.4% from a strengthening U.S. dollar. International organic revenue grew $23.6 million, or approximately 35.5%, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022, driven by successful limited time offerings, substantial expansion of DFD Doors and increase in APD, and while lapping a previous period which was negatively impacted by COVID-19. Our businesses in the U.K. and Ireland saw strong organic growth during the first quarter with heavier impacts from COVID-19 restrictions and temporary shop closures this time last year.
Our Market Development segment net revenue decreased $0.6 million, or approximately 1.9%, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022, driven by the impact of franchise acquisitions such as KK Canada and by certain foreign currencies devaluing against the U.S. dollar. When adjusted for the impacts of acquisitions and foreign currency, Market Development organic revenue grew $3.1 million, or approximately 9.5%, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022, driven by focused growth in our international franchise markets and benefits from DFD expansion in Japan.
Product and distribution costs (exclusive of depreciation and amortization): Product and distribution costs increased $16.1 million, or 20.1%, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022, attributable to the same factors as our revenue growth.
Product and distribution costs as a percentage of revenue increased by approximately 90 basis points from 24.9% in the first quarter of fiscal 2021 to 25.8% in the first quarter of fiscal 2022. This increase was primarily driven by inflationary pressures on commodities and logistics costs in the first quarter of fiscal 2022.
Operating expenses: Operating expenses increased $21.2 million, or 14.4%, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022, driven mainly by franchise acquisitions and labor investments to support growth through evolution of the Hub and Spoke model. Franchise acquisitions, which result in additional operating expenses that are needed to run Company-owned operations versus franchises, contributed to the increase. Operating expenses as a percentage of revenue decreased approximately 50 basis points, from 45.8% in the first quarter of fiscal 2021 to 45.3% in the first quarter of fiscal 2022 with pricing actions over the last year offsetting inflationary pressures. Additionally, we were able to realize efficiency benefits from DFD expansion as we execute our Hub and Spoke transformation.

Selling, general and administrative expense: Selling, general and administrative (“SG&A”) expense increased $4.2 million, or 8.4%, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022. The increase was driven primarily by increased share-based compensation expense of approximately $2.7 million and higher costs related to operating as a public company. All stock options and the majority of RSUs granted during fiscal 2021 were granted subsequent to the first quarter. As a percentage of revenue, SG&A expense decreased approximately 100 basis points, from 15.4% in the first quarter of fiscal 2021 to 14.4% in the first quarter of fiscal 2022, primarily due to higher IPO costs and acquisition and integration costs recognized in the first quarter of fiscal 2021, as well as economies of scale from our top-line revenue growth.
Marketing expenses: Marketing expenses increased $0.7 million, or 6.9%, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022, primarily driven by increased spend associated with the increased revenues during the quarter.
Other income, net: Other income, net of $2.6 million in the first quarter of fiscal 2022 was primarily driven by a gain on a sale-leaseback transaction of $2.6 million described in Note 5, Leases. Other income, net of $3.2 million in the first quarter of fiscal 2021 was primarily driven by one-time COVID-related business interruption insurance proceeds of approximately $3.5 million in the U.K. and Ireland.
Depreciation and amortization expense: Depreciation and amortization expense increased $4.4 million, or 19.0%, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022, primarily driven by increased capital spend and assets placed into service to support the Hub and Spoke model evolution.
Interest expense - related party: Interest expense with related parties decreased $5.6 million or 100.0%, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022, driven by paying off our Related Party Notes in full with KK GP during the second quarter of fiscal 2021.
Income tax expense: The income tax expense of $3.8 million in the first quarter of fiscal 2022 was driven by pre-tax results and disallowed executive compensation expense. Our tax expense was also impacted by the mix of income between the U.S. and foreign jurisdictions.
Net income attributable to noncontrolling interest: Net income attributable to noncontrolling interest decreased $0.2 million or 8.5%, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022, driven by less earnings allocated to certain consolidated subsidiaries, particularly WKS Krispy Kreme.
Results of Operations by Segment – Quarter ended April 3, 2022 compared to the Quarter ended April 4, 2021
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Quarter Ended		Change
(in thousands except percentages)	April 3, 2022	April 4, 2021	$	%
Adjusted EBITDA
U.S. and Canada	$33,608	$27,563	$6,045	21.9%
International	17,244	15,348	1,896	12.4%
Market Development	11,287	10,891	396	3.6%
Corporate	(13,232)	(7,399)	(5,833)	-78.8%
Total Adjusted EBITDA (1)	$48,907	$46,403	$2,504	5.4%
1.    Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net income/(loss).
U.S. and Canada Adjusted EBITDA increased $6.0 million, or 21.9%, with margin expansion of approximately 90 basis points to 13.3% in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021, driven by the revenue growth of 13.8%. We effectively offset significant global commodity inflation and labor pressures by implementing pricing increases during the second half of fiscal 2021, and were able to realize efficiency benefits from DFD expansion as we execute our Hub and Spoke transformation.
International Adjusted EBITDA increased $1.9 million, or 12.4%, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022, primarily driven by revenue growth of 31.1% while lapping a previous period which was somewhat negatively impacted by COVID-19. The Adjusted EBITDA growth was driven by points of access expansion and efficiencies from our

Hub and Spoke model. International Adjusted EBITDA margin decreased by approximately 330 basis points to 19.8% in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021, primarily due to business interruption insurance proceeds of $3.5 million related to COVID-19 in the U.K. received during the first quarter of fiscal 2021. Excluding that impact, International Adjusted EBITDA margins would have expanded by 180 basis points.
Market Development Adjusted EBITDA increased $0.4 million, or 3.6%, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022 driven mainly by top-line growth in our international franchise markets. This growth more than offset the impact of acquisitions and foreign currency translation.
Corporate Adjusted EBITDA decreased $5.8 million, or 78.8%, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022 driven by an increase in costs associated with our operation as a public company.
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
As of April 3, 2022, our outstanding principal amount under the 2019 Facility was $696.0 million. The reduction from the balance as of January 2, 2022 was due to a quarterly term loan repayment of $8.8 million, partially funded by a net draw of $8.5 million on the revolving credit facility.
We had cash and cash equivalents of $38.6 million as of January 2, 2022 and $31.6 million as of April 3, 2022. We believe that our existing cash and cash equivalents and debt facilities will be sufficient to fund our operating and capital needs for at least the next twelve months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending to acquire franchises, the growth of our presence in new markets and the expansion of our omni-channel model in existing markets. We may enter into arrangements in the future to acquire or invest in complementary businesses, services and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations and financial condition would be adversely affected.
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

	Quarter Ended
(in thousands)	April 3, 2022	April 4, 2021
Net cash provided by operating activities	$28,391	$40,641
Net cash used for investing activities	(26,437)	(63,653)
Net cash (used for)/provided by financing activities	(6,627)	36,814
Cash Flows Provided by Operating Activities
Cash provided by operations totaled $28.4 million for the first quarter of fiscal 2022, a decrease of $12.3 million compared with the amount for the first quarter of fiscal 2021. Cash provided by operations decreased primarily due to a decline of approximately $21.9 million from changes in operating assets and liabilities, primarily as a result of reductions to accounts payable and accrued liabilities balances. This was partially offset by operating results producing net income in the first quarter of fiscal 2022 compared to a net loss in the first quarter of fiscal 2021.
We have undertaken broad efforts to improve our working capital position and cash generation, in part by negotiating longer payment terms with vendors. We have an agreement with a third-party administrator which allows participating vendors to track our payments, and if voluntarily elected by the vendor, to sell payment obligations from us to financial institutions as part of our SCF Program. Our typical payment terms for trade payables range up to 180 days outside of the SCF Program, depending on the type of vendors and the nature of the supplies or services. For vendors under the SCF Program, we have established payable terms ranging up to, but not exceeding, 360 days. When participating vendors elect to sell one or more of our payment obligations, our rights and obligations to settle the payables on their contractual due date are not impacted. We have no economic or commercial interest in a vendor’s decision to enter into these agreements and the financial institutions do not provide us with incentives such as rebates or profit sharing under the SCF Program. We agree on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and as the terms are not impacted by the SCF Program, such obligations are classified as trade payables. Our increased use of the SCF programs has continued through the quarter ended April 3, 2022.
Cash Flows Used for Investing Activities
Cash used for investing activities totaled $26.4 million for the first quarter of fiscal 2022, a decrease in investment of $37.2 million compared with the first quarter of fiscal 2021. The decrease is primarily due to $33.6 million cash used for acquisitions of franchised shops in the first quarter of fiscal 2021 (compared to no cash used for acquisitions in the first quarter of fiscal 2022), in addition to $3.0 million of proceeds from a sale-leaseback transaction completed in the first quarter of fiscal 2022.
Cash Flows (Used for)/Provided by Financing Activities
Cash used for financing activities totaled $6.6 million for the first quarter of fiscal 2022, a reduction in financing of $43.4 million compared with the first quarter of fiscal 2021. The reduction in financing was primarily due to decreasing our reliance on debt financing (reduction of net $26.1 million borrowed) and equity financing (reduction of $18.9 million invested, net of distributions), in addition to our payment of $12.5 million of issuance costs in connection with the IPO during the first quarter of fiscal 2022.
These reductions in financing were partially offset by $14.7 million of cash inflows related to structured payables programs (net proceeds on structured payables of $15.8 million in the quarter ended April 3, 2022 compared to net proceeds from structured payables of $1.1 million in the quarter ended April 4, 2021). We utilize various card products issued by financial institutions to facilitate purchases of goods and services. By using these products, we may receive differing levels of rebates based on timing of repayment. The payment obligations under these cards products are classified as structured payables on our Condensed Consolidated Balance Sheets and the associated cash flows are included in the financing section of our Condensed Consolidated Statement of Cash Flows.

Debt
Our long-term debt obligations consist of the following:

(in thousands)	April 3, 2022	January 2, 2022
2019 Facility - term loan	$612,500	$621,250
2019 Facility - revolving credit facility	83,500	75,000
Less: Debt issuance costs	(3,436)	(3,833)
Financing obligations	24,796	24,473
Total long-term debt	717,360	716,890
Less: Current portion of long-term debt	(36,667)	(36,583)
Long-term debt, less current portion	$680,693	$680,307
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
Under the terms of the 2019 Facility, we are subject to a requirement to maintain a Total Net Leverage Ratio of less than 5.25 to 1.00 as of April 3, 2022, which reduces to 5.00 to 1.00 by April 2, 2023. The Total Net Leverage Ratio under the 2019 Facility is defined as the ratio of (a) Total Indebtedness (as defined in the 2019 Facility, which includes all debt and finance lease obligations) minus unrestricted cash and cash equivalents to (b) a defined calculation of Adjusted EBITDA (“2019 Facility Adjusted EBITDA”) for the most recently ended Test Period (as defined in the 2019 Facility). The 2019 Facility Adjusted EBITDA for purposes of these restrictive covenants includes incremental adjustments beyond those included in our Adjusted EBITDA non-GAAP measure. Specifically, the 2019 Facility Adjusted EBITDA definition includes pro forma impact of EBITDA to be received from new shop openings and acquisitions for periods not yet in operation, certain acquisition related synergies and cost optimization activities and incremental add-backs for pre-opening costs and for COVID-19 expenses and lost profits. Our Total Net Leverage Ratio was 3.09 to 1.00 as of the end of the first quarter of fiscal 2022 compared to 2.99 to 1.00 as of the end of the fourth quarter of fiscal 2021, primarily due to a reduction cash and cash equivalents.
We were in compliance with the financial and other covenants related to the 2019 Facility as of April 3, 2022 and expect to remain in compliance over the next 12 months. If we are unable to meet the 2019 Facility financial or other covenants in future periods, it may negatively impact our liquidity by limiting our ability to draw on the revolving credit facility, could result in the lenders accelerating the maturity of such indebtedness and foreclosing upon the collateral pledged thereunder, and could require the replacement of the 2019 Facility with new sources of financing, which there is no guaranty we could secure.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for fiscal 2021.

New Accounting Pronouncements
Refer to Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a detailed description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Effects of Changing Prices – Inflation
We are exposed to the effects of commodity price fluctuations in the cost of ingredients of our products, of which flour, sugar and shortening are the most significant. During the first quarter of fiscal 2022, we have continued to experience headwinds from commodity inflation globally. We have undertaken efforts to effectively manage inflationary cost increases through rapid inventory turnover and reduced inventory waste, increased focus on resiliency of our supply chains, and an ability to adjust pricing of our products. Additionally, from time to time we may enter into forward contract for supply through our vendors for raw materials which are ingredients of our products or which are components of such ingredients, including wheat and soybean oil.
We are also exposed to the effects of commodity price fluctuations in the cost of gasoline used by our delivery vehicles. To mitigate the risk of fluctuations in the price of our gasoline purchases, we may directly purchase commodity futures contracts.
Interest Rate Risk
We are exposed to changes in interest rates on any borrowings under our debt facilities, which bear interest based on the one-month LIBOR (with a floor of zero). Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in LIBOR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps on $505.0 million notional of our $696.0 million of outstanding debt under the 2019 Facility as of April 3, 2022, which we account for as cash flow hedges. Based on the $191.0 million of unhedged outstanding as of April 3, 2022, a 100 basis point increase in the one-month LIBOR would result in a $1.9 million increase in interest expense for a twelve-month period, while a 100 basis point decrease would result in the floor of zero and thus a decrease in interest expense of $0.2 million for a twelve-month period based on the daily average of the one-month LIBOR through the fiscal quarter ended April 3, 2022.
The Financial Conduct Authority in the U.K. intends to phase out LIBOR by the end of 2023. We have negotiated terms in consideration of this discontinuation and do not expect that the discontinuation of the LIBOR rate, including any legal or regulatory changes made in response to its future phase out, will have a material impact on our liquidity or results of operations.
Foreign Currency Risk
We are exposed to foreign currency translation risk on the operations of our subsidiaries that have functional currencies other than the U.S. dollar, whose revenues accounted for approximately 28% of our total net revenues through the quarter ended April 3, 2022. A substantial majority of these revenues, or approximately $104.5 million through the quarter ended April 3, 2022, were attributable to subsidiaries whose functional currencies are the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen. A 10% increase or decrease in the average exchange rate of the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen against the U.S. dollar would have resulted in a decrease or increase of approximately $10.5 million in our total net revenues through the quarter ended April 3, 2022.
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
As of April 3, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

There were no changes during the fiscal quarter ended April 3, 2022 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Shareholder Derivative Suit
On December 3, 2021, a shareholder of the Company brought a shareholder class and derivative action complaint against the members of the Company’s Board of Directors, the Company, JAB, and certain entities related to JAB (JAB and the related entities, collectively the “JAB Entities”). The plaintiff alleges that the members of the Company’s Board breached their fiduciary duty by allowing the JAB Entities to conduct a creeping takeover of the Company and that the JAB Entities aided and abetted those breaches.
On December 16, 2021, the court denied the plaintiff’s request for an emergency temporary restraining order to prohibit further acquisitions of the Company’s stock by the JAB Entities. On March 14, 2022, the Company entered into a letter agreement with the JAB Entities that, among other things, (i) requires JAB to provide notice at least 30 days prior to an acquisition of voting rights, directly or indirectly, that would exceed 45% of the Company’s total outstanding voting stock, (ii) restricts directors who are employees or designees of the JAB Entities from involvement in the consideration of such acquisition by the Company’s Board of Directors, (iii) permits the JAB Entities to enter into future cash-settled total return swap agreements provided that the JAB Entities must comply with the 30-day notice requirement before acquiring shares from or entering into a voting arrangement with the counterparty and that the JAB Entities do not try to influence the voting decisions of the counterparty. The terms of this agreement shall remain in effect for one year from the date of signing, subject to extension by JAB in its sole discretion.
On March 29, 2022, the parties filed a stipulation and order to dismiss the action with prejudice as moot and begin negotiation for an award of attorneys’ fees and reimbursement of expenses. No compensation in any form has passed directly or indirectly from any defendant(s) in the action to plaintiff or plaintiff’s attorneys in this action, and no promise to give any such compensation has been made. At this time the Company is unable to predict the amount of attorneys’ fees (if any) that the court will award, but we do not expect the amount to be material to the Company.
Item 1A. Risk Factors
With the exception of the changes discussed below, there have been no material changes from the risk factors disclosed in “Risk Factors” in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 2, 2022.
We will become increasingly reliant on a single vendor for distribution of materials and supplies in the U.S. and a portion of Canada. If the vendor fails to provide these materials and supplies per the agreement, our and our franchisees’ ability to make doughnuts could be negatively affected.
To consolidate our third-party logistics operations, we have entered into an exclusive distribution agreement (the “Distribution Agreement”) with BakeMark USA LLC, a Delaware limited liability company (“BakeMark”). The Distribution Agreement, among other things, grants BakeMark exclusive rights to distribute ingredients, packaging, and supplies to Company-owned and franchise shops in the U.S., except for New York City and British Columbia, Canada. Exclusivity is granted on a regional basis once BakeMark commences distribution to Company-owned and franchise shops in each of the territories, with all regions expected to be served by BakeMark on or before March 15, 2023. The initial term ends on December 31, 2028, and renews automatically on an annual basis unless either the Company or BakeMark elect not to continue the arrangement.
As BakeMark commences distribution, we will become increasingly reliant on BakeMark to distribute materials and supplies. If BakeMark experiences economic or operational challenges, this could cause disruptions to our supply chain in the U.S. and Canada. We cannot control the factors that may cause such challenges, and we may not be able to find an alternative distribution channel in a timely manner to prevent disruptions to our operations, which might even require that we temporarily stop production in the affected shops until other arrangements are taken. Additionally, the cost of a replacement distribution channel may also affect the financial performance of these shops. Severe disruption to BakeMark could result in a material and adverse impact on our business and our consolidated financial position, results of operations, and cash flows.
Prior to the Distribution Agreement, we relied on two separate vendors with exclusive distribution rights in their respective regions. As such, the risk mitigation plans that may be triggered if BakeMark experiences a severe disruption have not changed substantially. For example, the Distribution Agreement involves a network of distribution centers in the U.S., each with capacity to manage remaining inventory and service needs if one or two centers are disrupted. Additionally, we can collaborate directly with the Company-approved suppliers from which BakeMark acquires and distributes supplies until the disruption is resolved. We will continuously monitor market conditions to manage the risks associated with severe disruptions in our distribution network.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1
Letter Agreement, dated March 14, 2022, by and among Krispy Kreme, Inc., JAB Indulgence B.V., and JAB Holdings B.V. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File number 001-40573, filed on March 16, 2022, and incorporated by reference herein).

10.2*	Exclusive distribution agreement dated March 15, 2022, by and among Krispy Kreme Doughnut Corporation and BakeMark USA LLC.

31.1*	Certification of Chief Executive Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

31.2*	Certification of Chief Financial Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

32.1**
Certifications of Chief Executive Officer and Chief Financial Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Charlotte, North Carolina on May 11, 2022.

Krispy Kreme, Inc.

By:	/s/ Josh Charlesworth
Name:	Josh Charlesworth
Title:	Chief Financial Officer