Form 10-Q
period 2022-07-03
Krispy Kreme, Inc.
filed 2022-08-17
CIK 1857154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2022

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

The registrant had outstanding 167,428,302 shares of common stock as of August 10, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Krispy Kreme, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended
	July 3, 2022 (13 weeks)	July 4, 2021 (13 weeks)	July 3, 2022 (26 weeks)	July 4, 2021 (26 weeks)
Net revenues
Product sales	$367,777	$341,223	$731,829	$654,808
Royalties and other revenues	7,468	7,963	15,948	16,187
Total net revenues	375,245	349,186	747,777	670,995
Product and distribution costs	100,558	85,017	196,669	165,014
Operating expenses	173,942	157,877	342,668	305,418
Selling, general and administrative expense	51,754	60,930	105,465	110,467
Marketing expenses	11,215	10,052	21,374	19,559
Pre-opening costs	985	1,752	2,314	3,143
Other expenses/(income), net	1,469	(761)	(1,164)	(4,006)
Depreciation and amortization expense	27,814	25,194	55,655	48,595
Operating income	7,508	9,125	24,796	22,805
Interest expense, net	7,586	9,793	14,937	18,042
Interest expense — related party	—	4,821	—	10,387
Other non-operating expense/(income), net	756	(416)	435	(858)
(Loss)/income before income taxes	(834)	(5,073)	9,424	(4,766)
Income tax expense	1,574	9,923	5,374	10,608
Net (loss)/income	(2,408)	(14,996)	4,050	(15,374)
Net income attributable to noncontrolling interest	1,441	2,146	3,897	4,829
Net (loss)/income attributable to Krispy Kreme, Inc.	$(3,849)	$(17,142)	$153	$(20,203)
Net loss per share:
Common stock — Basic	$(0.02)	$(0.13)	$0.00	$(0.16)
Common stock — Diluted	$(0.02)	$(0.13)	$0.00	$(0.16)
Weighted average shares outstanding:
Basic	167,367	132,351	167,314	128,669
Diluted	167,367	132,351	167,314	128,669
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)
(in thousands)

	Quarter Ended		Two Quarters Ended
	July 3, 2022 (13 weeks)	July 4, 2021 (13 weeks)	July 3, 2022 (26 weeks)	July 4, 2021 (26 weeks)
Net (loss)/income	$(2,408)	$(14,996)	$4,050	$(15,374)
Other comprehensive (loss)/income, net of income taxes:
Foreign currency translation adjustment	(37,513)	(1,457)	(36,179)	(3,721)
Unrealized income on cash flow hedges, net of income taxes(1)	2,872	1,131	17,106	6,233
Total other comprehensive (loss)/income, net of income taxes	(34,641)	(326)	(19,073)	2,512
Comprehensive loss	(37,049)	(15,322)	(15,023)	(12,862)
Net income attributable to noncontrolling interest	1,441	2,146	3,897	4,829
Foreign currency translation adjustment attributable to noncontrolling interest	(903)	—	(903)	—
Total comprehensive income attributable to noncontrolling interest	538	2,146	2,994	4,829
Comprehensive loss attributable to Krispy Kreme, Inc.	$(37,587)	$(17,468)	$(18,017)	$(17,691)
(1)Net of income tax expense of $1.0 million and $5.7 million for the quarter and two quarters ended July 3, 2022, respectively, and $0.4 million and $2.1 million for the quarter and two quarters ended July 4, 2021.
See accompanying notes to Condensed Consolidated Financial Statements.

 Krispy Kreme, Inc. Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	(Unaudited) July 3, 2022	January 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$25,796	$38,562
Restricted cash	411	630
Accounts receivable, net	45,027	47,491
Inventories	47,420	34,851
Taxes receivable	14,614	14,662
Prepaid expense and other current assets	29,264	20,701
Total current assets	162,532	156,897
Property and equipment, net	443,898	438,918
Goodwill	1,083,199	1,105,322
Other intangible assets, net	969,319	992,520
Operating lease right of use asset, net	419,211	435,168
Other assets	21,761	16,429
Total assets	$3,099,920	$3,145,254
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$39,844	$36,583
Current operating lease liabilities	45,936	50,359
Accounts payable	187,516	182,104
Accrued liabilities	108,497	140,750
Structured payables	135,542	116,361
Total current liabilities	517,335	526,157
Long-term debt, less current portion	686,013	680,307
Noncurrent operating lease liabilities	407,141	415,208
Deferred income taxes, net	142,361	145,418
Other long-term obligations and deferred credits	38,088	42,509
Total liabilities	1,790,938	1,809,599
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 300,000 shares authorized as of both July 3, 2022 and January 2, 2022; 167,428 and 167,251 shares issued and outstanding as of July 3, 2022 and January 2, 2022, respectively	1,674	1,673
Additional paid-in capital	1,420,410	1,415,185
Shareholder note receivable	(4,573)	(4,382)
Accumulated other comprehensive loss, net of income tax	(20,647)	(2,478)
Retained deficit	(189,970)	(178,409)
Total shareholders’ equity attributable to Krispy Kreme, Inc.	1,206,894	1,231,589
Noncontrolling interest	102,088	104,066
Total shareholders’ equity	1,308,982	1,335,655
Total liabilities and shareholders’ equity	$3,099,920	$3,145,254
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained (Deficit)/ Earnings	Noncontrolling Interest	Total
	Shares Outstanding	Amount				Foreign Currency Translation Adjustment	Unrealized (Loss)/Income on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at January 2, 2022	167,251	$1,673	$1,415,185	$—	$(4,382)	$8,967	$(11,001)	$(444)	$(178,409)	$104,066	$1,335,655
Net income for the quarter ended April 3, 2022	—	—	—	—	—	—	—	—	4,002	2,456	6,458
Other comprehensive income for the quarter ended April 3, 2022 before reclassifications	—	—	—	—	—	1,334	11,724	—	—	—	13,058
Reclassification from AOCI	—	—	—	—	—	—	2,510	—	—	—	2,510
Capital contribution by shareholders	—	—	(3)	—	243	—	—	—	—	—	240
Share-based compensation	—	—	5,041	—	—	—	—	—	—	—	5,041
Purchase of shares by noncontrolling interest	—	—	—	—	(58)	—	—	—	—	110	52
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	—	(5,855)	—	(5,855)
Distribution to noncontrolling interest	—	—	—	—	21	—	—	—	—	(1,383)	(1,362)
Issuance of common stock upon settlement of RSUs, net of shares withheld	46	—	(390)	—	—	—	—	—	—	—	(390)
Other	—	—	(2)	—	(14)	—	—	—	1	—	(15)
Balance at April 3, 2022	167,297	$1,673	$1,419,831	$—	$(4,190)	$10,301	$3,233	$(444)	$(180,261)	$105,249	$1,355,392
Net (loss)/income for the quarter ended July 3, 2022	—	—	—	—	—	—	—	—	(3,849)	1,441	(2,408)
Other comprehensive (loss)/income for the quarter ended July 3, 2022 before reclassifications	—	—	—	—	—	(36,610)	1,011	—	—	(903)	(36,502)
Reclassification from AOCI	—	—	—	—	—	—	1,861	—	—	—	1,861
Capital contribution from shareholders	—	—	(31)	—	(236)	—	—	—	—	—	(267)
Share-based compensation	—	—	5,452	—	—	—	—	—	—	—	5,452
Purchase of shares by noncontrolling interest	—	—	—	—	(133)	—	—	—	—	491	358
Dividends declared on common stock and equivalents ($0.035 per share)(1)	—	—	—	—	—	—	—	—	(5,860)	—	(5,860)
Distribution to noncontrolling interest	—	—	(3,944)	—	—	—	—	—	—	(4,190)	(8,134)
Issuance of common stock upon settlement of RSUs, net of shares withheld	132	1	(898)	—	—	—	—	—	—	—	(897)
Other	—	—	—	—	(14)	—	1	—	—	—	(13)
Balance at July 3, 2022	167,428	$1,674	$1,420,410	$—	$(4,573)	$(26,309)	$6,106	$(444)	$(189,970)	$102,088	$1,308,982
(1)Includes a $0.035 cash dividend per common share declared in the second quarter of fiscal 2022 and expected to be paid in the third quarter of fiscal 2022.

See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained (Deficit)/ Earnings	Noncontrolling Interest	Total
	Shares Outstanding	Amount				Foreign Currency Translation Adjustment	Unrealized Loss on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at January 3, 2021	124,987	$1,250	$845,499	$—	$(18,660)	$23,508	$(24,610)	$(106)	$(142,197)	$163,675	$848,359
Net (loss)/income for the quarter ended April 4, 2021	—	—	—	—	—	—	—	—	(3,061)	2,683	(378)
Other comprehensive (loss)/income for the quarter ended April 4, 2021 before reclassifications	—	—	—	—	—	(2,264)	2,572	—	—	—	308
Reclassification from AOCI	—	—	—	—	—		2,530	—	—	—	2,530
Share-based compensation	—	—	2,368	—	—		—	—	—	—	2,368
Purchase of shares by noncontrolling interest	—	—	—	—	139		—	—	—	12,048	12,187
Distribution to noncontrolling interest	—	—	—	—	363		—	—	—	(2,239)	(1,876)
Other	—	—	(26)	—	(70)		—	—	2	(1)	(95)
Balance at April 4, 2021	124,987	$1,250	$847,841	$—	$(18,228)	$21,244	$(19,508)	$(106)	$(145,256)	$176,166	$863,403
Net (loss)/income for the quarter ended July 4, 2021	—	—	—	—	—	—	—	—	(17,142)	2,146	(14,996)
Other comprehensive loss for the quarter ended July 4, 2021 before reclassifications	—	—	—	—	—	(1,457)	(1,430)	—	—	—	(2,887)
Reclassification from AOCI	—	—	—	—	—	—	2,561	—	—	—	2,561
Capital contribution from shareholders	6,997	70	120,862	—	—	—	—	—	—	—	120,932
Share-based compensation	—	—	8,290	—	—	—	—	—	—	—	8,290
Purchase of shares by noncontrolling interest	—	—	—	—	14,421	—	—	—	—	26,648	41,069
Distribution to shareholders	—	—	(42,334)	—	—	—	—	—	—	—	(42,334)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(4,142)	(4,142)
Conversion of noncontrolling interest to additional paid-in capital in connection with the Merger	9,371	93	107,258	—	—	—	—	—	—	(107,351)	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	29,412	294	459,391	(471,250)	—	—	—	—	—	—	(11,565)
Issuance of common stock upon settlement of RSUs, net of shares withheld	1,267	13	(15,507)	—	—	—	—	—	—	—	(15,494)
Repurchase of common stock	(8,439)	(84)	(122,922)	—	—	—	—	—	—	—	(123,006)
Other	—	—	(4)	—	(20)	—	—	—	(1)	—	(25)
Balance at July 4, 2021	163,596	$1,636	$1,362,875	$(471,250)	$(3,827)	$19,787	$(18,377)	$(106)	$(162,399)	$93,467	$821,806
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Two Quarters Ended
	July 3, 2022 (26 weeks)	July 4, 2021 (26 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$4,050	$(15,374)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization expense	55,655	48,595
Deferred income taxes	(6,866)	7,995
Loss on extinguishment of debt	—	1,700
Impairment and lease termination charges	1,991	1,126
(Gain)/loss on disposal of property and equipment	(499)	148
Gain on sale-leaseback	(2,374)	—
Share-based compensation	10,493	10,658
Change in accounts and notes receivable allowances	193	110
Inventory write-off	251	776
Other	(733)	(425)
Change in operating assets and liabilities, excluding business acquisitions and foreign currency translation adjustments	(8,238)	1,536
Net cash provided by operating activities	53,923	56,845
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of property and equipment	(51,460)	(52,842)
Proceeds from disposals of assets	872	147
Proceeds from sale-leaseback	3,000	—
Acquisition of shops and franchise rights from franchisees, net of cash acquired	—	(33,888)
Principal payments received from loans to franchisees	29	45
Disbursement for loan receivable	(720)	—
Maturities of held-to-maturity debt securities	—	277
Net cash used for investing activities	(48,279)	(86,261)
CASH FLOWS (USED FOR)/FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt	53,000	540,000
Repayment of long-term debt and lease obligations	(50,179)	(541,353)
Payment of financing costs	—	(1,700)
Proceeds from structured payables	153,097	140,598
Payments on structured payables	(133,530)	(138,100)
Payment of contingent consideration related to a business combination	(900)	—
Capital contribution by shareholders, net of loans issued	(27)	120,932
Payments of issuance costs in connection with IPO	(12,458)	—
Proceeds from sale of noncontrolling interest in subsidiary	410	53,256
Distribution to shareholders	(11,710)	(34,364)
Payments for repurchase and retirement of common stock	(2,363)	(102,698)
Distribution to noncontrolling interest	(9,496)	(6,018)
Net cash (used for)/provided by financing activities	(14,156)	30,553
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,473)	(1,161)
Net decrease in cash, cash equivalents and restricted cash	(12,985)	(24)
Cash, cash equivalents and restricted cash at beginning of period	39,192	37,483
Cash, cash equivalents and restricted cash at end of period	$26,207	$37,459
Supplemental schedule of non-cash investing and financing activities:
Increase in accrual for property and equipment	$4,499	$1,381
Stock issuance under shareholder notes	324	446
Common stock issuance under subscription receivable in connection with initial public offering, net of underwriting discounts and issuance costs	—	459,685
Accrual for distribution to shareholders	(5,860)	(7,970)
Accrual for repurchase and retirement of common stock	—	(35,803)
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$25,796	$37,377
Restricted cash	411	82
Total cash, cash equivalents and restricted cash	$26,207	$37,459
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, unless otherwise specified)
Note 1 — Description of Business and Summary of Significant Accounting Policies
Description of Business
Krispy Kreme, Inc. (“KKI”) and its subsidiaries (collectively, the “Company” or “Krispy Kreme”) operate through their omni-channel business model to provide doughnut experiences and produce doughnuts for Doughnut Shops, Delivered Fresh Daily (“DFD”) outlets, Ecommerce and delivery, and Krispy Kreme branded sweet treats (“Branded Sweet Treat Line”) channels, expanding consumer access to the Krispy Kreme brand.
The Company has three reportable operating segments: 1) U.S. and Canada, which includes all Krispy Kreme Company-owned operations in the U.S. and Canada, Insomnia Cookies shops and the Branded Sweet Treat Line; 2) International, which includes all Krispy Kreme Company-owned operations in the U.K., Ireland, Australia, New Zealand and Mexico; and 3) Market Development, which includes worldwide franchise operations, as well as Krispy Kreme Company-owned shops in Japan. Unallocated corporate costs are excluded from the Company’s measurement of segment performance.
Basis of Presentation and Consolidation
The Company operates and reports financial information on a 52 or 53-week year with the fiscal year ending on the Sunday closest to December 31. The data periods contained within fiscal years 2021 and 2022 reflect the results of operations for the 52-week periods ended January 2, 2022 and January 1, 2023, respectively. The quarters ended July 3, 2022 and July 4, 2021 were both 13-week periods.
The unaudited Condensed Consolidated Financial Statements include the accounts of KKI and subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these interim financial statements do not include all information and footnotes required under GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of results of operations, balance sheet, cash flows, and shareholders’ equity for the periods presented. All significant intercompany balances and transactions among KKI and subsidiaries have been eliminated in consolidation. Investments in entities over which the Company has the ability to exercise significant influence but which it does not control and whose financial statements are not otherwise required to be consolidated, are accounted for using the equity method.
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto as of and for the year ended January 2, 2022, included in the Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet as of January 2, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations for the quarter and two quarters ended July 3, 2022 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending January 1, 2023.
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

Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for the year ended January 2, 2022 included in the Annual Report on Form 10-K. There have been no material changes to the significant accounting policies during the quarter ended July 3, 2022.
Recent Accounting Pronouncements
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
Note 2 — Acquisitions
2022 Acquisitions
In the first two quarters of fiscal 2022, there were no acquisitions.
2021 Acquisitions
In the first quarter of fiscal 2021, the Company acquired the business and operating assets of two franchisees, collectively consisting of 17 Krispy Kreme shops in the U.S. On October 4, 2021, the Company acquired a 60% controlling ownership interest in ten franchise shops in Canada (KK Canada). The valuation for the acquisitions requires significant estimates and assumptions. The estimates are inherently uncertain and subject to revision as additional information is obtained during the measurement period for the acquisitions. Measurement period adjustments for the 2021 acquisitions did not have a material impact to the Condensed Consolidated Financial Statements for the quarter and two quarters ended July 3, 2022.
Note 3 — Inventories
The components of Inventories are as follows:

	July 3, 2022	January 2, 2022
Raw materials	$18,084	$15,278
Work in progress	816	700
Finished goods and purchased merchandise	28,520	18,873
Total inventories	$47,420	$34,851

Note 4 — Goodwill and Other Intangible Assets, net
Goodwill
Changes in the carrying amount of goodwill by reportable segment are as follows:

	U.S. and Canada	International	Market Development	Total
Balance as of January 2, 2022	$688,048	$283,342	$133,932	$1,105,322
Foreign currency impact	(307)	(21,816)	—	(22,123)
Balance as of July 3, 2022	$687,741	$261,526	$133,932	$1,083,199
Other Intangible Assets, net
Other intangible assets consist of the following:

	July 3, 2022			January 2, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible assets with indefinite lives
Trade name	$657,900	$—	$657,900	$657,900	$—	$657,900
Intangible assets with definite lives
Franchise agreements	32,545	(9,143)	23,402	32,545	(8,369)	24,176
Customer relationships	15,000	(5,116)	9,884	15,000	(4,684)	10,316
Reacquired franchise rights	370,249	(92,116)	278,133	384,305	(84,177)	300,128
Website development costs	6,500	(6,500)	—	6,500	(6,500)	—
Total intangible assets with definite lives	424,294	(112,875)	311,419	438,350	(103,730)	334,620
Total intangible assets	$1,082,194	$(112,875)	$969,319	$1,096,250	$(103,730)	$992,520
Amortization expense related to intangible assets included in depreciation and amortization expense was $7.0 million and $14.2 million for the quarter and two quarters ended July 3, 2022, respectively, and $7.6 million and $15.1 million for the quarter and two quarters ended July 4, 2021, respectively.

Note 5 — Leases
The Company included the following amounts related to operating and finance lease assets and liabilities within the Condensed Consolidated Balance Sheets:

		As of
		July 3, 2022	January 2, 2022
Assets	Classification
Operating lease	Operating lease right of use asset, net	$419,211	$435,168
Finance lease	Property and equipment, net	22,989	19,298
Total leased assets		$442,200	$454,466
Liabilities
Current
Operating lease	Current operating lease liabilities	$45,936	$50,359
Finance lease	Current portion of long-term debt	4,844	1,583
Noncurrent
Operating lease	Noncurrent operating lease liabilities	407,141	415,208
Finance lease	Long-term debt, less current portion	23,303	22,890
Total leased liabilities		$481,224	$490,040
Lease costs were as follows:

		Quarter Ended		Two Quarters Ended
		July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Lease cost	Classification
Operating lease cost	Selling, general and administrative expense	$413	$609	$977	$1,319
Operating lease cost	Operating expenses	21,774	21,368	43,657	41,706
Short-term lease cost	Operating expenses	1,241	792	2,286	1,564
Variable lease costs	Operating expenses	6,328	4,218	11,335	7,297
Sublease income	Royalties and other revenues	(71)	(97)	(140)	(177)
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization expense	$1,359	$850	$1,943	$1,648
Interest on lease liabilities	Interest expense, net	496	481	941	1,074
Supplemental disclosures of cash flow information related to leases were as follows:

	Two Quarters Ended
	July 3, 2022	July 4, 2021
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$51,147	$45,889
Operating cash flows for finance leases	950	984
Financing cash flows for finance leases	1,679	1,705
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$19,682	$39,473
Finance leases	455	1,788
The Company recognized $1.4 million of lease termination charges in the quarter and two quarters ended July 3, 2022, related to the decision to exit six Krispy Kreme shops in the U.S. later in fiscal 2022. There were no lease termination charges in the two quarters ended July 4, 2021.

In March 2022, the Company completed a sale-leaseback transaction whereby it disposed of the land at one real estate property for proceeds of $3.0 million. The Company subsequently leased back the property, which is accounted for as an operating lease. The Company recognized a gain on sale of $2.6 million, which is included in Other expenses/(income), net on the Condensed Consolidated Statement of Operations for the two quarters ended July 3, 2022. There were no sale-leaseback transactions completed in the two quarters ended July 4, 2021.
Note 6 — Fair Value Measurements
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of July 3, 2022 and January 2, 2022:

	July 3, 2022
	Level 1	Level 2
Assets:
401(k) mirror plan assets	$7	$—
Interest rate derivatives	—	8,141
Commodity derivatives	—	2,159
Total Assets	$7	$10,300
Liabilities:
Foreign currency derivatives	$—	$334
Total Liabilities	$—	$334

	January 2, 2022
	Level 1	Level 2
Assets:
401(k) mirror plan assets	$111	$—
Commodity derivatives	—	1,486
Total Assets	$111	$1,486
Liabilities:
Foreign currency derivatives	$—	$80
Interest rate derivatives	—	14,667
Total Liabilities	$—	$14,747
There were no assets nor liabilities measured using Level 3 inputs and no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the quarter ended July 3, 2022 and fiscal year ended January 2, 2022. The Company’s derivatives are valued using discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates.
Note 7 — Derivative Instruments
Commodity Price Risk
The Company uses forward contracts to protect against the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant, and the cost of gasoline used by its delivery vehicles. Management has not designated these forward contracts as hedges. As of both July 3, 2022 and January 2, 2022, the total notional amount of commodity derivatives was 1.9 million gallons of gasoline. They were scheduled to mature between July 4, 2022 and December 1, 2023 and January 3, 2022 and March 31, 2023, respectively. As of July 3, 2022 and January 2, 2022, the Company recorded an asset of $2.2 million and $1.5 million, respectively, related to the fair market values of its commodity derivatives. The settlement of commodity derivative contracts is reported in the Condensed Consolidated Statements of Cash Flows as a cash flow from operating activities.

Interest Rate Risk
The Company uses interest rate swaps to manage its exposure to interest rate volatility from its debt arrangements. Management has designated the swap agreements as cash flow hedges and recognized the changes in the fair value of these swaps in other comprehensive income. As of July 3, 2022 and January 2, 2022, the Company has recorded assets of $8.1 million and liabilities of $14.7 million, respectively, related to the fair market values of its interest rate derivatives. The cash flows associated with the interest rate swaps are reflected in operating activities in the Condensed Consolidated Statements of Cash Flows, which is consistent with the classification as operating activities of the interest payments on the term loan.
Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency risk primarily from its investments in consolidated subsidiaries that operate in Canada, the U.K., Ireland, Australia, New Zealand, Mexico and Japan. In order to mitigate the impact of foreign exchange fluctuations on commercial and financial transactions with these subsidiaries, the Company enters into foreign exchange forward contracts. Management has not designated these forward contracts as hedges. As of July 3, 2022 and January 2, 2022, the total notional amount of foreign exchange derivatives was $54.1 million and $51.8 million, respectively. They were scheduled to mature in July 2022 and between January 2022 and February 2022, respectively. The Company recorded a liability of $0.3 million and $0.1 million as of July 3, 2022 and January 2, 2022, respectively, related to the fair market values of its foreign exchange derivatives.
Quantitative Summary of Derivative Positions and Their Effect on Results of Operations
The following tables present the fair values of derivative instruments included in the Condensed Consolidated Balance Sheets as of July 3, 2022 and January 2, 2022, for derivatives not designated as hedging instruments and derivatives designated as hedging instruments, respectively. The Company only has cash flow hedges that are designated as hedging instruments.

	Derivatives Fair Value
Derivatives Not Designated as Hedging Instruments	July 3, 2022	January 2, 2022	Balance Sheet Location
Commodity derivatives	$2,159	$1,486	Prepaid expense and other current assets
Total Assets	$2,159	$1,486
Foreign currency derivatives	$334	$80	Accrued liabilities
Total Liabilities	$334	$80

	Derivatives Fair Value
Derivatives Designated as Hedging Instruments	July 3, 2022	January 2, 2022	Balance Sheet Location
Interest rate derivatives (current)	$5,358	$—	Prepaid expense and other current assets
Interest rate derivatives (noncurrent)	2,783	—	Other assets
Total Assets	$8,141	$—
Interest rate derivatives (current)	$—	$8,535	Accrued liabilities
Interest rate derivatives (noncurrent)	—	6,132	Other long-term obligations and deferred credits
Total Liabilities	$—	$14,667

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the quarter and two quarters ended July 3, 2022 and July 4, 2021 is as follows:

	Derivative Gain/(Loss) Recognized in Income for the Quarter Ended		Derivative Gain/(Loss) Recognized in Income for the Two Quarters Ended
Derivatives Designated as Hedging Instruments	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021	Location of Derivative Gain/(Loss) Recognized in Income
Loss on interest rate derivatives	$(1,861)	$(2,561)	$(4,371)	$(5,091)	Interest expense, net
	$(1,861)	$(2,561)	$(4,371)	$(5,091)

	Derivative Gain/(Loss) Recognized in Income for the Quarter Ended		Derivative Gain/(Loss) Recognized in Income for the Two Quarters Ended
Derivatives Not Designated as Hedging Instruments	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021	Location of Derivative Gain/(Loss) Recognized in Income
Gain/(loss) on foreign currency derivatives	$108	$235	$(255)	$(375)	Other non-operating expense/(income), net
(Loss)/gain on commodity derivatives	(188)	477	672	1,470	Other non-operating expense/(income), net
	$(80)	$712	$417	$1,095
Note 8 — Share-based Compensation
Restricted Stock Units (“RSUs”)
The Company and certain of its subsidiaries issue time-vested RSUs under their respective executive ownership plans and long-term incentive plans.

RSU activity under the Company’s various plans during the periods presented is as follows:

(in thousands, except per share amounts)	Non-vested shares outstanding at January 2, 2022	Granted	Vested	Forfeited	Non-vested shares outstanding at July 3, 2022
KKI
RSUs	5,866	941	267	318	6,222
Weighted Average Grant Date Fair Value	$13.78	14.45	9.35	14.66	$14.03
KKUK
RSUs	60	—	—	—	60
Weighted Average Grant Date Fair Value	$15.77	—	—	—	$15.77
Insomnia Cookies
RSUs	33	10	—	4	40
Weighted Average Grant Date Fair Value	$79.66	169.70	—	100.80	$100.40
KK Australia
RSUs	1,897	21	—	—	1,918
Weighted Average Grant Date Fair Value	$1.48	1.73	—	—	$1.49
KK Mexico
RSUs	58	2	—	—	60
Weighted Average Grant Date Fair Value	$32.86	40.14	—	—	$33.08
The Company recorded total non-cash compensation expense related to RSUs under the plans of $4.7 million and $8.9 million for the quarter and two quarters ended July 3, 2022, respectively, and $7.4 million and $9.8 million for the quarter and two quarters ended July 4, 2021, respectively.
The unrecognized compensation cost related to the unvested RSUs and the weighted-average period over which such cost is expected to be recognized are as follows:

	As of July 3, 2022
	Unrecognized Compensation Cost	Recognized Over a Weighted-Average Period of
KKI	$58,025	3.2 years
KKUK	291	1.5 years
Insomnia Cookies	2,847	3.2 years
KK Australia	305	0.6 years
KK Mexico	1,498	3.5 years
The estimated fair value of restricted stock is calculated using a market approach (i.e., market multiple is used for the KKUK and Insomnia Cookies plans and an agreed-upon EBITDA buyout multiple is used for KK Australia and KK Mexico plans).

Time-Vested Stock Options
KKI issues time-vested stock options under its Omnibus Incentive Plan. The fair value of time-vested stock options was estimated on the date of grant using the Black-Scholes option pricing model.

A summary of the status of the time-vested stock options as of January 2, 2022 and changes during the first two quarters of fiscal 2022 is presented below:

	Share Options Outstanding At				Share Options Outstanding At
(in thousands, except per share amounts)	January 2, 2022	Granted	Exercised	Forfeited or Expired	July 3, 2022
KKI
Options	2,817	—	—	—	2,817
Weighted Average Grant Date Fair Value	$6.10	—	—	—	$6.10
Weighted Average Exercise Price	$14.61	—	—	—	$14.61
The Company recorded total non-cash compensation expense related to the time-vested stock options of $0.8 million and $1.6 million for the quarter and two quarters ended July 3, 2022, respectively, and $0.9 million for the quarter and two quarters ended July 4, 2021.
The unrecognized compensation cost related to the unvested stock options and the weighted-average period over which such cost is expected to be recognized are as follows:

	As of July 3, 2022
	Unrecognized Compensation Cost	Recognized Over a Weighted-Average Period of
KKI	$12,235	3.8 years
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
The Company’s effective income tax rates were (188.73)% and 57.02% for the quarter and two quarters ended July 3, 2022, respectively, and (195.60)% and (222.58)% for the quarter and two quarters ended July 4, 2021, respectively. The Company’s effective income tax rate for the quarter and two quarters ended July 3, 2022 differed from the respective statutory rates primarily due to disallowed executive compensation expense, the mix of income and taxes attributable to foreign jurisdictions, the recognition of previously unrecognized tax benefits, and a discrete tax benefit related to a legal accrual discussed in Note 10, Commitments and Contingencies. The Company’s effective income tax rate for the quarter and two quarters ended July 4, 2021 differed from the respective statutory rates primarily due to the revaluation of U.K. deferred taxes as a result of the increase in the corporate tax rate from 19.0% to 25.0% beginning in 2023 and disallowed executive compensation in connection with the IPO.
Note 10 — Commitments and Contingencies
Pending Litigation
TSW Foods, LLC litigation
On November 13, 2020, TSW Foods, LLC (“TSW”), a reseller of certain Krispy Kreme packaged products, filed a demand for arbitration and statement of claim alleging Anticipatory Repudiation of the Master Reseller Agreement, Breach of the Master Reseller Agreement, and Breach of the Implied Covenant of Good Faith and Fair Dealing. On July 14, 2022, the Company and TSW negotiated a net settlement of approximately $3.3 million, for which the related liability has been reflected in the accompanying Condensed Consolidated Financial Statements.
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
Other Commitments and Contingencies
One of the Company’s primary banks issued letters of credit on its behalf totaling $10.3 million and $8.5 million as of July 3, 2022 and January 2, 2022, respectively, a majority of which secure the Company’s reimbursement obligations to insurers under its self-insurance arrangements.
Note 11 — Related Party Transactions
As of July 3, 2022 and January 2, 2022, the Company had an equity ownership in two franchisees, KremeWorks USA, LLC (20% ownership) and KremeWorks Canada, L.P. (25% ownership), with an aggregate carrying value of $1.1 million as of both July 3, 2022 and January 2, 2022.
The Company was party to a senior unsecured note agreement with Krispy Kreme, G.P. (“KK GP”) for an aggregate principal amount of $283.1 million. In April 2019, the Company entered into an additional unsecured note with KK GP for $54.0 million (such notes together, the “Related Party Notes”). As of January 3, 2021, the outstanding amount of principal and interest was $344.6 million. The Related Party Notes were paid off in full during the second quarter of fiscal 2021. The interest expense was $4.8 million and $10.4 million for the quarter and two quarters ended July 4, 2021. No interest expense was incurred for the quarter and two quarters ended July 3, 2022.

Note 12 — Revenue Recognition
Disaggregation of Revenues
Revenues are disaggregated as follows:

	Quarter Ended		Two Quarters Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Company Shops, DFD and Branded Sweet Treat Line	$354,551	$329,775	$706,385	$630,270
Mix and equipment revenue from franchisees	13,226	11,448	25,444	24,538
Franchise royalties and other	7,468	7,963	15,948	16,187
Total net revenues	$375,245	$349,186	$747,777	$670,995
Other revenues include advertising fund contributions from franchisees, rental income, development and franchise fees, and licensing royalties from Keurig related to Krispy Kreme brands coffee sales.
Contract Balances
Deferred revenue subject to Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and related receivables are as follows:

	July 3, 2022	January 2, 2022	Balance Sheet Location
Trade receivables, net of allowances of $424 and $896, respectively	$37,413	$41,132	Accounts receivables, net
Deferred revenue:
Current	$16,916	$17,458	Accrued liabilities
Noncurrent	3,084	2,981	Other long-term obligations and deferred credits
Total deferred revenue	$20,000	$20,439

Note 13 — Net Loss per Share
The following table presents the calculations of basic and diluted EPS:

	Quarter Ended		Two Quarters Ended
(in thousands, except per share amounts)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net (loss)/income attributable to Krispy Kreme, Inc.	$(3,849)	$(17,142)	$153	$(20,203)
Adjustment to net (loss)/income attributable to common shareholders	—	(424)	(374)	(417)
Net loss attributable to common shareholders - Basic	$(3,849)	$(17,566)	$(221)	$(20,620)
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(83)	(120)	(122)	(145)
Net loss attributable to common shareholders - Diluted	$(3,932)	$(17,686)	$(343)	$(20,765)
Basic weighted average common shares outstanding	167,367	132,351	167,314	128,669
Dilutive effect of outstanding common stock options and RSUs	—	—	—	—
Diluted weighted average common shares outstanding	167,367	132,351	167,314	128,669
Loss per share attributable to common shareholders:
Basic	$(0.02)	$(0.13)	$0.00	$(0.16)
Diluted	$(0.02)	$(0.13)	$0.00	$(0.16)
Potential dilutive shares consist of unvested RSUs and stock options, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes certain unvested RSUs granted under certain subsidiaries’ executive ownership plans and long-term incentive plans, because their inclusion would have been antidilutive.
The following table summarizes the gross number of potential dilutive unvested RSUs excluded due to antidilution (unadjusted for the treasury stock method):

	Quarter Ended		Two Quarters Ended
(in thousands)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
KKI	6,222	5,318	6,222	5,238
KKUK	—	3	—	3
Insomnia Cookies	—	—	5	—
KK Australia	—	—	—	—
KK Mexico	—	—	1	—
For the quarter and two quarters ended July 3, 2022, as well as the quarter and two quarters ended July 4, 2021, all 2.8 million time-vested stock options were excluded from the computation of diluted weighted average common shares outstanding based on application of the treasury stock method.

Note 14 — Segment Reporting
The Company conducts business through the three reportable segments: U.S. and Canada, International, and Market Development. Unallocated corporate costs are excluded from the Company’s measurement of segment performance. These costs include general corporate expenses.
The reportable segment results are as follows:

	Quarter Ended		Two Quarters Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net revenues:
U.S. and Canada	$250,460	$230,918	$503,587	$453,388
International	93,853	89,237	181,054	155,743
Market Development	30,932	29,031	63,136	61,864
Total net revenues	$375,245	$349,186	$747,777	$670,995

	Quarter Ended		Two Quarters Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Segment Adjusted EBITDA:
U.S. and Canada	$26,017	$28,285	$59,625	$55,848
International	19,535	23,673	36,779	39,021
Market Development	10,495	9,858	21,782	20,749
Corporate	(8,686)	(9,423)	(21,918)	(16,822)
	47,361	52,393	96,268	98,796
Interest expense, net	7,586	9,793	14,937	18,042
Interest expense — related party(1)	—	4,821	—	10,387
Income tax expense	1,574	9,923	5,374	10,608
Depreciation and amortization expense	27,814	25,194	55,655	48,595
Share-based compensation	5,452	8,290	10,493	10,658
Employer payroll taxes related to share-based compensation	35	841	90	841
Other non-operating expense/(income), net(2)	756	(416)	435	(858)
Acquisition and integration expenses(3)	82	223	599	2,375
Shop closure expenses(4)	1,894	—	2,124	—
Restructuring and severance expenses(5)	476	1,336	476	1,336
IPO-related expenses(6)	—	6,727	—	10,203
Gain on sale-leaseback	—	—	(2,374)	—
Other(7)	4,100	657	4,409	1,983
Net (loss)/income	$(2,408)	$(14,996)	$4,050	$(15,374)

(1)Consists of interest expense related to the Related Party Notes which were paid off in full during the quarter ended July 4, 2021.
(2)Primarily foreign translation gains and losses in each period.
(3)Consists of acquisition and integration-related costs in connection with the Company’s business and franchise acquisitions, including legal, due diligence, consulting and advisory fees incurred in connection with acquisition and integration-related activities for the applicable period.
(4)Includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment.
(5)The quarter and two quarters ended July 3, 2022 consist of costs associated with restructuring of the global executive team. The quarter and two quarters ended July 4, 2021 consist of severance and related benefits costs associated with the Company’s realignment of the Company shop organizational structure to better support the DFD and Branded Sweet Treat Line businesses.
(6)Includes consulting and advisory fees incurred in connection with preparation for and execution of the Company’s IPO.

(7)The quarter and two quarters ended July 3, 2022 and July 4, 2021 consist primarily of legal expenses incurred outside the ordinary course of business on matters described in Note 10, Commitments and Contingencies, including the TSW litigation.
Note 15 — Subsequent Events
The Company evaluated subsequent events and transactions for potential recognition or disclosure in the Condensed Consolidated Financial Statements through August 17, 2022, the date the Condensed Consolidated Financial Statements were available to be issued. All subsequent events requiring recognition and disclosure have been incorporated into these Condensed Consolidated Financial Statements.
On August 5, 2022, the Company signed an agreement to acquire ownership of six franchise shops in the U.S. (located in the Midwest), as well as an additional shop still under construction. The acquisition is expected to occur later in August, with an expected total cash consideration of approximately $18.5 million. The acquisition provides the opportunity to expand the Company’s omni-channel strategy in the U.S., and is expected to be accounted for as a business combination. The results of the acquired franchise business were reported within the Market Development segment through the quarter ended July 3, 2022 and are expected to be reported within the U.S. and Canada segment following the acquisition date.

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
The following table presents a summary of our financial results for the periods presented:

	Quarter Ended			Two Quarters Ended
(in thousands except percentages)	July 3, 2022	July 4, 2021	% Change	July 3, 2022	July 4, 2021	% Change
Total Net Revenues	$375,245	$349,186	7.5%	$747,777	$670,995	11.4%
Net (Loss)/Income	(2,408)	(14,996)	83.9%	4,050	(15,374)	126.3%
Adjusted Net Income	14,646	20,469	-28.4%	30,729	38,095	-19.3%
Adjusted EBITDA	47,361	52,393	-9.6%	96,268	98,796	-2.6%
We generated 8.9% and 11.8% organic revenue growth for the quarter and two quarters ended July 3, 2022.
Significant Events and Transactions
Executing on our Omni-channel Strategy
We made strong progress on the execution of our omni-channel model in the second quarter of fiscal 2022, where we focus on being able to deliver fresh doughnuts to where our consumers are located. We continued to add quality Global Points of Access across our network as we convert markets into fully implemented Hub and Spoke models, including a net total of 382 new Global Points of Access in the second quarter of fiscal 2022 to surpass 11,400 Global Points of Access. The primary driver of the increased Points of Access during the second quarter was the continued expansion of our low capital DFD network in alignment with our transformation strategy, as we added 396 DFD Doors globally, including 109 DFD Doors to the U.S. and Canada segment, 209 to the International segment, and 78 to the Market Development segment. As highlighted by the more developed model within the International segment, the capital-efficient Hub and Spoke distribution model increases accessibility to our consumers and drives higher profitability and increased margins. We expect DFD growth to continue to be one of our most significant drivers of earnings growth, through both increased door count and growth in average revenue per door per week (“APD”), which rose by 9.0% in the U.S. and Canada in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021.
The increase in Points of Access and the strong growth in APD in the U.S. and Canada allowed our trailing four quarters Sales per Hub to increase 22.2% from $3.6 million in the second quarter of fiscal 2021 to a record high $4.4 million in the second quarter of fiscal 2022. Our trailing four quarters International Sales per Hub also increased by 22.5% from $8.0 million to $9.8 million for the same periods. The increase in our Sales per Hub domestically and internationally led to 8.9% organic revenue growth in the second quarter compared to the same period in the prior year. Our goal is to continue to grow our Sales per Hub over time, which we believe will drive higher margins and higher return on invested capital.
During the second quarter, the macroeconomic environment has been challenging with supply chain disruption, inflationary pressures in commodities and labor costs, and inflationary pressures on consumer demand. These effects have been felt most heavily by our KKUK and Krispy Kreme U.S. and Canada businesses, with weakness in our less resilient Hubs without Spokes. With this backdrop, our strategy has been to continue to focus on long-term growth through execution of the omni-channel model in the U.S. and Canada as well as internationally, and to invest in the consumer through Acts of Joy, including a “Sweet New Deal” and other higher promotional activity. We also delayed pricing action in the U.K. and the U.S. and Canada until the beginning of the third quarter of fiscal 2022, when we increased prices by mid to high single digits for the first time in fiscal 2022. We made the increase to offset labor and commodity pressures, while continuing to leverage innovation and promotions to connect with consumers in a thoughtful way and build brand power.
Additionally, during the second quarter of fiscal 2022, we initiated portfolio optimization efforts for our legacy Krispy Kreme U.S. and Canada business, with a focus on our Hubs without Spokes and overall efficiencies. Some of this optimization may include converting shop types to better leverage labor costs and to better facilitate the expansion of DFD, reviewing the overall cost structure, and other potential actions. We believe this will enable us to focus even more on capital-efficient expansion in key strategic markets and to improve overall margins. As part of these efforts, we decided to exit six Doughnut Shops in the U.S. during the second quarter of fiscal 2022.
Ecommerce, Brand, and Innovation
Ecommerce represented 17.5% of our Doughnut and Cookie Shop sales (excluding DFD) for the second quarter of fiscal 2022, up from less than 10% pre-pandemic and 17.2% for the full fiscal year 2021. This reflects the growing importance of our loyalty members which increased to over 13 million in our equity markets during the second quarter. We are also expanding the delivery radius in several key markets around the world through partnerships with third party aggregators and the addition of Dark Shops.
Innovation is a significant driver of frequency as we create and introduce premium, fresh and buzz-worthy offerings to consumers across our Points of Access. High profile initiatives during the second quarter included Cinnamon Toast Crunch in the U.S. and Xbox in the U.K. In addition, we started a limited pilot of soft-serve ice cream products in 44 shops in the U.S. which generated over one billion earned media impressions. We also had successful seasonal activations across the globe, including our Easter and Mother’s Day limited time offerings (“LTOs”), and our celebrations of National Doughnut Day and Krispy Kreme’s 85th birthday.

Key Performance Indicators and Non-GAAP Measures
We monitor the key performance indicators and non-GAAP metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The calculation of the key performance indicators discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.
Throughout this Quarterly Report on Form 10-Q, we utilize “Global Points of Access” as a key performance indicator. Global Points of Access reflect all locations at which fresh doughnuts or cookies can be purchased. We define Global Points of Access to include all Hot Light Theater Shops, Fresh Shops, Carts, Food Trucks, and Other, DFD Doors, Cookie Shops, and other defined points at both Company-owned and franchise locations as of the end of the respective reporting period. We monitor Global Points of Access as a metric that informs the growth of our omni-channel presence over time and believe this metric is useful to investors to understand our footprint in each of our segments and by asset type.
The following table presents our Global Points of Access, by segment and type, as of the end of the second quarter of fiscal 2022, the second quarter of fiscal 2021, and fiscal 2021, respectively:

	Global Points of Access (1)
	Quarter Ended		Fiscal Year Ended
	July 3, 2022	July 4, 2021	January 2, 2022
U.S. and Canada: (2)
Hot Light Theater Shops	245	237	241
Fresh Shops	66	56	66
Cookie Shops	221	199	210
Carts, Food Trucks, and Other (3)	1	—	2
DFD Doors	5,520	5,067	5,204
Total	6,053	5,559	5,723
International:
Hot Light Theater Shops	34	28	32
Fresh Shops	386	365	370
Carts, Food Trucks, and Other (3)	2	—	1
DFD Doors	3,003	2,264	2,488
Total	3,425	2,657	2,891
Market Development: (4)
Hot Light Theater Shops	107	113	109
Fresh Shops	778	739	782
Carts, Food Trucks, and Other (3)	29	30	31
DFD Doors	1,017	518	891
Total	1,931	1,400	1,813
Total Global Points of Access (as defined)	11,409	9,616	10,427
Total Hot Light Theater Shops	386	378	382
Total Fresh Shops	1,230	1,160	1,218
Total Cookie Shops	221	199	210
Total Shops	1,837	1,737	1,810
Total Carts, Food Trucks, and Other	32	30	34
Total DFD Doors	9,540	7,849	8,583
Total Global Points of Access (as defined)	11,409	9,616	10,427
(1)Excludes Branded Sweet Treat Line distribution points.
(2)Includes Points of Access that were acquired from a franchisee in the Canada during the fourth quarter of fiscal 2021. These Points of Access were previously included in the Market Development segment. See Note 2, Acquisitions, to our Condensed Consolidated Financial Statements for further information.
(3)Carts and Food Trucks are non-producing, mobile (typically on wheels) facilities without walls or a door where product is received from a Hot Light Theater Shop or Doughnut Factory. Other includes a vending machine as of July 3, 2022.

Points of Access in this category are primarily found in international locations, in airports, train stations, etc. Comparative data has been included in all periods presented above.
(4)Includes locations in Japan, which were acquired in the fourth quarter of fiscal 2020 and are now Company-owned. All remaining Points of Access in the Market Development segment relate to our franchise business.
As of July 3, 2022, we had 11,409 Global Points of Access, with 1,837 Krispy Kreme and Insomnia Cookies branded shops, 32 Carts, Food Trucks, and Other, and 9,540 DFD Doors. During the second quarter of fiscal 2022 we added a net 18 additional shops globally (excluding the exit of 30 franchise shops in Russia), including two Hot Light Theater Shops, 12 Fresh Shops and four Insomnia Cookie Shops. In the quarter, Hot Light Theater Shops were added in locations such as Cairo, Egypt and Maribyrnong, Australia. We added 396 new DFD Doors during the quarter as we continue to focus on the expansion of our Hub and Spoke model. We plan to continue adding new locations and expanding our Ecommerce and delivery platform in order to extend the availability of our products.
We also utilize “Hubs” as a key performance indicator. Our transformation is driven by the implementation of an omni-channel strategy to reach more consumers where they are and drive revenue growth, and this strategy is supported by a capital-efficient Hub and Spoke distribution model that provides a route to market and powers profitability. Our Hot Light Theater shops and Doughnut Factories serve as centralized production facilities (“Hubs”). From these Hubs, we deliver doughnuts to our Fresh Shops, Carts, Food Trucks, and Other, Dark Shops, and DFD Doors (“Spokes”) through an integrated network of company-operated delivery routes, ensuring quality and freshness. A Dark Shop is a non-consumer facing, non-producing facility where product is received from a Hub and stored until taken out for delivery, typically via Ecommerce channels.
The following table presents our Hubs, by segment and type, as of the end of the second quarter of fiscal 2022, the second quarter of fiscal 2021 and fiscal 2021, respectively:

	Hubs
	Quarter Ended		Fiscal Year Ended
	July 3, 2022	July 4, 2021	January 2, 2022
U.S. and Canada:
Hot Light Theater Shops (1)	242	233	238
Doughnut Factories	4	5	4
Total	246	238	242
Hubs with Spokes	127	114	126
International:
Hot Light Theater Shops (1)	26	25	25
Doughnut Factories	11	12	11
Total	37	37	36
Hubs with Spokes	37	37	36
Market Development:
Hot Light Theater Shops (1)	104	112	106
Doughnut Factories	26	26	27
Total	130	138	133
Total Hubs	413	413	411
(1)Includes only Hot Light Theater Shops and excludes Mini Theaters. A Mini Theater is a Spoke location that produces some doughnuts for itself and also receives doughnuts from another producing location.
Non-GAAP Measures
We report our financial results in accordance with generally accepted accounting principles in the United States of America (“GAAP”); however, management evaluates our results of operations using, among other measures, organic revenue growth, adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), and Adjusted Net Income as we believe these non-GAAP measures are useful in evaluating our operating performance.
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
Organic Revenue Growth
Organic revenue growth measures our revenue growth trends excluding the impact of acquisitions and foreign currency, and we believe it is useful for investors to understand the expansion of our global footprint through internal efforts. We define organic revenue growth as the growth in revenues, excluding (i) acquired shops owned by us for less than twelve months following their acquisition, (ii) the impact of foreign currency exchange rate changes, and (iii) the impact of revenues generated during the 53rd week for those fiscal years that have a 53rd week based on our fiscal calendar defined in Note 1, Description of Business and Summary of Significant Accounting Policies. See “Results of Operations” for our organic growth calculations for the periods presented.
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
The following tables present a reconciliation of net (loss)/income to Adjusted EBITDA and net (loss)/income to Adjusted Net Income for the periods presented:

	Quarter Ended		Two Quarters Ended
(in thousands)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net (loss)/income	$(2,408)	$(14,996)	$4,050	$(15,374)
Interest expense, net	7,586	9,793	14,937	18,042
Interest expense — related party(1)	—	4,821	—	10,387
Income tax expense	1,574	9,923	5,374	10,608
Depreciation and amortization expense	27,814	25,194	55,655	48,595
Share-based compensation	5,452	8,290	10,493	10,658
Employer payroll taxes related to share-based compensation	35	841	90	841
Other non-operating expense/(income), net(2)	756	(416)	435	(858)
Acquisition and integration expenses(3)	82	223	599	2,375
Shop closure expenses(4)	1,894	—	2,124	—
Restructuring and severance expenses(5)	476	1,336	476	1,336
IPO-related expenses(6)	—	6,727	—	10,203
Gain on sale-leaseback	—	—	(2,374)	—
Other(7)	4,100	657	4,409	1,983
Adjusted EBITDA	$47,361	$52,393	$96,268	$98,796

	Quarter Ended		Two Quarters Ended
(in thousands)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net (loss)/income	$(2,408)	$(14,996)	$4,050	$(15,374)
Interest expense — related party(1)	—	4,821	—	10,387
Share-based compensation	5,452	8,290	10,493	10,658
Employer payroll taxes related to share-based compensation	35	841	90	841
Other non-operating expense/(income), net(2)	756	(416)	435	(858)
Acquisition and integration expenses(3)	82	223	599	2,375
Shop closure expenses(4)	2,144	—	2,374	—
Restructuring and severance expenses(5)	476	1,336	476	1,336
IPO-related expenses(6)	—	6,727	—	10,203
Gain on sale-leaseback	—	—	(2,374)	—
Other(7)	4,100	657	4,409	1,983
Amortization of acquisition related intangibles(8)	6,978	7,627	14,224	15,076
KKI Term Loan Facility interest and debt issuance costs(9)	—	2,341	—	2,341
Tax impact of adjustments(10)	(2,341)	(798)	(3,419)	(4,820)
Tax specific adjustments(11)	(628)	3,816	(628)	3,947
Adjusted net income	$14,646	$20,469	$30,729	$38,095
(1)Consists of interest expense related to the Related Party Notes which were paid off in full during the quarter ended July 4, 2021.
(2)Primarily foreign translation gains and losses in each period.
(3)Consists of acquisition and integration-related costs in connection with the Company’s business and franchise acquisitions, including legal, due diligence, consulting and advisory fees incurred in connection with acquisition and integration-related activities for the applicable period.
(4)Includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment. Shop closure expenses included in Adjusted Net Income are inclusive of accelerated depreciation related to replacing a point of sale system.
(5)The quarter and two quarters ended July 3, 2022 consist of costs associated with restructuring of the global executive team. The quarter and two quarters ended July 4, 2021 consist of severance and related benefits costs associated with the Company’s realignment of the Company shop organizational structure to better support the DFD and Branded Sweet Treat Line businesses.
(6)Includes consulting and advisory fees incurred in connection with preparation for and execution of the Company’s IPO.
(7)The quarter and two quarters ended July 3, 2022 and July 4, 2021 consist primarily of legal expenses incurred outside the ordinary course of business on matters described in Note 10, Commitments and Contingencies.
(8)Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the Condensed Consolidated Statements of Operations.
(9)Includes interest expense of $0.6 million and debt issuance costs of $1.7 million incurred and recognized as expenses in the quarter ended July 4, 2021 in connection with the extinguishment of the KKI Term Loan Facility within four business days of receipt of the net proceeds from the IPO.
(10)Tax impact of adjustments calculated applying the applicable statutory rates. The quarter and two quarters ended July 3, 2022 also include the impact of disallowed executive compensation expense and a discrete tax benefit related to a legal accrual described in Note 10, Commitments and Contingencies.
(11)The quarter and two quarters ended July 3, 2022 consist of the recognition of a previously unrecognized tax benefit unrelated to ongoing operations. The quarter and two quarters ended July 4, 2021 consist primarily of the effect of tax law changes on existing temporary differences.

Sales Per Hub
In order to measure the effectiveness of our Hub and Spoke model, we use “Sales per Hub” on a trailing four-quarter basis, which includes all revenue generated from a Hub and its associated Spokes. Sales per Hub equals Fresh Revenues from Hubs with Spokes, divided by the average number of Hubs with Spokes during the period. Fresh Revenues include product sales generated from our Doughnut Shop business (including Ecommerce and delivery), as well as DFD sales, but excluding sales from our legacy wholesale business and our Branded Sweet Treat Line. It also excludes all Insomnia Cookies revenues as the measure is focused on the Krispy Kreme business. The Average Hub with Spokes for a period is calculated as the average of the number of Hubs with Spokes at the end of the five most recent quarters. The Sales per Hub performance measure allows us and investors to measure our effectiveness at leveraging the Hubs in the Hub and Spoke model to distribute product and generate cost efficiencies and profitability.
Sales per Hub was as follows for each of the trailing four quarters periods below:

	Trailing Four Quarters Ended	Fiscal Year Ended
(in thousands, unless otherwise stated)	July 3, 2022	January 2, 2022	January 3, 2021
U.S. and Canada:
Revenues	$978,612	$928,413	$782,717
Non-Fresh Revenues (1)	(39,677)	(37,311)	(128,619)
Fresh Revenues from Insomnia Cookies and Hubs without Spokes (2)	(399,959)	(415,768)	(323,079)
Sales from Hubs with Spokes	538,976	475,334	331,019
Sales per Hub (millions)	4.4	4.0	3.5

International:
Sales from Hubs with Spokes (3)	$358,306	$332,995	$230,185
Sales per Hub (millions)	9.8	9.1	6.4
(1)Includes legacy wholesale business revenues and Branded Sweet Treat Line revenues.
(2)Includes Insomnia Cookies revenues and Fresh Revenues generated by Hubs without Spokes.
(3)Total International net revenues is equal to Fresh Revenues from Hubs with Spokes for that business segment.
In our International segment, where the Hub and Spoke model is most developed, Sales per Hub reached $9.8 million, up from $9.1 million in the full fiscal year 2021 and $6.4 million in the full fiscal year 2020. The International segment illustrates the benefits of leveraging our Hub and Spoke model in the most efficient way to grow the business, as shown by the its quick recovery from the impacts of the COVID-19 pandemic and growth in profit margins. In the U.S. and Canada segment, we reached Sales per Hub of $4.4 million, up from $4.0 million in the full fiscal year 2021 and $3.5 million in the full fiscal year 2020. U.S. and Canada growth was driven by our efforts to increase the number of DFD Doors served by our Hubs and to increase APD for the DFD Door portfolio, as the segment makes progress toward optimizing the model to look more like International. As we further extend the Hub and Spoke model into existing and new markets around the world, increase innovation, and selectively take pricing actions, we expect to see this measure continue to grow.

Results of Operations
The following comparisons are historical results and are not indicative of future results which could differ materially from the historical financial information presented.
Quarter ended July 3, 2022 compared to the Quarter ended July 4, 2021
The following table presents our unaudited condensed consolidated results of operations for the quarter ended July 3, 2022 and the quarter ended July 4, 2021:

	Quarter Ended
	July 3, 2022		July 4, 2021		Change
(in thousands except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$367,777	98.0%	$341,223	97.7%	$26,554	7.8%
Royalties and other revenues	7,468	2.0%	7,963	2.3%	(495)	-6.2%
Total net revenues	375,245	100.0%	349,186	100.0%	26,059	7.5%
Product and distribution costs	100,558	26.8%	85,017	24.3%	15,541	18.3%
Operating expenses	173,942	46.4%	157,877	45.2%	16,065	10.2%
Selling, general and administrative expense	51,754	13.8%	60,930	17.4%	(9,176)	-15.1%
Marketing expenses	11,215	3.0%	10,052	2.9%	1,163	11.6%
Pre-opening costs	985	0.3%	1,752	0.5%	(767)	-43.8%
Other expenses/(income), net	1,469	0.4%	(761)	-0.2%	2,230	293.0%
Depreciation and amortization expense	27,814	7.4%	25,194	7.2%	2,620	10.4%
Operating income	7,508	2.0%	9,125	2.6%	(1,617)	-17.7%
Interest expense, net	7,586	2.0%	9,793	2.8%	(2,207)	-22.5%
Interest expense — related party	—	—%	4,821	1.4%	(4,821)	-100.0%
Other non-operating expense/(income), net	756	0.2%	(416)	-0.1%	1,172	281.7%
Loss before income taxes	(834)	-0.2%	(5,073)	-1.5%	4,239	83.6%
Income tax expense	1,574	0.4%	9,923	2.8%	(8,349)	-84.1%
Net loss	(2,408)	-0.6%	(14,996)	-4.3%	12,588	83.9%
Net income attributable to noncontrolling interest	1,441	0.4%	2,146	0.6%	(705)	-32.9%
Net loss attributable to Krispy Kreme, Inc.	$(3,849)	-1.0%	$(17,142)	-4.9%	$13,293	77.5%
Product sales: Product sales increased $26.6 million, or 7.8%, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022. Approximately $4.5 million of the increase in product sales was attributable to shops acquired from franchisees. However, product sales growth was partially offset by $9.1 million attributable to foreign currencies weakening against the U.S. dollar.
Royalties and other revenues: Royalties and other revenues decreased $0.5 million, or 6.2%, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022, reflecting the impact of the acquisition of KK Canada in the fourth quarter of fiscal 2021.

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the quarter ended July 3, 2022 compared to the quarter ended July 4, 2021:

(in thousands except percentages)	U.S. and Canada	International	Market Development	Total Company
Total net revenues in second quarter of fiscal 2022	$250,460	$93,853	$30,932	$375,245
Total net revenues in second quarter of fiscal 2021	230,918	89,237	29,031	349,186
Total Net Revenues Growth	19,542	4,616	1,901	26,059
Total Net Revenues Growth %	8.5%	5.2%	6.5%	7.5%
Impact of acquisitions	(5,795)	—	1,623	(4,172)
Impact of foreign currency translation	—	7,018	2,044	9,062
Organic Revenue Growth	$13,747	$11,634	$5,568	$30,949
Organic Revenue Growth %	6.0%	13.0%	19.2%	8.9%
Total net revenue growth during the second quarter of fiscal 2022 of $26.1 million, or approximately 7.5%, and organic revenue growth of $30.9 million, or approximately 8.9%, was driven by increasing availability through new Global Points of Access, mostly capital-light DFD Doors, and via Ecommerce. A record 420 million doughnuts were sold around the world during the quarter, an increase of 7% over the prior year. The lower revenue growth compared to recent quarters is primarily explained by the strong U.S. dollar as well as wider consumer traffic declines in the U.K. Additionally, pricing action was taken early in the third quarter of fiscal 2022 in the U.S. and the U.K. to offset labor and commodity inflation impacts.
U.S. and Canada segment net revenue growth was driven by a combination of continued execution of our omni-channel strategy and the acquisition of KK Canada (10 shops in the fourth quarter of fiscal 2021). U.S. and Canada net revenue grew $19.5 million, or approximately 8.5%, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022 while U.S. and Canada organic revenue increased $13.7 million, or approximately 6.0%, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022. Organic growth was driven by continued expansion of fresh Points of Access, particularly low capital DFD Doors which have increased by 453 (and with a 9.0% increase in APD) compared to the second quarter of fiscal 2021. We also operated an additional 22 Insomnia Cookies shops compared to the second quarter of fiscal 2021. Our organic growth has also been supplemented by effective pricing increases taken in the second half of fiscal 2021, leading to significant increase in the average transaction size, but offset some by transaction declines.
Our International segment net revenue grew $4.6 million, or approximately 5.2%, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022, in spite of foreign currency translation impacts of $7.0 million from a strengthening U.S. dollar. International organic revenue grew $11.6 million, or approximately 13.0%, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022, driven by the substantial expansion of DFD Doors and new shop openings, with fresh Points of Access increasing by 768, or 28.9%, to 3,425 compared to the second quarter of fiscal 2021. Growth was strong in Mexico, Australia, and New Zealand. We still saw growth in the U.K. and Ireland despite a challenging consumer environment, with U.K industry retail footfall traffic declining compared to the prior year.
Our Market Development segment net revenue increased $1.9 million, or approximately 6.5%, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022, in spite of the impact of franchise acquisitions such as KK Canada and by certain foreign currencies devaluing against the U.S. dollar. When adjusted for the impacts of acquisitions and foreign currency, Market Development organic revenue grew $5.6 million, or approximately 19.2%, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022, driven by focused growth in our international franchise markets and benefits from DFD and Ecommerce expansion in Japan.
Product and distribution costs (exclusive of depreciation and amortization): Product and distribution costs increased $15.5 million, or 18.3%, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022, attributable to the same factors as our revenue growth. Product and distribution costs as a percentage of revenue increased by approximately 250 basis points from 24.3% in the second quarter of fiscal 2021 to 26.8% in the second quarter of fiscal 2022. This increase was primarily driven by inflationary pressures on commodities and logistics costs in the second quarter of fiscal 2022, as well as targeted discount promotions such as “Beat the Pump.”
Operating expenses: Operating expenses increased $16.1 million, or 10.2%, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022, driven mainly by labor cost inflation, as well as investments to support growth. Operating expenses as a percentage of revenue increased approximately 120 basis points, from 45.2% in the second quarter of fiscal 2021 to 46.4% in the second quarter of fiscal 2022 with decreased performance for Hubs without Spokes for Krispy Kreme U.S. and

Canada coupled with transaction volume declines for KKUK. This has been partially offset by efficiency benefits from DFD expansion as we execute our Hub and Spoke transformation.
Selling, general and administrative expense: Selling, general and administrative (“SG&A”) expense decreased $9.2 million, or 15.1%, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022. As a percentage of revenue, SG&A expense decreased approximately 360 basis points, from 17.4% in the second quarter of fiscal 2021 to 13.8% in the second quarter of fiscal 2022, primarily due to a decrease in advisory service fees as we completed our IPO in the second quarter of fiscal 2021. The decline for the quarter was also driven by a decrease in employee compensation.
Marketing expenses: Marketing expenses increased $1.2 million, or 11.6%, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022, primarily driven by an increased cost of advertising.
Other expense/(income), net: Other expense, net of $1.5 million in the second quarter of fiscal 2022 was primarily driven by impairment and lease termination costs. As part of our omni-channel transformation, we initiated portfolio optimization efforts for Krispy Kreme U.S. and Canada during the second quarter of fiscal 2022, which included deciding to exit six lower margin shops in the U.S. We expect additional impairment and lease termination costs related to this project in the second half of fiscal 2022.
Depreciation and amortization expense: Depreciation and amortization expense increased $2.6 million, or 10.4%, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022, primarily driven by increased capital spend and assets placed into service to support the Hub and Spoke model evolution.
Interest expense - related party: Interest expense with related parties decreased $4.8 million or 100.0%, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022, driven by paying off our Related Party Notes in full with KK GP during the second quarter of fiscal 2021.
Income tax expense: The income tax expense of $1.6 million in the second quarter of fiscal 2022 was driven by disallowed executive compensation expense, the recognition of previously unrecognized tax benefits, and a discrete tax benefit related to a legal accrual described in Note 10, Commitments and Contingencies. Our tax expense was also impacted by the mix of income between the U.S. and foreign jurisdictions.
Net income attributable to noncontrolling interest: Net income attributable to noncontrolling interest decreased $0.7 million or 32.9%, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022, driven by less earnings allocated to certain consolidated subsidiaries, particularly WKS Krispy Kreme.
Results of Operations by Segment – Quarter ended July 3, 2022 compared to the Quarter ended July 4, 2021
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Quarter Ended		Change
(in thousands except percentages)	July 3, 2022	July 4, 2021	$	%
Adjusted EBITDA
U.S. and Canada	$26,017	$28,285	$(2,268)	-8.0%
International	19,535	23,673	(4,138)	-17.5%
Market Development	10,495	9,858	637	6.5%
Corporate	(8,686)	(9,423)	737	7.8%
Total Adjusted EBITDA (1)	$47,361	$52,393	$(5,032)	-9.6%
(1)Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net income/(loss).
U.S. and Canada Adjusted EBITDA decreased $2.3 million, or 8.0%, with margin decline of approximately 180 basis points to 10.4% in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. This decrease was driven by cost increases in labor and commodities, as well as weaker performance in our Hubs without Spokes. This has been partially offset by efficiency benefits from DFD expansion as we execute our Hub and Spoke transformation, as well as an improvement in margin for our Branded Sweet Treat Line. Since the end of the second quarter of fiscal 2022, we have also implemented mid-single digit pricing increases which we believe will improve margins. Additionally, we believe the legacy U.S. and Canada optimization efforts discussed in “Significant Events and Transactions” above will yield improvement to margins in fiscal 2023 and 2024.
International Adjusted EBITDA decreased $4.1 million, or 17.5%, with margin decline of approximately 570 basis points to 20.8% from the second quarter of fiscal 2021 to the second quarter of fiscal 2022, due to cycling record performance a year ago upon the re-opening from COVID-19, cost pressures from labor and commodities, and a challenging consumer environment in the U.K. Additionally, foreign currency translation had an adverse impact of $1.4 million on International’s Adjusted EBITDA during the quarter.
Market Development Adjusted EBITDA increased $0.6 million, or 6.5%, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022 driven by top-line growth of our international franchise markets, which more than offset the impact of acquisitions and foreign currency fluctuations.
Corporate expenses within Adjusted EBITDA decreased $0.7 million, or 7.8%, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022 driven in part by a decrease of our employee compensation accrual.
Two Quarters ended July 3, 2022 compared to the Two Quarters ended July 4, 2021
The following table presents our unaudited condensed consolidated results of operations for the two quarters ended July 3, 2022 and the two quarters ended July 4, 2021:

	Two Quarters Ended
	July 3, 2022		July 4, 2021		Change
(in thousands except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$731,829	97.9%	$654,808	97.6%	$77,021	11.8%
Royalties and other revenues	15,948	2.1%	16,187	2.4%	(239)	-1.5%
Total net revenues	747,777	100.0%	670,995	100.0%	76,782	11.4%
Product and distribution costs	196,669	26.3%	165,014	24.6%	31,655	19.2%
Operating expenses	342,668	45.8%	305,418	45.5%	37,250	12.2%
Selling, general and administrative expense	105,465	14.1%	110,467	16.5%	(5,002)	-4.5%
Marketing expenses	21,374	2.9%	19,559	2.9%	1,815	9.3%
Pre-opening costs	2,314	0.3%	3,143	0.5%	(829)	-26.4%
Other income, net	(1,164)	-0.2%	(4,006)	-0.6%	2,842	70.9%
Depreciation and amortization expense	55,655	7.4%	48,595	7.2%	7,060	14.5%
Operating income	24,796	3.3%	22,805	3.4%	1,991	8.7%
Interest expense, net	14,937	2.0%	18,042	2.7%	(3,105)	-17.2%
Interest expense – related party	—	—%	10,387	1.5%	(10,387)	-100.0%
Other non-operating expense/(income), net	435	0.1%	(858)	-0.1%	1,293	150.7%
Income/(loss) before income taxes	9,424	1.3%	(4,766)	-0.7%	14,190	297.7%
Income tax expense	5,374	0.7%	10,608	1.6%	(5,234)	-49.3%
Net income/(loss)	4,050	0.5%	(15,374)	-2.3%	19,424	126.3%
Net income attributable to noncontrolling interest	3,897	0.5%	4,829	0.7%	(932)	-19.3%
Net income/(loss) attributable to Krispy Kreme, Inc	$153	—%	$(20,203)	-3.0%	$20,356	100.8%
Product sales: Product sales increased $77.0 million, or 11.8%, from the first two quarters of fiscal 2021 to the first two quarters of fiscal 2022. Approximately $12.9 million of the increase in product sales was attributable to shops acquired from franchisees. However, product sales growth was partially offset by $13.2 million attributable to foreign currencies weakening against the U.S. dollar.

Royalties and other revenues: Royalties and other revenues remained consistent from the first two quarters of fiscal 2021 to the first two quarters of fiscal 2022, impacted by activity related to the start of business with franchisees in new markets such as Chile, Costa Rica, Jordan, and Switzerland offset by the impact of franchise acquisitions such as KK Canada in the fourth quarter of fiscal 2021.
The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the two quarters ended July 3, 2022 compared to the two quarters ended July 4, 2021:

(in thousands except percentages)	U.S. and Canada	International	Market Development	Total Company
Total net revenues in first two quarters of fiscal 2022	$503,587	$181,054	$63,136	$747,777
Total net revenues in first two quarters of fiscal 2021	453,388	155,743	61,864	670,995
Total Net Revenues Growth	50,199	25,311	1,272	76,782
Total Net Revenues Growth %	11.1%	16.3%	2.1%	11.4%
Impact of acquisitions	(14,929)	—	4,213	(10,716)
Impact of foreign currency translation	—	9,953	3,205	13,158
Organic Revenue Growth	$35,270	$35,264	$8,690	$79,224
Organic Revenue Growth %	7.8%	22.6%	14.0%	11.8%
Total net revenue growth of $76.8 million, or approximately 11.4%, and organic revenue growth of $79.2 million, or approximately 11.8%, was driven by the continued and successful execution of our growth strategy of deploying our omni-channel approach globally. We have continued to increase availability through new Global Points of Access and the omni-channel model, particularly the expansion of Spokes, including DFD Doors, for existing Hubs with Spokes during the first two quarters of fiscal 2022.
U.S. and Canada net revenue grew $50.2 million, or approximately 11.1% from the first two quarters of fiscal 2021 to the first two quarters of fiscal 2022, and was impacted by U.S. franchise acquisitions (17 shops in the first quarter of fiscal 2021) and the acquisition of KK Canada. U.S. and Canada organic revenue grew $35.3 million, or approximately 7.8%, from the first two quarters of fiscal 2021 to the first two quarters of fiscal 2022, driven by significant expansion of the DFD business in strategic markets, increased leverage of Ecommerce and delivery channels, Krispy Kreme and Insomnia Cookies new shop openings, and successful LTOs.
Our International segment net revenue grew $25.3 million, or approximately 16.3%, from the first two quarters of fiscal 2021 to the first two quarters of fiscal 2022, in spite of foreign currency translation impacts of $10.0 million from a strengthening U.S. dollar. International organic revenue grew $35.3 million, or approximately 22.6%, from the first two quarters of fiscal 2021 to the first two quarters of fiscal 2022, driven mainly by substantial expansion of DFD Doors, new shop openings, and successful LTOs.
Our Market Development segment net revenue grew $1.3 million, or approximately 2.1%, from the first two quarters of fiscal 2021 to the first two quarters of fiscal 2022, in spite of the impact of franchise acquisitions and by certain foreign currencies devaluing against the U.S. dollar. Market Development organic revenue grew $8.7 million, or approximately 14.0%, from the first two quarters of fiscal 2021 to the first two quarters of fiscal 2022, driven by focused expansion in Japan and international franchise markets.
Product and distribution costs (exclusive of depreciation and amortization): Product and distribution costs increased $31.7 million, or 19.2%, from the first two quarters of fiscal 2021 to the first two quarters of fiscal 2022, largely in line with and attributable to the same factors as our revenue growth. Product and distribution costs as a percentage of revenue increased by approximately 170 basis points from 24.6% in the first two quarters of fiscal 2021 to 26.3% in the first two quarters of fiscal 2022. The increase was primarily driven by inflationary pressures on commodities and logistics costs in the first two quarters of fiscal 2022.
Operating expenses: Operating expenses increased $37.3 million, or 12.2%, from the first two quarters of fiscal 2021 to the first two quarters of fiscal 2022, driven mainly by franchise acquisitions, labor cost inflation, and labor investments to support growth. Franchise acquisitions, which result in additional operating expenses that are needed to run Company-owned operations versus franchises, contributed to the increase. Operating expenses as a percentage of revenue increased approximately 30 basis points, from 45.5% in the first two quarters of fiscal 2021 to 45.8% in the first two quarters of fiscal 2022 with decreased performance for Hubs without Spokes for Krispy Kreme U.S. and Canada coupled with transaction volume declines for KKUK. This has been partially offset by efficiency benefits from DFD expansion as we execute our Hub and Spoke transformation.
Selling, general and administrative expense: SG&A expenses decreased by $5.0 million, or 4.5%, from the first two quarters of fiscal 2021 to the first two quarters of fiscal 2022. As a percentage of revenue, SG&A expenses decreased approximately 240 basis points, from 16.5% in the first two quarters of fiscal 2021 to 14.1% in the first two quarters of fiscal 2022. The decrease was driven by higher IPO costs and acquisition and integration costs recognized in the first two quarters of fiscal 2021, a decrease of our employee compensation accrual in the second quarter of fiscal 2022, as well as economies of scale from our top-line revenue growth.
Other income, net: Other income, net of $1.2 million in the first two quarters of fiscal 2022 was primarily driven by a gain on sale-leaseback of $2.6 million during the first quarter of fiscal 2022, partially offset by impairment and lease termination costs in the second quarter of fiscal 2022. Other income, net of $4.0 million in the first two quarters of fiscal 2021 was primarily driven by one-time COVID-related business interruption insurance proceeds of approximately $3.5 million in the U.K. and Ireland.
Depreciation and amortization expense: Depreciation and amortization expense increased $7.1 million, or 14.5%, from the first two quarters of fiscal 2021 to the first two quarters of fiscal 2022, primarily driven by increased assets placed into service to support the Hub and Spoke model evolution.
Interest expense - related party: Interest expense with related parties decreased $10.4 million, or 100.0% from the first two quarters of fiscal 2021 to the first two quarters of fiscal 2022, driven by paying off our Related Party Notes in full with KK GP during the second quarter of fiscal 2021.
Income tax expense: Income tax expense of $5.4 million in the first two quarters of fiscal 2022 was driven by the mix of income between the U.S. and foreign jurisdictions, disallowed executive compensation expense, the recognition of previously unrecognized tax benefits, and a discrete tax benefit related to a legal accrual described in Note 10, Commitments and Contingencies.
Net income attributable to noncontrolling interest: Net income attributable to noncontrolling interest for the first two quarters of fiscal 2022 decreased $0.9 million, or 19.3%, from the first two quarters of fiscal 2021, driven by less earnings allocated to certain consolidated subsidiaries, particularly WKS Krispy Kreme.

Results of Operations by Segment – Two Quarters ended July 3, 2022 compared to the Two Quarters ended July 4, 2021
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Two Quarters Ended		Change
(in thousands except percentages)	July 3, 2022	July 4, 2021	$	%
Adjusted EBITDA
U.S. and Canada	$59,625	$55,848	$3,777	6.8%
International	36,779	39,021	(2,242)	-5.7%
Market Development	21,782	20,749	1,033	5.0%
Corporate	(21,918)	(16,822)	(5,096)	-30.3%
Total Adjusted EBITDA (1)	$96,268	$98,796	$(2,528)	-2.6%
(1)Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net loss.
U.S. and Canada Adjusted EBITDA increased $3.8 million, or 6.8%, with margin decline of approximately 50 basis points to 11.8% from the first two quarters of fiscal 2021 to the first two quarters of fiscal 2022. This decrease in margin was driven by cost increases in labor and commodities and underperformance in our Hubs without Spokes, partially offset by the positive impacts from an increase in our Points of Access in our Hubs with Spokes. Since the end of the second quarter of fiscal 2022, we also implemented mid-single digit pricing increases which we believe will improve margins. Additionally, we believe the legacy U.S. and Canada optimization efforts discussed in “Significant Events and Transactions” above will yield improvement to margins in fiscal 2023 and 2024.
International Adjusted EBITDA decreased $2.2 million, or 5.7%, with margin decline of approximately 480 basis points to 20.3% from the first two quarters of fiscal 2021 to the first two quarters of fiscal 2022, due primarily to an increase in labor and commodity costs compared to timing of price increases, as well as a challenging consumer environment in the U.K. Additionally, foreign currency translation had an adverse impact of $2.0 million on International’s Adjusted EBITDA during the first two quarters. Adjusted EBITDA in the first two quarters of fiscal 2021 was also impacted positively by $3.5 million business interruption insurance proceeds related to COVID-19 in the U.K. Despite these factors, we have seen positive impacts on Adjusted EBITDA margin from Points of Access expansion and efficiencies from our Hub and Spoke model evolution.
Market Development Adjusted EBITDA increased $1.0 million, or 5.0%, from the first two quarters of fiscal 2021 to the first two quarters of fiscal 2022 driven by top-line growth of our international franchise markets and Japan. This growth more than offset the impact of acquisitions and foreign currency translation.
Corporate expenses within Adjusted EBITDA increased $5.1 million, or 30.3%, from the first two quarters of fiscal 2021 to the first two quarters of fiscal 2022 driven by an increase in costs associated with our operation as a public company.
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

As of July 3, 2022, our outstanding principal amount under the 2019 Facility was $700.8 million. The increase from the balance as of January 2, 2022 is due to a net draw of $22.0 million on the revolving credit facility, which was used in part to fund quarterly term loan repayments of $17.5 million.
We had cash and cash equivalents of $38.6 million as of January 2, 2022 and $25.8 million as of July 3, 2022. We believe that our existing cash and cash equivalents and debt facilities will be sufficient to fund our operating and capital needs for at least the next twelve months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending to acquire franchises, the growth of our presence in new markets and the expansion of our omni-channel model in existing markets. We may enter into arrangements in the future to acquire or invest in complementary businesses, services and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations and financial condition would be adversely affected.
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

	Two Quarters Ended
(in thousands)	July 3, 2022	July 4, 2021
Net cash provided by operating activities	$53,923	$56,845
Net cash used for investing activities	(48,279)	(86,261)
Net cash (used for)/provided by financing activities	(14,156)	30,553
Cash Flows Provided by Operating Activities
Cash provided by operations totaled $53.9 million for the first two quarters of fiscal 2022, a decrease of $2.9 million compared with the amount for the first two quarters of fiscal 2021. Cash provided by operations decreased due to a decline of $9.8 million from changes in operating assets and liabilities, largely as a result of increases in inventories and other current and noncurrent assets and partially offset by increases in accounts payable and accrued liabilities. These effects were also partially offset by operating results producing net income in the first two quarters of fiscal 2022 compared to a net loss in the first two quarters of fiscal 2021.
We have undertaken broad efforts to improve our working capital position and cash generation, in part by negotiating longer payment terms with vendors. We have an agreement with a third-party administrator which allows participating vendors to track our payments, and if voluntarily elected by the vendor, to sell payment obligations from us to financial institutions as part of our SCF Program. Our typical payment terms for trade payables range up to 180 days outside of the SCF Program, depending on the type of vendors and the nature of the supplies or services. For vendors under the SCF Program, we have established payable terms ranging up to, but not exceeding, 360 days. When participating vendors elect to sell one or more of our payment obligations, our rights and obligations to settle the payables on their contractual due date are not impacted. We have no economic or commercial interest in a vendor’s decision to enter into these agreements and the financial institutions do not provide us with incentives such as rebates or profit sharing under the SCF Program. We agree on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and as the terms are not impacted by the SCF Program, such obligations are classified as trade payables. Our increased use of the SCF programs has continued through the quarter ended July 3, 2022.

Cash Flows Used for Investing Activities
Cash used for investing activities totaled $48.3 million for the first two quarters of fiscal 2022, a decrease in investment of $38.0 million compared with the first two quarters of fiscal 2021. The decrease is primarily due to $33.9 million cash used for acquisitions of franchised shops in the first two quarters of fiscal 2021 (compared to no cash used for acquisitions in the first two quarters of fiscal 2022), in addition to $3.0 million of proceeds from a sale-leaseback transaction completed in the first quarter of fiscal 2022. We also decreased our cash paid for purchases of property and equipment as a percentage of net revenue in the first two quarters of fiscal 2022 compared to the first two quarters of fiscal 2021, aided by capital-light DFD expansion.
Cash Flows (Used for)/Provided by Financing Activities
Cash used for financing activities totaled $14.2 million for the first two quarters of fiscal 2022, a reduction in financing of $44.7 million compared with the first two quarters of fiscal 2021. The reduction in financing was primarily due to decreasing our reliance on equity financing (reduction of $54.3 million invested, net of distributions) in the first two quarters of fiscal 2022 compared to the first two quarters of fiscal 2021, in addition to our payment of $12.5 million of issuance costs in connection with the IPO during the first quarter of fiscal 2022.
These reductions in financing were partially offset by $17.1 million of cash inflows related to structured payables programs (net proceeds on structured payables of $19.6 million in the two quarters ended July 3, 2022 compared to net proceeds from structured payables of $2.5 million in the two quarters ended July 4, 2021). We utilize various card products issued by financial institutions to facilitate purchases of goods and services. By using these products, we may receive differing levels of rebates based on timing of repayment. The payment obligations under these cards products are classified as structured payables on our Condensed Consolidated Balance Sheets and the associated cash flows are included in the financing section of our Condensed Consolidated Statement of Cash Flows.
Debt
Our long-term debt obligations consist of the following:

(in thousands)	July 3, 2022	January 2, 2022
2019 Facility - term loan	$603,750	$621,250
2019 Facility - revolving credit facility	97,000	75,000
Less: Debt issuance costs	(3,040)	(3,833)
Financing obligations	28,147	24,473
Total long-term debt	725,857	716,890
Less: Current portion of long-term debt	(39,844)	(36,583)
Long-term debt, less current portion	$686,013	$680,307
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
Under the terms of the 2019 Facility, we are subject to a requirement to maintain a Total Net Leverage Ratio of less than 5.25 to 1.00 as of July 3, 2022, which reduces to 5.00 to 1.00 by April 2, 2023. The Total Net Leverage Ratio under the 2019 Facility is defined as the ratio of (a) Total Indebtedness (as defined in the 2019 Facility, which includes all debt and finance lease obligations) minus unrestricted cash and cash equivalents to (b) a defined calculation of Adjusted EBITDA (“2019 Facility Adjusted EBITDA”) for the most recently ended Test Period (as defined in the 2019 Facility). The 2019 Facility Adjusted EBITDA for purposes of these restrictive covenants includes incremental adjustments beyond those included in our Adjusted EBITDA non-GAAP measure. Specifically, the 2019 Facility Adjusted EBITDA definition includes pro forma impact of EBITDA to be received from new shop openings and acquisitions for periods not yet in operation, certain acquisition related synergies and cost optimization activities and incremental add-backs for pre-opening costs. Our Total Net Leverage Ratio was 3.31 to 1.00 as of the end of the second quarter of fiscal 2022 compared to 2.99 to 1.00 as of the end of fiscal 2021, primarily due to a reduction in cash and cash equivalents.
We were in compliance with the financial and other covenants related to the 2019 Facility as of July 3, 2022 and expect to remain in compliance over the next 12 months. If we are unable to meet the 2019 Facility financial or other covenants in future periods, it may negatively impact our liquidity by limiting our ability to draw on the revolving credit facility, could result in the lenders accelerating the maturity of such indebtedness and foreclosing upon the collateral pledged thereunder, and could require the replacement of the 2019 Facility with new sources of financing, which there is no guaranty we could secure.
Critical Accounting Policies and Estimates
Our Condensed Consolidated Financial Statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q have been prepared in conformity with GAAP. The preparation of the Condensed Consolidated Financial Statements requires the use of judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our Condensed Consolidated Financial Statements. Actual results could differ from the estimates made by management.
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended January 2, 2022.
New Accounting Pronouncements
Refer to Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a detailed description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Effects of Changing Prices – Inflation
We are exposed to the effects of commodity price fluctuations in the cost of ingredients of our products, of which flour, sugar and shortening are the most significant. During the first two quarters of fiscal 2022, we have continued to experience headwinds from commodity inflation globally. We have undertaken efforts to effectively manage inflationary cost increases through rapid inventory turnover and reduced inventory waste, increased focus on resiliency of our supply chains, and an ability to adjust pricing of our products. Additionally, from time to time we may enter into forward contract for supply through our vendors for raw materials which are ingredients of our products or which are components of such ingredients, including wheat and soybean oil.
We are also exposed to the effects of commodity price fluctuations in the cost of gasoline used by our delivery vehicles. To mitigate the risk of fluctuations in the price of our gasoline purchases, we may directly purchase commodity futures contracts.
Interest Rate Risk
We are exposed to changes in interest rates on any borrowings under our debt facilities, which bear interest based on the one-month LIBOR (with a floor of zero). Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in LIBOR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps on $505.0 million notional of our $700.8 million of outstanding debt under the 2019 Facility as of July 3, 2022, which we account for as cash flow hedges. Based on the $195.8 million of unhedged outstanding as of July 3, 2022, a 100 basis point increase in the one-month LIBOR would result in a $2.0 million increase in interest expense for a twelve-month period, while a 100 basis point decrease would result in a $0.7 million decrease in interest expense for a twelve-month period based on the daily average of the one-month LIBOR through the fiscal quarter ended July 3, 2022.
The Financial Conduct Authority in the U.K. intends to phase out LIBOR by the end of 2023. We have negotiated terms in consideration of this discontinuation and do not expect that the discontinuation of the LIBOR rate, including any legal or regulatory changes made in response to its future phase out, will have a material impact on our liquidity or results of operations.
Foreign Currency Risk
We are exposed to foreign currency translation risk on the operations of our subsidiaries that have functional currencies other than the U.S. dollar, whose revenues accounted for approximately 29% of our total net revenues through the two quarters ended July 3, 2022. A substantial majority of these revenues, or approximately $215.1 million through the two quarters ended July 3, 2022, were attributable to subsidiaries whose functional currencies are the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen. A 10% increase or decrease in the average exchange rate of the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen against the U.S. dollar would have resulted in a decrease or increase of approximately $21.5 million in our total net revenues through the two quarters ended July 3, 2022.
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
As of July 3, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

There were no changes during the fiscal quarter ended July 3, 2022 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Shareholder Derivative Suit
On December 3, 2021, a shareholder of the Company brought a shareholder class and derivative action complaint against the members of the Company’s Board of Directors, the Company, JAB Holdings B.V. (“JAB”), and certain entities related to JAB (JAB and the related entities, collectively the “JAB Entities”). The plaintiff alleges that the members of the Company’s Board breached their fiduciary duty by allowing the JAB Entities to conduct a creeping takeover of the Company and that the JAB Entities aided and abetted those breaches.
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
As BakeMark distribution progresses, we will become increasingly reliant on BakeMark to distribute materials and supplies. If BakeMark experiences economic or operational challenges, this could cause disruptions to our supply chain in the U.S. and Canada. We cannot control the factors that may cause such challenges, and we may not be able to find an alternative distribution channel in a timely manner to prevent disruptions to our operations, which might even require that we temporarily stop production in the affected shops until other arrangements are taken. Additionally, the cost of a replacement distribution channel may also affect the financial performance of these shops. Severe disruption to BakeMark could result in a material and adverse impact on our business and our consolidated financial position, results of operations, and cash flows.
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

10.2	Exclusive distribution agreement dated March 15, 2022, by and among Krispy Kreme Doughnut Corporation and BakeMark USA LLC.

10.3*	Form of RSU award agreement under the Krispy Kreme, Inc. 2021 Omnibus Incentive Plan.

31.1*	Certification of Chief Executive Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

31.2*	Certification of Chief Financial Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

32.1**
Certifications of Chief Executive Officer and Chief Financial Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Charlotte, North Carolina on August 17, 2022.

Krispy Kreme, Inc.

By:	/s/ Josh Charlesworth
Name:	Josh Charlesworth
Title:	Global President, Chief Operating Officer & Chief Financial Officer