Form 10-Q
period 2022-10-02
Krispy Kreme, Inc.
filed 2022-11-15
CIK 1857154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2022

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

The registrant had outstanding 167,437,123 shares of common stock as of October 31, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Krispy Kreme, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended
	October 2, 2022 (13 weeks)	October 3, 2021 (13 weeks)	October 2, 2022 (39 weeks)	October 3, 2021 (39 weeks)
Net revenues
Product sales	$370,216	$334,324	$1,102,045	$989,132
Royalties and other revenues	7,306	8,475	23,254	24,662
Total net revenues	377,522	342,799	1,125,299	1,013,794
Product and distribution costs	102,870	92,152	299,539	257,166
Operating expenses	177,592	157,315	520,260	462,733
Selling, general and administrative expense	54,801	52,950	160,266	163,417
Marketing expenses	10,995	12,062	32,369	31,621
Pre-opening costs	1,200	1,192	3,514	4,335
Other expenses/(income), net	2,964	(359)	1,800	(4,365)
Depreciation and amortization expense	28,127	25,663	83,782	74,258
Operating (loss)/income	(1,027)	1,824	23,769	24,629
Interest expense, net	8,871	7,186	23,808	25,228
Interest expense — related party	—	—	—	10,387
Other non-operating expense/(income), net	1,648	732	2,083	(126)
Loss before income taxes	(11,546)	(6,094)	(2,122)	(10,860)
Income tax expense/(benefit)	294	(2,342)	5,668	8,266
Net loss	(11,840)	(3,752)	(7,790)	(19,126)
Net income attributable to noncontrolling interest	1,216	1,907	5,113	6,736
Net loss attributable to Krispy Kreme, Inc.	$(13,056)	$(5,659)	$(12,903)	$(25,862)
Net loss per share:
Common stock — Basic	$(0.08)	$(0.04)	$(0.08)	$(0.20)
Common stock — Diluted	$(0.08)	$(0.04)	$(0.08)	$(0.20)
Weighted average shares outstanding:
Basic	167,431	166,034	167,353	141,124
Diluted	167,431	166,034	167,353	141,124
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Comprehensive (Loss)/Income (Unaudited)
(in thousands)

	Quarter Ended		Three Quarters Ended
	October 2, 2022 (13 weeks)	October 3, 2021 (13 weeks)	October 2, 2022 (39 weeks)	October 3, 2021 (39 weeks)
Net loss	$(11,840)	$(3,752)	$(7,790)	$(19,126)
Other comprehensive (loss)/income, net of income taxes:
Foreign currency translation adjustment	(25,708)	(9,823)	(61,887)	(13,544)
Unrealized income on cash flow hedges, net of income taxes(1)	7,692	1,398	24,798	7,631
Total other comprehensive loss, net of income taxes	(18,016)	(8,425)	(37,089)	(5,913)
Comprehensive loss	(29,856)	(12,177)	(44,879)	(25,039)
Net income attributable to noncontrolling interest	1,216	1,907	5,113	6,736
Foreign currency translation adjustment attributable to noncontrolling interest	(1,283)	(414)	(2,186)	(414)
Total comprehensive (loss)/income attributable to noncontrolling interest	(67)	1,493	2,927	6,322
Comprehensive loss attributable to Krispy Kreme, Inc.	$(29,789)	$(13,670)	$(47,806)	$(31,361)
(1)Net of income tax expense of $2.6 million and $8.3 million for the quarter and three quarters ended October 2, 2022, respectively, and $0.5 million and $2.6 million for the quarter and three quarters ended October 3, 2021, respectively.
See accompanying notes to Condensed Consolidated Financial Statements.

 Krispy Kreme, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	(Unaudited) October 2, 2022	January 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$28,096	$38,562
Restricted cash	403	630
Accounts receivable, net	46,941	47,491
Inventories	49,406	34,851
Taxes receivable	16,537	14,662
Prepaid expense and other current assets	33,126	20,701
Total current assets	174,509	156,897
Property and equipment, net	450,954	438,918
Goodwill	1,074,241	1,105,322
Other intangible assets, net	966,358	992,520
Operating lease right of use asset, net	410,001	435,168
Other assets	25,788	16,429
Total assets	$3,101,851	$3,145,254
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$40,243	$36,583
Current operating lease liabilities	45,551	50,359
Accounts payable	188,059	182,104
Accrued liabilities	111,818	140,750
Structured payables	123,331	116,361
Total current liabilities	509,002	526,157
Long-term debt, less current portion	738,504	680,307
Noncurrent operating lease liabilities	400,594	415,208
Deferred income taxes, net	140,244	145,418
Other long-term obligations and deferred credits	39,784	42,509
Total liabilities	1,828,128	1,809,599
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 300,000 shares authorized as of both October 2, 2022 and January 2, 2022; 167,437 and 167,251 shares issued and outstanding as of October 2, 2022 and January 2, 2022, respectively	1,674	1,673
Additional paid-in capital	1,422,850	1,415,185
Shareholder note receivable	(4,812)	(4,382)
Accumulated other comprehensive loss, net of income tax	(37,380)	(2,478)
Retained deficit	(208,886)	(178,409)
Total shareholders’ equity attributable to Krispy Kreme, Inc.	1,173,446	1,231,589
Noncontrolling interest	100,277	104,066
Total shareholders’ equity	1,273,723	1,335,655
Total liabilities and shareholders’ equity	$3,101,851	$3,145,254
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained (Deficit)/ Earnings	Noncontrolling Interest	Total
	Shares Outstanding	Amount				Foreign Currency Translation Adjustment	Unrealized (Loss)/Income on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at January 2, 2022	167,251	$1,673	$1,415,185	$—	$(4,382)	$8,967	$(11,001)	$(444)	$(178,409)	$104,066	$1,335,655
Net income for the quarter ended April 3, 2022	—	—	—	—	—	—	—	—	4,002	2,456	6,458
Other comprehensive income for the quarter ended April 3, 2022 before reclassifications	—	—	—	—	—	1,334	11,724	—	—	—	13,058
Reclassification from AOCI	—	—	—	—	—	—	2,510	—	—	—	2,510
Capital contribution by shareholders	—	—	(3)	—	243	—	—	—	—	—	240
Share-based compensation	—	—	5,041	—	—	—	—	—	—	—	5,041
Purchase of shares by noncontrolling interest	—	—	—	—	(58)	—	—	—	—	110	52
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	—	(5,855)	—	(5,855)
Distribution to noncontrolling interest	—	—	—	—	21	—	—	—	—	(1,383)	(1,362)
Issuance of common stock upon settlement of RSUs, net of shares withheld	46	—	(390)	—	—	—	—	—	—	—	(390)
Other	—	—	(2)	—	(14)	—	—	—	1	—	(15)
Balance at April 3, 2022	167,297	$1,673	$1,419,831	$—	$(4,190)	$10,301	$3,233	$(444)	$(180,261)	$105,249	$1,355,392
Net (loss)/income for the quarter ended July 3, 2022	—	—	—	—	—	—	—	—	(3,849)	1,441	(2,408)
Other comprehensive (loss)/income for the quarter ended July 3, 2022 before reclassifications	—	—	—	—	—	(36,610)	1,011	—	—	(903)	(36,502)
Reclassification from AOCI	—	—	—	—	—	—	1,861	—	—	—	1,861
Capital contribution from shareholders	—	—	(31)	—	(236)	—	—	—	—	—	(267)
Share-based compensation	—	—	5,452	—	—	—	—	—	—	—	5,452
Purchase of shares by noncontrolling interest	—	—	—	—	(133)	—	—	—	—	491	358
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	—	(5,860)	—	(5,860)
Distribution to noncontrolling interest	—	—	(3,944)	—	—	—	—	—	—	(4,190)	(8,134)
Issuance of common stock upon settlement of RSUs, net of shares withheld	131	1	(898)	—	—	—	—	—	—	—	(897)
Other	—	—	—	—	(14)	—	1	—	—	—	(13)
Balance at July 3, 2022	167,428	$1,674	$1,420,410	$—	$(4,573)	$(26,309)	$6,106	$(444)	$(189,970)	$102,088	$1,308,982
Net (loss)/income for the quarter ended October 2, 2022	—	—	—	—	—	—	—	—	(13,056)	1,216	(11,840)
Other comprehensive (loss)/income for the quarter ended October 2, 2022 before reclassifications	—	—	—	—	—	(24,425)	7,585	—	—	(1,283)	(18,123)
Reclassification from AOCI	—	—	—	—	—	—	107	—	—	—	107
Capital contribution from shareholders	—	—	(38)	—	(223)	—	—	—	—	—	(261)
Share-based compensation	—	—	2,825	—	—	—	—	—	—	—	2,825
Dividends declared on common stock and equivalents ($0.035 per share)(1)	—	—	—	—	—	—	—	—	(5,860)	—	(5,860)
Distribution to noncontrolling interest	—	—	(285)	—	—	—	—	—	—	(1,744)	(2,029)
Issuance of common stock upon settlement of RSUs, net of shares withheld	9	—	(62)	—	—	—	—	—	—	—	(62)
Other	—	—	—	—	(16)	—	—	—	—	—	(16)
Balance at October 2, 2022	167,437	$1,674	$1,422,850	$—	$(4,812)	$(50,734)	$13,798	$(444)	$(208,886)	$100,277	$1,273,723
(1)Includes a $0.035 cash dividend per common share declared in the third quarter of fiscal 2022 and expected to be paid in the fourth quarter of fiscal 2022.
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained (Deficit)/ Earnings	Noncontrolling Interest	Total
	Shares Outstanding	Amount				Foreign Currency Translation Adjustment	Unrealized Loss on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at January 3, 2021	124,987	$1,250	$845,499	$—	$(18,660)	$23,508	$(24,610)	$(106)	$(142,197)	$163,675	$848,359
Net (loss)/income for the quarter ended April 4, 2021	—	—	—	—	—	—	—	—	(3,061)	2,683	(378)
Other comprehensive (loss)/income for the quarter ended April 4, 2021 before reclassifications	—	—	—	—	—	(2,264)	2,572	—	—	—	308
Reclassification from AOCI	—	—	—	—	—		2,530	—	—	—	2,530
Share-based compensation	—	—	2,368	—	—		—	—	—	—	2,368
Purchase of shares by noncontrolling interest	—	—	—	—	139		—	—	—	12,048	12,187
Distribution to noncontrolling interest	—	—	—	—	363		—	—	—	(2,239)	(1,876)
Other	—	—	(26)	—	(70)		—	—	2	(1)	(95)
Balance at April 4, 2021	124,987	$1,250	$847,841	$—	$(18,228)	$21,244	$(19,508)	$(106)	$(145,256)	$176,166	$863,403
Net (loss)/income for the quarter ended July 4, 2021	—	—	—	—	—	—	—	—	(17,142)	2,146	(14,996)
Other comprehensive loss for the quarter ended July 4, 2021 before reclassifications	—	—	—	—	—	(1,457)	(1,430)	—	—	—	(2,887)
Reclassification from AOCI	—	—	—	—	—	—	2,561	—	—	—	2,561
Capital contribution from shareholders	6,997	70	120,862	—	—	—	—	—	—	—	120,932
Share-based compensation	—	—	8,290	—	—	—	—	—	—	—	8,290
Purchase of shares by noncontrolling interest	—	—	—	—	14,421	—	—	—	—	26,648	41,069
Distribution to shareholders	—	—	(42,334)	—	—	—	—	—	—	—	(42,334)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(4,142)	(4,142)
Conversion of noncontrolling interest to additional paid-in capital in connection with the Merger	9,371	93	107,258	—	—	—	—	—	—	(107,351)	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	29,412	294	459,391	(471,250)	—	—	—	—	—	—	(11,565)
Issuance of common stock upon settlement of RSUs, net of shares withheld	1,267	13	(15,507)	—	—	—	—	—	—	—	(15,494)
Repurchase of common stock	(8,438)	(84)	(122,922)	—	—	—	—	—	—	—	(123,006)
Other	—	—	(4)	—	(20)	—	—	—	(1)	—	(25)
Balance at July 4, 2021	163,596	$1,636	$1,362,875	$(471,250)	$(3,827)	$19,787	$(18,377)	$(106)	$(162,399)	$93,467	$821,806
Net (loss)/income for the quarter ended October 3, 2021	—	—	—	—	—	—	—	—	(5,659)	1,907	(3,752)
Other comprehensive income/(loss) for the quarter ended October 3, 2021 before reclassifications	—	—	—	—	—	(9,409)	(1,215)	—	—	(414)	(11,038)
Reclassification from AOCI	—	—	—	—	—	—	2,613	—	—	—	2,613
Capital contribution from shareholders	—	—	(17)	—	(383)	—	—	—	—	—	(400)
Share-based compensation	—	—	6,315	—	—	—	—	—	—	—	6,315
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	—	(5,853)	—	(5,853)
Purchase of shares by noncontrolling interest	—	—	—	—	—	—	—	—	—	81	81
Distribution to noncontrolling interest	—	—	(13,413)	—	—	—	—	—	—	(2,882)	(16,295)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	3,500	35	55,151	471,250	—	—	—	—	—	—	526,436
Issuance of common stock upon settlement of RSUs, net of shares withheld	17	—	(188)	—	—	—	—	—	—	—	(188)
Other	—	—	1	—	(6)	—	—	—	—	—	(5)
Balance at October 3, 2021	167,113	$1,671	$1,410,724	$—	$(4,216)	$10,378	$(16,979)	$(106)	$(173,911)	$92,159	$1,319,720
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Quarters Ended
	October 2, 2022 (39 weeks)	October 3, 2021 (39 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,790)	$(19,126)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	83,782	74,258
Deferred income taxes	(10,259)	9,168
Loss on extinguishment of debt	—	1,700
Impairment and lease termination charges	7,255	854
(Gain)/loss on disposal of property and equipment	(244)	157
Gain on sale-leaseback	(4,311)	—
Share-based compensation	13,318	16,973
Change in accounts and notes receivable allowances	378	133
Inventory write-off	388	2,983
Other	804	(315)
Change in operating assets and liabilities, excluding business acquisitions and foreign currency translation adjustments	(12,591)	12,003
Net cash provided by operating activities	70,730	98,788
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of property and equipment	(75,002)	(83,485)
Proceeds from disposals of assets	856	202
Proceeds from sale-leaseback	5,700	—
Acquisition of shops and franchise rights from franchisees, net of cash acquired	(17,335)	(33,888)
Purchase of equity method investment	(989)	—
Other investing activities	(931)	455
Net cash used for investing activities	(87,701)	(116,716)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt	121,500	670,000
Repayment of long-term debt and lease obligations	(70,180)	(1,115,910)
Payment of financing costs	—	(1,700)
Proceeds from structured payables	219,459	194,927
Payments on structured payables	(211,778)	(223,063)
Payment of contingent consideration related to a business combination	(900)	—
Capital contribution by shareholders, net of loans issued	(288)	120,532
Proceeds from IPO, net of underwriting discounts (excluding unpaid issuance costs)	—	527,329
Payments of issuance costs in connection with IPO	(12,458)	—
Proceeds from sale of noncontrolling interest in subsidiary	410	53,337
Distribution to shareholders	(17,570)	(42,334)
Payments for repurchase and retirement of common stock	(2,425)	(138,501)
Distribution to noncontrolling interest	(11,525)	(17,257)
Net cash provided by financing activities	14,245	27,360
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,967)	(1,827)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(10,693)	7,605
Cash, cash equivalents and restricted cash at beginning of period	39,192	37,483
Cash, cash equivalents and restricted cash at end of period	$28,499	$45,088
Supplemental schedule of non-cash investing and financing activities:
Increase in accrual for property and equipment	$16,272	$3,137
Stock issuance under shareholder notes	547	446
Accrual for distribution to shareholders	(5,860)	(5,853)
Accrual for repurchase and retirement of common stock	—	(188)
Accrual for distribution to noncontrolling interest	—	(5,056)
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$28,096	$44,895
Restricted cash	403	193
Total cash, cash equivalents and restricted cash	$28,499	$45,088
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
Basis of Presentation and Consolidation
The Company operates and reports financial information on a 52 or 53-week year with the fiscal year ending on the Sunday closest to December 31. The data periods contained within fiscal years 2021 and 2022 will reflect the results of operations for the 52-week periods ended January 2, 2022 and January 1, 2023, respectively. The quarters ended October 2, 2022 and October 3, 2021 were both 13-week periods.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto as of and for the year ended January 2, 2022, included in the Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet as of January 2, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations for the quarter and three quarters ended October 2, 2022 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending January 1, 2023.
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

Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for the year ended January 2, 2022 included in the Annual Report on Form 10-K. There have been no material changes to the significant accounting policies during the quarter ended October 2, 2022.
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
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires certain disclosures be made when an entity receives government assistance, including the types of assistance, an entity’s accounting for the assistance, and the effect of the assistance on an entity’s financial statements. It is effective for all entities for financial statements issued for annual periods beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the effect of the new guidance on its annual disclosures.
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires certain disclosures be made by a buyer in a supplier finance program, including the key terms of the program and, for the obligations that the buyer has confirmed as valid to the finance provider, the amount outstanding that remains unpaid by the buyer as of the end of the fiscal period, a description of where those obligations are presented in the balance sheet, and a rollforward of those obligations during the fiscal period. It is effective for all entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the effect of the new guidance on its annual and interim disclosures.
Note 2 — Acquisitions
2022 Acquisitions
In the third quarter of fiscal 2022, the Company acquired the business and operating assets of one franchisee, consisting of seven Krispy Kreme shops in the U.S. (with one shop under construction). The Company paid total consideration of $19.4 million, consisting of $17.3 million of cash, $1.2 million of consideration payable to the sellers, and $0.9 million settlement of amounts related to pre-existing relationships, to acquire substantially all of the shops’ assets. Consideration payable of $1.2 million was withheld primarily to cover indemnification claims that could arise after closing. Absent any claims, these amounts are payable within 12 months of the acquisition date.
The settlement of pre-existing relationships included in the purchase consideration includes the write-off of accounts and notes receivable, net of deferred revenue, of $0.3 million. It also includes the disposal of the franchise intangible asset related to the franchisee recorded at time of the acquisition of Krispy Kreme by JAB Holding Company (“JAB”). The cumulative net book value of the franchise intangible asset was $0.6 million at the acquisition date. The Company accounted for the transaction as a business combination.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition for the acquisition above.

KK U.S. Shops
Assets acquired:
Cash and cash equivalents	$7
Prepaid expense and other current assets	138
Property and equipment, net	895
Other intangible assets, net	11,652
Operating lease right of use asset, net	4,702
Other assets	20
Total identified assets acquired	17,414
Liabilities assumed:
Accrued liabilities	(106)
Current operating lease liabilities	(221)
Noncurrent operating lease liabilities	(4,481)
Total liabilities assumed	(4,808)
Goodwill	6,842
Purchase consideration, net	$19,448
Transaction costs in 2022	$589
Transaction costs in 2021	6
Reportable segment	U.S. and Canada
During the measurement period, the Company will continue to obtain information to assist in determining the fair value of net assets acquired, which may differ materially from these preliminary estimates. Measurement period adjustments, if applicable, will be applied in the reporting period in which the adjustment amounts are determined.
Equity Method Investment in KK France
In the third quarter of fiscal 2022, the Company acquired a 33% noncontrolling ownership interest in the newly formed entity Krispy Kreme Doughnuts France SAS (“KK France”), for approximately $1.0 million in cash. As the Company has the ability to exercise significant influence over KK France, but it does not exercise control, the investment will be accounted for using the equity method, and equity method earnings will be recognized within Other expenses/(income), net on the Condensed Consolidated Statements of Operations.
2021 Acquisitions
In the first quarter of fiscal 2021, the Company acquired the business and operating assets of two franchisees, collectively consisting of 17 Krispy Kreme shops in the U.S. On October 4, 2021, the Company acquired a 60% controlling ownership interest in ten franchise shops in Canada (KK Canada). The valuation for the acquisitions requires significant estimates and assumptions. The estimates are inherently uncertain and subject to revision as additional information is obtained during the measurement period for the acquisitions. Measurement period adjustments for the 2021 acquisitions did not have a material impact to the Condensed Consolidated Financial Statements for the three quarters ended October 2, 2022.
Note 3 — Inventories
The components of Inventories are as follows:

	October 2, 2022	January 2, 2022
Raw materials	$18,282	$15,278
Work in progress	394	700
Finished goods and purchased merchandise	30,730	18,873
Total inventories	$49,406	$34,851

Note 4 — Goodwill and Other Intangible Assets, net
Goodwill
Changes in the carrying amount of goodwill by reportable segment are as follows:

	U.S. and Canada	International	Market Development	Total
Balance as of January 2, 2022	$688,048	$283,342	$133,932	$1,105,322
Acquisitions	11,259	—	(4,417)	6,842
Foreign currency impact	(1,283)	(36,640)	—	(37,923)
Balance as of October 2, 2022	$698,024	$246,702	$129,515	$1,074,241
Other Intangible Assets, net
Other intangible assets consist of the following:

	October 2, 2022			January 2, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible assets with indefinite lives
Trade name	$657,900	$—	$657,900	$657,900	$—	$657,900
Intangible assets with definite lives
Franchise agreements	30,632	(9,006)	21,626	32,545	(8,369)	24,176
Customer relationships	15,000	(5,332)	9,668	15,000	(4,684)	10,316
Reacquired franchise rights	371,989	(94,825)	277,164	384,305	(84,177)	300,128
Website development costs	6,500	(6,500)	—	6,500	(6,500)	—
Total intangible assets with definite lives	424,121	(115,663)	308,458	438,350	(103,730)	334,620
Total intangible assets	$1,082,021	$(115,663)	$966,358	$1,096,250	$(103,730)	$992,520
Amortization expense related to intangible assets included in depreciation and amortization expense was $7.1 million and $21.3 million for the quarter and three quarters ended October 2, 2022, respectively, and $7.5 million and $22.6 million for the quarter and three quarters ended October 3, 2021, respectively.
Note 5 — Leases
The Company included the following amounts related to operating and finance lease assets and liabilities within the Condensed Consolidated Balance Sheets:

		As of
		October 2, 2022	January 2, 2022
Assets	Classification
Operating lease	Operating lease right of use asset, net	$410,001	$435,168
Finance lease	Property and equipment, net	25,604	19,298
Total leased assets		$435,605	$454,466
Liabilities
Current
Operating lease	Current operating lease liabilities	$45,551	$50,359
Finance lease	Current portion of long-term debt	5,243	1,583
Noncurrent
Operating lease	Noncurrent operating lease liabilities	400,594	415,208
Finance lease	Long-term debt, less current portion	25,648	22,890
Total leased liabilities		$477,036	$490,040

Lease costs were as follows:

		Quarter Ended		Three Quarters Ended
		October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Lease cost	Classification
Operating lease cost	Selling, general and administrative expense	$666	$648	$1,643	$1,967
Operating lease cost	Operating expenses	20,605	21,201	64,262	62,910
Short-term lease cost	Operating expenses	1,555	233	3,841	1,797
Variable lease costs	Operating expenses	6,032	4,015	17,367	11,309
Sublease income	Royalties and other revenues	(35)	(108)	(175)	(285)
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization expense	$1,405	$727	$3,348	$2,375
Interest on lease liabilities	Interest expense, net	489	466	1,430	1,540
Supplemental disclosures of cash flow information related to leases were as follows:

	Three Quarters Ended
	October 2, 2022	October 3, 2021
Other information
Cash paid for leases:
Operating cash flows for operating leases(1)	$77,122	$67,129
Operating cash flows for finance leases	1,441	1,458
Financing cash flows for finance leases	2,930	2,512
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$31,246	$48,770
Finance leases	4,549	1,788
(1)Operating cash flows for operating leases include variable rent payments which are not included in the measurement of lease liabilities. For the three quarters ended October 2, 2022 and October 3, 2021, variable rent payments were $17.4 million and $11.3 million, respectively.

The Company recognized $3.0 million and $4.4 million of lease termination charges in the quarter and three quarters ended October 2, 2022, respectively, related to the decision to exit certain Krispy Kreme shops in the U.S. There were no lease termination charges in the three quarters ended October 3, 2021.
In March 2022, the Company completed a sale-leaseback transaction whereby it disposed of the land at one real estate property for proceeds of $3.0 million. The Company subsequently leased back the property, which is accounted for as an operating lease. The Company recognized a gain on sale of $2.6 million, which is included in Other expenses/(income), net on the Condensed Consolidated Statement of Operations for the three quarters ended October 2, 2022. In September 2022, the Company completed a sale-leaseback transaction whereby it disposed of the land at one real estate property for proceeds of $2.7 million. The Company subsequently leased back the property, which is accounted for as an operating lease. The Company recognized a gain on sale of $1.9 million, which is included in Other expenses/(income), net on the Condensed Consolidated Statement of Operations for the quarter ended October 2, 2022. There were no sale-leaseback transactions completed in the three quarters ended October 3, 2021.

Note 6 — Fair Value Measurements
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of October 2, 2022 and January 2, 2022:

	October 2, 2022
	Level 1	Level 2
Assets:
401(k) mirror plan assets	$6	$—
Interest rate derivatives	—	18,397
Commodity derivatives	—	570
Foreign currency derivatives	—	562
Total Assets	$6	$19,529
Liabilities:
Foreign currency derivatives	$—	$219
Total Liabilities	$—	$219

	January 2, 2022
	Level 1	Level 2
Assets:
401(k) mirror plan assets	$111	$—
Commodity derivatives	—	1,486
Total Assets	$111	$1,486
Liabilities:
Foreign currency derivatives	$—	$80
Interest rate derivatives	—	14,667
Total Liabilities	$—	$14,747
There were no assets nor liabilities measured using Level 3 inputs and no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the quarter ended October 2, 2022 and fiscal year ended January 2, 2022. The Company’s derivatives are valued using discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates.
Note 7 — Derivative Instruments
Commodity Price Risk
The Company uses forward contracts to protect against the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant, and the cost of gasoline used by its delivery vehicles. Management has not designated these forward contracts as hedges. As of October 2, 2022 and January 2, 2022, the total notional amount of commodity derivatives was 2.1 million and 1.9 million gallons of gasoline, respectively. They were scheduled to mature between October 3, 2022 and December 1, 2024 and January 3, 2022 and March 31, 2023, respectively. As of October 2, 2022 and January 2, 2022, the Company recorded an asset of $0.6 million and $1.5 million, respectively, related to the fair market values of its commodity derivatives. The settlement of commodity derivative contracts is reported in the Condensed Consolidated Statements of Cash Flows as a cash flow from operating activities.
Interest Rate Risk
The Company uses interest rate swaps to manage its exposure to interest rate volatility from its debt arrangements. Management has designated the swap agreements as cash flow hedges and recognized the changes in the fair value of these swaps in other comprehensive income. As of October 2, 2022 and January 2, 2022, the Company has recorded assets of $18.4 million and liabilities of $14.7 million, respectively, related to the fair market values of its interest rate derivatives. The cash flows associated with the interest rate swaps are reflected in operating activities in the Condensed Consolidated Statements of Cash Flows, which is consistent with the classification as operating activities of the interest payments on the term loan.

Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency risk primarily from its investments in consolidated subsidiaries that operate in Canada, the U.K., Ireland, Australia, New Zealand, Mexico and Japan. In order to mitigate the impact of foreign exchange fluctuations on commercial and financial transactions with these subsidiaries, the Company enters into foreign exchange forward contracts. Management has not designated these forward contracts as hedges. As of October 2, 2022 and January 2, 2022, the total notional amount of foreign exchange derivatives was $59.3 million and $51.8 million, respectively. They were scheduled to mature between October 2022 and November 2022 and between January 2022 and February 2022, respectively. The Company recorded an asset (net of liabilities) of $0.3 million and a liability of $0.1 million as of October 2, 2022 and January 2, 2022, respectively, related to the fair market values of its foreign exchange derivatives.
Quantitative Summary of Derivative Positions and Their Effect on Results of Operations
The following tables present the fair values of derivative instruments included in the Condensed Consolidated Balance Sheets as of October 2, 2022 and January 2, 2022, for derivatives not designated as hedging instruments and derivatives designated as hedging instruments, respectively. The Company only has cash flow hedges that are designated as hedging instruments.

	Derivatives Fair Value
Derivatives Not Designated as Hedging Instruments	October 2, 2022	January 2, 2022	Balance Sheet Location
Commodity derivatives	$570	$1,486	Prepaid expense and other current assets
Foreign currency derivatives	562	—	Prepaid expense and other current assets
Total Assets	$1,132	$1,486
Foreign currency derivatives	$219	$80	Accrued liabilities
Total Liabilities	$219	$80

	Derivatives Fair Value
Derivatives Designated as Hedging Instruments	October 2, 2022	January 2, 2022	Balance Sheet Location
Interest rate derivatives (current)	$11,623	$—	Prepaid expense and other current assets
Interest rate derivatives (noncurrent)	6,774	—	Other assets
Total Assets	$18,397	$—
Interest rate derivatives (current)	$—	$8,535	Accrued liabilities
Interest rate derivatives (noncurrent)	—	6,132	Other long-term obligations and deferred credits
Total Liabilities	$—	$14,667

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the quarter and three quarters ended October 2, 2022 and October 3, 2021 is as follows:

	Derivative Gain/(Loss) Recognized in Income for the Quarter Ended		Derivative Gain/(Loss) Recognized in Income for the Three Quarters Ended
Derivatives Designated as Hedging Instruments	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021	Location of Derivative Gain/(Loss) Recognized in Income
Loss on interest rate derivatives	$(107)	$(2,613)	$(4,478)	$(7,704)	Interest expense, net
	$(107)	$(2,613)	$(4,478)	$(7,704)

	Derivative Gain/(Loss) Recognized in Income for the Quarter Ended		Derivative Gain/(Loss) Recognized in Income for the Three Quarters Ended
Derivatives Not Designated as Hedging Instruments	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021	Location of Derivative Gain/(Loss) Recognized in Income
Gain on foreign currency derivatives	$678	$632	$423	$256	Other non-operating expense/(income), net
(Loss)/gain on commodity derivatives	(1,589)	(114)	(917)	1,356	Other non-operating expense/(income), net
	$(911)	$518	$(494)	$1,612
Note 8 — Share-based Compensation
Restricted Stock Units (“RSUs”)
The Company and certain of its subsidiaries issue time-vested RSUs under their respective executive ownership plans and long-term incentive plans.

RSU activity under the Company’s various plans during the periods presented is as follows:

(in thousands, except per share amounts)	Non-vested shares outstanding at January 2, 2022	Granted	Vested	Forfeited	Non-vested shares outstanding at October 2, 2022
KKI
RSUs	5,866	995	281	801	5,779
Weighted Average Grant Date Fair Value	$13.78	14.34	9.54	14.18	$14.03
KKUK
RSUs	60	—	—	—	60
Weighted Average Grant Date Fair Value	$15.77	—	—	—	$15.77
Insomnia Cookies
RSUs	33	10	1	5	37
Weighted Average Grant Date Fair Value	$79.66	169.70	74.12	102.67	$100.67
KK Australia
RSUs	1,897	21	1,564	—	354
Weighted Average Grant Date Fair Value	$1.48	1.73	1.49	—	$1.47
KK Mexico
RSUs	58	2	—	—	60
Weighted Average Grant Date Fair Value	$32.86	40.14	—	—	$33.08
The Company recorded total non-cash compensation expense related to RSUs under the plans of $2.5 million and $11.4 million for the quarter and three quarters ended October 2, 2022, respectively, and $5.1 million and $14.9 million for the quarter and three quarters ended October 3, 2021, respectively.
The unrecognized compensation cost related to the unvested RSUs and the weighted-average period over which such cost is expected to be recognized are as follows:

	As of October 2, 2022
	Unrecognized Compensation Cost	Recognized Over a Weighted-Average Period of
KKI	$49,955	3.0 years
KKUK	222	1.2 years
Insomnia Cookies	2,502	3.0 years
KK Australia	192	1.8 years
KK Mexico	1,431	3.2 years
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

A summary of the status of the time-vested stock options as of January 2, 2022 and changes during the first three quarters of fiscal 2022 is presented below:

	Share Options Outstanding At				Share Options Outstanding At
(in thousands, except per share amounts)	January 2, 2022	Granted	Exercised	Forfeited or Expired	October 2, 2022
KKI
Options	2,817	—	—	248	2,569
Weighted Average Grant Date Fair Value	$6.10	—	—	6.10	$6.10
Weighted Average Exercise Price	$14.61	—	—	14.61	$14.61
The Company recorded total non-cash compensation expense related to the time-vested stock options of $0.3 million and $1.9 million for the quarter and three quarters ended October 2, 2022, respectively, and $1.2 million and $2.1 million for the quarter and three quarters ended October 3, 2021, respectively.
The unrecognized compensation cost related to the unvested stock options and the weighted-average period over which such cost is expected to be recognized are as follows:

	As of October 2, 2022
	Unrecognized Compensation Cost	Recognized Over a Weighted-Average Period of
KKI	$10,429	3.6 years
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
The Company’s effective income tax rates were (2.5)% and (267.1)% for the quarter and three quarters ended October 2, 2022, respectively, and 38.4% and (76.1)% for the quarter and three quarters ended October 3, 2021, respectively. The Company’s effective income tax rate for the quarter and three quarters ended October 2, 2022 differed from the respective statutory rates primarily due to disallowed executive compensation expense, the mix of income and taxes attributable to foreign jurisdictions, the recognition of previously unrecognized tax benefits, and a discrete tax benefit related to a litigation settlement. The Company’s effective income tax rate for the quarter and three quarters ended October 3, 2021 differed from the respective statutory rates primarily due to the revaluation of U.K. deferred taxes as a result of the increase in the corporate tax rate from 19.0% to 25.0% beginning in 2023 and disallowed executive compensation in connection with the IPO. The Company’s effective income tax rates were also impacted by the mix of income and taxes attributable to foreign jurisdictions.
Note 10 — Commitments and Contingencies
Legal Matters
The Company is engaged in various legal proceedings arising in the normal course of business. The Company maintains insurance policies against certain kinds of such claims and suits, including insurance policies for workers’ compensation and personal injury, all of which are subject to deductibles. While the ultimate outcome of these matters could differ from management’s expectations, management currently does not believe their resolution will have a material adverse effect on the Company’s Condensed Consolidated Financial Statements.
Other Commitments and Contingencies
One of the Company’s primary banks issued letters of credit on its behalf totaling $12.2 million and $8.5 million as of October 2, 2022 and January 2, 2022, respectively, a majority of which secure the Company’s reimbursement obligations to insurers under its self-insurance arrangements.
Note 11 — Related Party Transactions
As of October 2, 2022, the Company had an equity ownership in three franchisees, KremeWorks USA, LLC (20% ownership), KremeWorks Canada, L.P. (25% ownership), and KK France (33% ownership), with an aggregate carrying value of $1.9 million. As of January 2, 2022, the Company had an equity ownership in two franchisees, KremeWorks USA, LLC (20% ownership) and KremeWorks Canada, L.P. (25% ownership), with an aggregate carrying value of $1.1 million.
The Company was party to a senior unsecured note agreement with Krispy Kreme, G.P. (“KK GP”) for an aggregate principal amount of $283.1 million. In April 2019, the Company entered into an additional unsecured note with KK GP for $54.0 million (such notes together, the “Related Party Notes”). As of January 3, 2021, the outstanding amount of principal and interest was $344.6 million. The Related Party Notes were paid off in full during the second quarter of fiscal 2021. The interest expense was $10.4 million for the three quarters ended October 3, 2021. No interest expense was incurred for the three quarters ended October 2, 2022.

Note 12 — Revenue Recognition
Disaggregation of Revenues
Revenues are disaggregated as follows:

	Quarter Ended		Three Quarters Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Company Shops, DFD and Branded Sweet Treat Line	$353,979	$322,410	$1,060,364	$952,680
Mix and equipment revenue from franchisees	16,237	11,914	41,681	36,452
Franchise royalties and other	7,306	8,475	23,254	24,662
Total net revenues	$377,522	$342,799	$1,125,299	$1,013,794
Other revenues include advertising fund contributions from franchisees, rental income, development and franchise fees, and licensing royalties from Keurig related to Krispy Kreme brands coffee sales.
Contract Balances
Deferred revenue subject to Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and related receivables are as follows:

	October 2, 2022	January 2, 2022	Balance Sheet Location
Trade receivables, net of allowances of $216 and $896, respectively	$41,154	$41,132	Accounts receivables, net
Deferred revenue:
Current	$14,878	$17,458	Accrued liabilities
Noncurrent	3,615	2,981	Other long-term obligations and deferred credits
Total deferred revenue	$18,493	$20,439

Note 13 — Net Loss per Share
The following table presents the calculations of basic and diluted EPS:

	Quarter Ended		Three Quarters Ended
(in thousands, except per share amounts)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net loss attributable to Krispy Kreme, Inc.	$(13,056)	$(5,659)	$(12,903)	$(25,862)
Adjustment to net loss attributable to common shareholders	—	(522)	(374)	(1,815)
Net loss attributable to common shareholders - Basic	$(13,056)	$(6,181)	$(13,277)	$(27,677)
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(76)	(88)	(174)	(237)
Net loss attributable to common shareholders - Diluted	$(13,132)	$(6,269)	$(13,451)	$(27,914)
Basic weighted average common shares outstanding	167,431	166,034	167,353	141,124
Dilutive effect of outstanding common stock options and RSUs	—	—	—	—
Diluted weighted average common shares outstanding	167,431	166,034	167,353	141,124
Loss per share attributable to common shareholders:
Basic	$(0.08)	$(0.04)	$(0.08)	$(0.20)
Diluted	$(0.08)	$(0.04)	$(0.08)	$(0.20)
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
The following table summarizes the gross number of potential dilutive unvested RSUs excluded due to antidilution (unadjusted for the treasury stock method):

	Quarter Ended		Three Quarters Ended
(in thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
KKI	5,779	6,207	5,779	6,207
KKUK	60	—	2	—
Insomnia Cookies	10	—	3	—
KK Australia	—	—	—	—
KK Mexico	60	—	—	—
For the quarter and three quarters ended October 2, 2022, as well as the quarter and three quarters ended October 3, 2021, all 2.6 million time-vested stock options were excluded from the computation of diluted weighted average common shares outstanding based on application of the treasury stock method.

Note 14 — Segment Reporting
The Company conducts business through the three reportable segments: U.S. and Canada, International, and Market Development. Unallocated corporate costs are excluded from the Company’s measurement of segment performance. These costs include general corporate expenses.
The reportable segment results are as follows:

	Quarter Ended		Three Quarters Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net revenues:
U.S. and Canada	$252,609	$225,807	$756,196	$679,195
International	91,934	87,262	272,988	243,005
Market Development	32,979	29,730	96,115	91,594
Total net revenues	$377,522	$342,799	$1,125,299	$1,013,794

	Quarter Ended		Three Quarters Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Segment Adjusted EBITDA:
U.S. and Canada	$21,896	$19,912	$81,521	$75,760
International	18,254	21,655	55,033	60,676
Market Development	10,353	9,033	32,135	29,782
Corporate	(11,961)	(9,183)	(33,879)	(26,005)
	38,542	41,417	134,810	140,213
Interest expense, net	8,871	7,186	23,808	25,228
Interest expense — related party(1)	—	—	—	10,387
Income tax expense/(benefit)	294	(2,342)	5,668	8,266
Depreciation and amortization expense	28,127	25,663	83,782	74,258
Share-based compensation	2,825	6,315	13,318	16,973
Employer payroll taxes related to share-based compensation	2	1,171	92	2,012
Other non-operating expense/(income), net(2)	1,648	732	2,083	(126)
Acquisition and integration expenses(3)	790	1,288	1,389	3,663
Shop closure expenses(4)	5,735	—	7,859	—
Restructuring and severance expenses(5)	2,328	57	2,804	1,393
IPO-related expenses(6)	—	4,018	—	14,221
Gain on sale-leaseback	(1,937)	—	(4,311)	—
Other(7)	1,699	1,081	6,108	3,064
Net loss	$(11,840)	$(3,752)	$(7,790)	$(19,126)

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
(5)The quarter and three quarters ended October 2, 2022 consist of costs associated with restructuring of the global executive team. The quarter and three quarters ended October 3, 2021 consist of severance and related benefits costs associated with the Company’s realignment of the Company shop organizational structure to better support the DFD and Branded Sweet Treat Line businesses.
(6)Includes consulting and advisory fees incurred in connection with preparation for and execution of the Company’s IPO.

(7)The quarter and three quarters ended October 2, 2022 and October 3, 2021 consist primarily of legal expenses incurred outside the ordinary course of business, including the net settlement of approximately $3.3 million negotiated with TSW Foods, LLC.

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
The following table presents a summary of our financial results for the periods presented:

	Quarter Ended			Three Quarters Ended
(in thousands except percentages)	October 2, 2022	October 3, 2021	% Change	October 2, 2022	October 3, 2021	% Change
Total Net Revenues	$377,522	$342,799	10.1%	$1,125,299	$1,013,794	11.0%
Net Loss	(11,840)	(3,752)	-215.6%	(7,790)	(19,126)	59.3%
Adjusted Net Income	5,863	12,616	-53.5%	36,592	50,711	-27.8%
Adjusted EBITDA	38,542	41,417	-6.9%	134,810	140,213	-3.9%
We generated 12.0% and 11.9% organic revenue growth for the quarter and three quarters ended October 2, 2022, respectively.

Significant Events and Transactions
Executing on our Omni-channel Strategy
We made strong progress on the execution of our omni-channel strategy in the third quarter of fiscal 2022, where we focus on being able to deliver fresh doughnuts and cookies to where our consumers are located. We continued to add quality Global Points of Access across our network as we convert markets into fully implemented Hub and Spoke models, including a net total of 294 new Global Points of Access in the third quarter of fiscal 2022 to surpass 11,700 Global Points of Access. The primary driver of the increased Points of Access during the third quarter was the continued expansion of our low capital DFD network in alignment with our transformation strategy, as we added 254 DFD Doors globally, including 200 DFD Doors to the U.S. and Canada segment, five to the International segment, and 49 to the Market Development segment. As highlighted by the more developed model within the International segment, the capital-efficient Hub and Spoke distribution model increases accessibility to our consumers and drives higher profitability and increased margins. We expect DFD growth to continue to be one of our most significant drivers of earnings growth, through both increased door count and growth in average revenue per door per week (“APD”), which rose by 3.1% in the U.S. and Canada in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021. During the third quarter, we also continued to reassess performance of DFD Doors globally, and took actions to reduce the number of lower growth doors while at the same time leveraging price increases in the U.S. and Canada towards the end of the quarter.
At the beginning of the fourth quarter of fiscal 2022, we announced a partnership with McDonald’s on a small-scale test to offer doughnuts at McDonald’s restaurants in Louisville, Kentucky and the surrounding area, which began October 26, 2022. This is our first restaurant partnership as we continue to look for new ways to increase access to fresh doughnuts through our DFD network – a key element of our omni-channel strategy to attain 50,000 Global Points of Access.
Internationally, we added a net 29 franchised Doughnut Shops during the third quarter of fiscal 2022. We also signed a new agreement for 33% equity ownership of Krispy Kreme development rights in France, with shop openings expected in the future.
The increase in Points of Access and the strong growth in APD in the U.S. and Canada allowed our trailing four quarters Sales per Hub to increase 18.4% from $3.8 million in the third quarter of fiscal 2021 to a record high $4.5 million in the third quarter of fiscal 2022. Our trailing four quarters International Sales per Hub also increased by 16.3% from $8.6 million to $10.0 million for the same periods. The increase in our Sales per Hub domestically and internationally led to 12.0% organic revenue growth in the third quarter compared to the same period in the prior year. Our goal is to continue to grow our Sales per Hub over time, which we believe will drive higher margins and higher return on invested capital.
During the third quarter, the macroeconomic environment has continued to be challenging with supply chain disruption, inflationary pressures in commodities and labor costs, and inflationary pressures on consumer demand. These effects have been felt most heavily by our KKUK business. To protect margins, we increased prices in the U.K. and for Krispy Kreme U.S. by mid to high single digits at the beginning of the third quarter in most channels, and increased prices for DFD in September. At the same time, we reduced the level of discounting for Krispy Kreme U.S. and Canada towards the end of the quarter, seeing a beneficial impact on adjusted EBITDA margins in the latter part of the quarter.
Additionally, during the third quarter of fiscal 2022, we continued to progress on portfolio optimization efforts for our legacy Krispy Kreme U.S. and Canada business, with a focus on our Hubs without Spokes and overall efficiencies. Some of this optimization includes converting shop types to better leverage labor costs and to better facilitate the expansion of DFD, reviewing the overall cost structure, and other actions. We believe this will enable us to focus even more on capital-efficient expansion in key strategic markets and to improve overall margins. As part of these efforts, we decided to exit additional Doughnut Shops in the U.S. during the third quarter of fiscal 2022, incremental to the Doughnut Shop exits determined during the second quarter. We will continue to assess the Krispy Kreme U.S. and Canada portfolio through the end of fiscal 2022.

Ecommerce, Brand, and Innovation
Ecommerce represented 18.5% of our Doughnut and Cookie Shop sales (excluding DFD) for the third quarter of fiscal 2022, up from less than 10% pre-pandemic and 17.2% for the full fiscal year 2021. We are also expanding the delivery radius in several key markets around the world through partnerships with third party aggregators and the addition of Dark Shops.
Innovation is a significant driver of frequency as we create and introduce premium, fresh and buzz-worthy offerings to consumers across our Points of Access. High profile initiatives during the third quarter included Pumpkin Spice across all channels in the U.S. and Jaffa Cake in the U.K., among many others.

Krispy Kreme
DOUGHNUTS
DOUGHNUTS MADE with
Cadbury
CARAMILK
IT'S BACK!
YOU ASKED. WE LISTENED

Australia
Cadbury Caramilk

Summer Carnival
7.20
DEBUT
Krispy Kreme
DOUGHNUTS
krispykreme.jp

Japan
Summer Carnival

Krispy Kreme
CHOCO MANIA
BOX
MADE WITH Twix SNICKERS MilkyWay
13-21 AGOSTO

Guatemala
Mars Collaboration

NEW
DULCE DE LECHE
CHOCOLATE GANACHE
CUSTARD KREME
Churros
DOUGHNUTS
Krispy Kreme

South Africa
Churro Doughnuts

Krispy Kreme
DOUGHNUTS
McVitie's
Jaffa
NUT
NEW!
CAKE DOUGHNUT

United Kingdom
Jaffa Nut

WHILE SUPPLIES LAST!
DOGGIE
DOUGHNUTS
BAKED FOR DOGS
$12.99
6ct Box
keep their tails wagging
WITH A Krispy Kreme
BANDANA for $12.99

United States
Doggie Doughnuts

Pumpkin
Spice
NEW!
PUMPKIN SPICE
Latte Swirl
PUMPKIN SPICE
Cake
PUMPKIN SPICE
Original Glazed
Filled
PUMPKIN SPICE
Cheesecake

United States
Pumpkin Spice

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

The following table presents our Global Points of Access, by segment and type, as of the end of the third quarter of fiscal 2022, the third quarter of fiscal 2021, and fiscal 2021, respectively:

	Global Points of Access (1)
	Quarter Ended		Fiscal Year Ended
	October 2, 2022	October 3, 2021	January 2, 2022
U.S. and Canada: (2)
Hot Light Theater Shops	244	238	241
Fresh Shops	67	57	66
Cookie Shops	227	206	210
Carts, Food Trucks, and Other (3)	1	—	2
DFD Doors	5,720	5,220	5,204
Total	6,259	5,721	5,723
International:
Hot Light Theater Shops	35	30	32
Fresh Shops	384	363	370
Carts, Food Trucks, and Other (3)	12	1	1
DFD Doors	3,008	2,415	2,488
Total	3,439	2,809	2,891
Market Development: (4)
Hot Light Theater Shops	107	113	109
Fresh Shops	803	761	782
Carts, Food Trucks, and Other (3)	29	30	31
DFD Doors	1,066	607	891
Total	2,005	1,511	1,813
Total Global Points of Access (as defined)	11,703	10,041	10,427
Total Hot Light Theater Shops	386	381	382
Total Fresh Shops	1,254	1,181	1,218
Total Cookie Shops	227	206	210
Total Shops	1,867	1,768	1,810
Total Carts, Food Trucks, and Other	42	31	34
Total DFD Doors	9,794	8,242	8,583
Total Global Points of Access (as defined)	11,703	10,041	10,427
(1)Excludes Branded Sweet Treat Line distribution points.
(2)Includes Points of Access that were acquired from a franchisee in Canada during the fourth quarter of fiscal 2021. These Points of Access were previously included in the Market Development segment. See Note 2, Acquisitions, to our Condensed Consolidated Financial Statements for further information.
(3)Carts and Food Trucks are non-producing, mobile (typically on wheels) facilities without walls or a door where product is received from a Hot Light Theater Shop or Doughnut Factory. Other includes a vending machine as of October 2, 2022. Points of Access in this category are primarily found in international locations, in airports, train stations, etc. Comparative data has been included in all periods presented above.
(4)Includes locations in Japan, which are Company-owned. All remaining Points of Access in the Market Development segment relate to our franchise business.
As of October 2, 2022, we had 11,703 Global Points of Access, with 1,867 Krispy Kreme and Insomnia Cookies branded shops, 42 Carts, Food Trucks, and Other, and 9,794 DFD Doors. During the third quarter of fiscal 2022 we added a net 30 additional shops globally, including 24 Fresh Shops and six Insomnia Cookie Shops. In the quarter, Hot Light Theater Shops were added in locations such as Tennessee and Staten Island, New York domestically, as well as Dublin, Ireland, Abu Dhabi, United Arab Emirates, and Penang, Malaysia, internationally. These additions were offset by the strategic exit of Hot Light Theater Shops in the U.S. discussed in “Significant Events and Transactions.” We added a net 254 new DFD Doors during the quarter as we continue to focus on the expansion of our Hub and Spoke model. We plan to continue adding new locations and expanding our Ecommerce and delivery platform in order to extend the availability of our products.

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
The following table presents our Hubs, by segment and type, as of the end of the third quarter of fiscal 2022, the third quarter of fiscal 2021, and fiscal 2021, respectively:

	Hubs
	Quarter Ended		Fiscal Year Ended
	October 2, 2022	October 3, 2021	January 2, 2022
U.S. and Canada:
Hot Light Theater Shops (1)	241	234	238
Doughnut Factories	4	4	4
Total	245	238	242
Hubs with Spokes	129	121	126
International:
Hot Light Theater Shops (1)	26	25	25
Doughnut Factories	11	10	11
Total	37	35	36
Hubs with Spokes	37	35	36
Market Development:
Hot Light Theater Shops (1)	103	111	106
Doughnut Factories	26	26	27
Total	129	137	133
Total Hubs	411	410	411
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
Organic Revenue Growth
Organic revenue growth measures our revenue growth trends excluding the impact of acquisitions and foreign currency, and we believe it is useful for investors to understand the expansion of our global footprint through internal efforts. We define organic revenue growth as the growth in revenues, excluding (i) acquired shops owned by us for less than 12 months following their acquisition, (ii) the impact of foreign currency exchange rate changes, and (iii) the impact of revenues generated during the 53rd week for those fiscal years that have a 53rd week based on our fiscal calendar defined in Note 1, Description of Business and Summary of Significant Accounting Policies. See “Results of Operations” for our organic growth calculations for the periods presented.

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
The following tables present a reconciliation of net loss to Adjusted EBITDA and net loss to Adjusted Net Income for the periods presented:

	Quarter Ended		Three Quarters Ended
(in thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net loss	$(11,840)	$(3,752)	$(7,790)	$(19,126)
Interest expense, net	8,871	7,186	23,808	25,228
Interest expense — related party(1)	—	—	—	10,387
Income tax expense/(benefit)	294	(2,342)	5,668	8,266
Depreciation and amortization expense	28,127	25,663	83,782	74,258
Share-based compensation	2,825	6,315	13,318	16,973
Employer payroll taxes related to share-based compensation	2	1,171	92	2,012
Other non-operating expense/(income), net(2)	1,648	732	2,083	(126)
Acquisition and integration expenses(3)	790	1,288	1,389	3,663
Shop closure expenses(4)	5,735	—	7,859	—
Restructuring and severance expenses(5)	2,328	57	2,804	1,393
IPO-related expenses(6)	—	4,018	—	14,221
Gain on sale-leaseback	(1,937)	—	(4,311)	—
Other(7)	1,699	1,081	6,108	3,064
Adjusted EBITDA	$38,542	$41,417	$134,810	$140,213

	Quarter Ended		Three Quarters Ended
(in thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net loss	$(11,840)	$(3,752)	$(7,790)	$(19,126)
Interest expense — related party(1)	—	—	—	10,387
Share-based compensation	2,825	6,315	13,318	16,973
Employer payroll taxes related to share-based compensation	2	1,171	92	2,012
Other non-operating expense/(income), net(2)	1,648	732	2,083	(126)
Acquisition and integration expenses(3)	790	1,288	1,389	3,663
Shop closure expenses(4)	5,735	—	8,109	—
Restructuring and severance expenses(5)	2,328	57	2,804	1,393
IPO-related expenses(6)	—	4,018	—	14,221
Gain on sale-leaseback	(1,937)	—	(4,311)	—
Other(7)	1,699	1,081	6,108	3,064
Amortization of acquisition related intangibles(8)	7,083	7,497	21,307	22,573
KKI Term Loan Facility interest and debt issuance costs(9)	—	107	—	2,448
Tax impact of adjustments(10)	(2,470)	(5,784)	(5,889)	(10,604)
Tax specific adjustments(11)	—	(114)	(628)	3,833
Adjusted net income	$5,863	$12,616	$36,592	$50,711
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
(4)Includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment. Shop closure expenses included in Adjusted Net Income for the three quarters ended October 2, 2022 are inclusive of accelerated depreciation related to replacing a point of sale system.
(5)The quarter and three quarters ended October 2, 2022 consist of costs associated with restructuring of the global executive team. The quarter and three quarters ended October 3, 2021 consist of severance and related benefits costs associated with the Company’s realignment of the Company shop organizational structure to better support the DFD and Branded Sweet Treat Line businesses.
(6)Includes consulting and advisory fees incurred in connection with preparation for and execution of the Company’s IPO.
(7)The quarter and three quarters ended October 2, 2022 and October 3, 2021 consist primarily of legal expenses incurred outside the ordinary course of business, including the net settlement of approximately $3.3 million negotiated with TSW Foods, LLC.
(8)Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the Condensed Consolidated Statements of Operations.
(9)Includes interest expense and debt issuance costs incurred and recognized as expenses in connection with the extinguishment of the KKI Term Loan Facility within four business days of receipt of the net proceeds from the IPO.
(10)Tax impact of adjustments calculated applying the applicable statutory rates. The three quarters ended October 2, 2022 also include the impact of disallowed executive compensation expense and a discrete tax benefit related to a legal accrual.
(11)The three quarters ended October 2, 2022 consist of the recognition of a previously unrecognized tax benefit unrelated to ongoing operations. The three quarters ended October 3, 2021 consist primarily of the effect of tax law changes on existing temporary differences.

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
Sales per Hub was as follows for each of the trailing four quarters periods below:

	Trailing Four Quarters Ended	Fiscal Year Ended
(in thousands, unless otherwise stated)	October 2, 2022	January 2, 2022	January 3, 2021
U.S. and Canada:
Revenues	$1,005,414	$928,413	$782,717
Non-Fresh Revenues (1)	(39,148)	(37,311)	(128,619)
Fresh Revenues from Insomnia Cookies and Hubs without Spokes (2)	(402,544)	(415,768)	(323,079)
Sales from Hubs with Spokes	563,722	475,334	331,019
Sales per Hub (millions)	4.5	4.0	3.5

International:
Sales from Hubs with Spokes (3)	$362,978	$332,995	$230,185
Sales per Hub (millions)	10.0	9.1	6.4
(1)Includes legacy wholesale business revenues and Branded Sweet Treat Line revenues.
(2)Includes Insomnia Cookies revenues and Fresh Revenues generated by Hubs without Spokes.
(3)Total International net revenues is equal to Fresh Revenues from Hubs with Spokes for that business segment.
In our International segment, where the Hub and Spoke model is most developed, Sales per Hub reached $10.0 million, up from $9.1 million in the full fiscal year 2021 and $6.4 million in the full fiscal year 2020. The International segment illustrates the benefits of leveraging our Hub and Spoke model in the most efficient way to grow the business, as shown by the its quick recovery from the impacts of the COVID-19 pandemic and growth in profit margins. In the U.S. and Canada segment, we reached Sales per Hub of $4.5 million, up from $4.0 million in the full fiscal year 2021 and $3.5 million in the full fiscal year 2020. U.S. and Canada growth was driven by our efforts to increase the number of DFD Doors served by our Hubs and to increase APD for the DFD Door portfolio, as the segment makes progress toward optimizing the model to look more like International. As we further extend the Hub and Spoke model into existing and new markets around the world, increase innovation, and selectively take pricing actions, we expect to see this measure continue to grow.

Results of Operations
The following comparisons are historical results and are not indicative of future results which could differ materially from the historical financial information presented.
Quarter ended October 2, 2022 compared to the Quarter ended October 3, 2021
The following table presents our unaudited condensed consolidated results of operations for the quarter ended October 2, 2022 and the quarter ended October 3, 2021:

	Quarter Ended
	October 2, 2022		October 3, 2021		Change
(in thousands except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$370,216	98.1%	$334,324	97.5%	$35,892	10.7%
Royalties and other revenues	7,306	1.9%	8,475	2.5%	(1,169)	-13.8%
Total net revenues	377,522	100.0%	342,799	100.0%	34,723	10.1%
Product and distribution costs	102,870	27.2%	92,152	26.9%	10,718	11.6%
Operating expenses	177,592	47.0%	157,315	45.9%	20,277	12.9%
Selling, general and administrative expense	54,801	14.5%	52,950	15.4%	1,851	3.5%
Marketing expenses	10,995	2.9%	12,062	3.5%	(1,067)	-8.8%
Pre-opening costs	1,200	0.3%	1,192	0.3%	8	0.7%
Other expenses/(income), net	2,964	0.8%	(359)	-0.1%	3,323	925.6%
Depreciation and amortization expense	28,127	7.5%	25,663	7.5%	2,464	9.6%
Operating (loss)/income	(1,027)	-0.3%	1,824	0.5%	(2,851)	-156.3%
Interest expense, net	8,871	2.3%	7,186	2.1%	1,685	23.4%
Other non-operating expense, net	1,648	0.4%	732	0.2%	916	125.1%
Loss before income taxes	(11,546)	-3.1%	(6,094)	-1.8%	(5,452)	-89.5%
Income tax expense/(benefit)	294	0.1%	(2,342)	-0.7%	2,636	112.6%
Net loss	(11,840)	-3.1%	(3,752)	-1.1%	(8,088)	-215.6%
Net income attributable to noncontrolling interest	1,216	0.3%	1,907	0.6%	(691)	-36.2%
Net loss attributable to Krispy Kreme, Inc.	$(13,056)	-3.5%	$(5,659)	-1.7%	$(7,397)	-130.7%
Product sales: Product sales increased $35.9 million, or 10.7%, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022. Approximately $5.3 million of the increase in product sales was attributable to shops acquired from franchisees. However, product sales growth was partially offset by $11.5 million attributable to foreign currencies weakening against the U.S. dollar.
Royalties and other revenues: Royalties and other revenues decreased $1.2 million, or 13.8%, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022, reflecting the impact of franchise acquisitions, including KK Canada in the fourth quarter of fiscal 2021 and a U.S. franchisee in the third quarter of fiscal 2022.

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the quarter ended October 2, 2022 compared to the quarter ended October 3, 2021:

(in thousands except percentages)	U.S. and Canada	International	Market Development	Total Company
Total net revenues in third quarter of fiscal 2022	$252,609	$91,934	$32,979	$377,522
Total net revenues in third quarter of fiscal 2021	225,807	87,262	29,730	342,799
Total Net Revenues Growth	26,802	4,672	3,249	34,723
Total Net Revenues Growth %	11.9%	5.4%	10.9%	10.1%
Impact of acquisitions	(6,809)	—	1,917	(4,892)
Impact of foreign currency translation	—	8,890	2,564	11,454
Organic Revenue Growth	$19,993	$13,562	$7,730	$41,285
Organic Revenue Growth %	8.9%	15.5%	26.0%	12.0%
Total net revenue growth during the third quarter of fiscal 2022 of $34.7 million, or approximately 10.1%, and organic revenue growth of $41.3 million, or approximately 12.0%, was driven by increasing availability through new Global Points of Access, mostly capital-light DFD Doors, and via Ecommerce. Additionally, pricing action was taken early in the third quarter of fiscal 2022 in the U.S. (with additional DFD pricing taken towards the end of the third quarter) and the U.K. to offset labor and commodity inflation impacts.
U.S. and Canada segment net revenue growth was driven by a combination of continued execution of our omni-channel strategy and franchise acquisitions, including KK Canada and a U.S. franchisee. U.S. and Canada net revenue grew $26.8 million, or approximately 11.9%, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022 while U.S. and Canada organic revenue increased $20.0 million, or approximately 8.9%, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022. Organic growth was driven by successful seasonal offerings, such as our Pumpkin Spice LTO, coupled with continued expansion of fresh Points of Access, particularly low capital DFD Doors which have increased by 500 (and with a 3.1% increase in APD) compared to the third quarter of fiscal 2021. We also operated an additional 21 Insomnia Cookies shops compared to the third quarter of fiscal 2021. Our organic growth has also been supplemented by effective pricing increases taken in the second half of fiscal 2021 and again during the third quarter of fiscal 2022, leading to significant increase in the average transaction size, but offset some by transaction declines.
Our International segment net revenue grew $4.7 million, or approximately 5.4%, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022, in spite of foreign currency translation impacts of $8.9 million from a strengthening U.S. dollar. International organic revenue grew $13.6 million, or approximately 15.5%, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022, driven by the substantial expansion of DFD Doors and new shop openings, with fresh Points of Access increasing by 630, or 22.4%, to 3,439 compared to the third quarter of fiscal 2021. Growth was strong in Mexico, Australia, and New Zealand. We still saw organic growth in the U.K. and Ireland despite a challenging consumer environment, with inflationary pressures contributing to a decline in consumer traffic in our shops.
Our Market Development segment net revenue increased $3.2 million, or approximately 10.9%, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022, in spite of the impacts of franchise acquisitions such as KK Canada and certain foreign currencies devaluing against the U.S. dollar. When adjusted for the impacts of acquisitions and foreign currency, Market Development organic revenue grew $7.7 million, or approximately 26.0%, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022, driven by focused growth in our international franchise markets and Japan, including benefits from DFD expansion.
Product and distribution costs (exclusive of depreciation and amortization): Product and distribution costs increased $10.7 million, or 11.6%, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022, attributable to the same factors as our revenue growth. Product and distribution costs as a percentage of revenue increased by approximately 30 basis points from 26.9% in the third quarter of fiscal 2021 to 27.2% in the third quarter of fiscal 2022. This increase was primarily driven by inflationary pressures on commodities and logistics costs in the third quarter of fiscal 2022, as well as increased promotional activity in the U.S. and Canada. We significantly reduced the level of discounting for Krispy Kreme U.S. and Canada towards the end of the third quarter of fiscal 2022, which led to a reduction of product and distribution costs as a percentage of revenue in September.

Operating expenses: Operating expenses increased $20.3 million, or 12.9%, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022, driven mainly by labor cost inflation, as well as investments to support growth. Operating expenses as a percentage of revenue increased approximately 110 basis points, from 45.9% in the third quarter of fiscal 2021 to 47.0% in the third quarter of fiscal 2022, primarily due to the labor cost inflation, particularly internationally, coupled with transaction volume declines for KKUK. This has been partially offset by efficiency benefits from DFD expansion as we execute our Hub and Spoke transformation.
Selling, general and administrative expense: Selling, general and administrative (“SG&A”) expense increased $1.9 million, or 3.5%, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022. As a percentage of revenue, SG&A expense decreased approximately 90 basis points, from 15.4% in the third quarter of fiscal 2021 to 14.5% in the third quarter of fiscal 2022, primarily due to lower share-based compensation expenses associated with forfeitures, as well as economies of scale from our top-line revenue growth.
Other expenses/(income), net: Other expenses, net of $3.0 million in the third quarter of fiscal 2022 was primarily driven by impairment and lease termination costs, net of a gain from a sale-leaseback transaction. As part of our omni-channel transformation, we continued portfolio optimization efforts for Krispy Kreme U.S. and Canada during the third quarter of fiscal 2022, which included deciding to exit additional lower margin shops in the U.S. We expect additional impairment and lease termination costs related to this project in the remainder of fiscal 2022.
Depreciation and amortization expense: Depreciation and amortization expense increased $2.5 million, or 9.6%, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022, primarily driven by increased capital spend and assets placed into service to support the Hub and Spoke model evolution.
Income tax expense: The income tax expense of $0.3 million in the third quarter of fiscal 2022 was driven by disallowed executive compensation expense and the mix of income between the U.S. and foreign jurisdictions.
Net income attributable to noncontrolling interest: Net income attributable to noncontrolling interest decreased $0.7 million or 36.2%, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022, driven by less earnings allocated to certain consolidated subsidiaries, particularly WKS Krispy Kreme.
Results of Operations by Segment – Quarter ended October 2, 2022 compared to the Quarter ended October 3, 2021
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Quarter Ended		Change
(in thousands except percentages)	October 2, 2022	October 3, 2021	$	%
Adjusted EBITDA
U.S. and Canada	$21,896	$19,912	$1,984	10.0%
International	18,254	21,655	(3,401)	-15.7%
Market Development	10,353	9,033	1,320	14.6%
Corporate	(11,961)	(9,183)	(2,778)	-30.3%
Total Adjusted EBITDA (1)	$38,542	$41,417	$(2,875)	-6.9%
(1)Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net income/(loss).

U.S. and Canada Adjusted EBITDA increased $2.0 million, or 10.0%, with margin relatively flat at 8.7% in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021. The adjusted EBITDA margin was driven by cost increases in labor and commodities. This has been partially offset by efficiency benefits from DFD expansion as we execute our Hub and Spoke transformation, an improvement in margin for our Branded Sweet Treat Line, margin growth for Insomnia Cookies aided by better leverage of labor expenses, and the beneficial impact of pricing increases. At the same time, we reduced the level of discounting for Krispy Kreme U.S. and Canada towards the end of the third quarter of fiscal 2022, seeing a beneficial impact on adjusted EBITDA margins in September. Additionally, we believe the legacy U.S. and Canada optimization efforts discussed in “Significant Events and Transactions” above will yield improvement to margins in fiscal 2023 and 2024.
International Adjusted EBITDA decreased $3.4 million, or 15.7%, with margin decline of approximately 490 basis points to 19.9% from the third quarter of fiscal 2021 to the third quarter of fiscal 2022, due to cycling record performance a year ago upon the re-opening from COVID-19, cost pressures from labor and commodities, adverse impacts from foreign currency translation, and a challenging consumer environment in the U.K.
Market Development Adjusted EBITDA increased $1.3 million, or 14.6%, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022 driven by top-line growth of our international franchise markets, which more than offset the impact of acquisitions and foreign currency fluctuations.
Corporate expenses within Adjusted EBITDA increased $2.8 million, or 30.3%, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022 primarily due to an increase in costs associated with our operation as a public company.
Three Quarters ended October 2, 2022 compared to the Three Quarters ended October 3, 2021
The following table presents our unaudited condensed consolidated results of operations for the three quarters ended October 2, 2022 and the three quarters ended October 3, 2021:

	Three Quarters Ended
	October 2, 2022		October 3, 2021		Change
(in thousands except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$1,102,045	97.9%	$989,132	97.6%	$112,913	11.4%
Royalties and other revenues	23,254	2.1%	24,662	2.4%	(1,408)	-5.7%
Total net revenues	1,125,299	100.0%	1,013,794	100.0%	111,505	11.0%
Product and distribution costs	299,539	26.6%	257,166	25.4%	42,373	16.5%
Operating expenses	520,260	46.2%	462,733	45.6%	57,527	12.4%
Selling, general and administrative expense	160,266	14.2%	163,417	16.1%	(3,151)	-1.9%
Marketing expenses	32,369	2.9%	31,621	3.1%	748	2.4%
Pre-opening costs	3,514	0.3%	4,335	0.4%	(821)	-18.9%
Other expenses/(income), net	1,800	0.2%	(4,365)	-0.4%	6,165	141.2%
Depreciation and amortization expense	83,782	7.4%	74,258	7.3%	9,524	12.8%
Operating income	23,769	2.1%	24,629	2.4%	(860)	-3.5%
Interest expense, net	23,808	2.1%	25,228	2.5%	(1,420)	-5.6%
Interest expense – related party	—	—%	10,387	1.0%	(10,387)	-100.0%
Other non-operating expense/(income), net	2,083	0.2%	(126)	—%	2,209	1753.2%
Loss before income taxes	(2,122)	-0.2%	(10,860)	-1.1%	8,738	80.5%
Income tax expense	5,668	0.5%	8,266	0.8%	(2,598)	-31.4%
Net loss	(7,790)	-0.7%	(19,126)	-1.9%	11,336	59.3%
Net income attributable to noncontrolling interest	5,113	0.5%	6,736	0.7%	(1,623)	-24.1%
Net loss attributable to Krispy Kreme, Inc	$(12,903)	-1.1%	$(25,862)	-2.6%	$12,959	50.1%

Product sales: Product sales increased $112.9 million, or 11.4%, from the first three quarters of fiscal 2021 to the first three quarters of fiscal 2022. Approximately $18.2 million of the increase in product sales was attributable to shops acquired from franchisees. However, product sales growth was partially offset by $24.6 million attributable to foreign currencies weakening against the U.S. dollar.
Royalties and other revenues: Royalties and other revenues decreased 1.4 million, or 5.7%, from the first three quarters of fiscal 2021 to the first three quarters of fiscal 2022, reflecting the impact of franchise acquisitions, including KK Canada in the fourth quarter of fiscal 2021 and a U.S. franchisee in the third quarter of fiscal 2022.
The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the three quarters ended October 2, 2022 compared to the three quarters ended October 3, 2021:

(in thousands except percentages)	U.S. and Canada	International	Market Development	Total Company
Total net revenues in first three quarters of fiscal 2022	$756,196	$272,988	$96,115	$1,125,299
Total net revenues in first three quarters of fiscal 2021	679,195	243,005	91,594	1,013,794
Total Net Revenues Growth	77,001	29,983	4,521	111,505
Total Net Revenues Growth %	11.3%	12.3%	4.9%	11.0%
Impact of acquisitions	(21,738)	—	6,130	(15,608)
Impact of foreign currency translation	—	18,843	5,769	24,612
Organic Revenue Growth	$55,263	$48,826	$16,420	$120,509
Organic Revenue Growth %	8.1%	20.1%	17.9%	11.9%
Total net revenue growth of $111.5 million, or approximately 11.0%, and organic revenue growth of $120.5 million, or approximately 11.9%, was driven by the continued and successful execution of our growth strategy of deploying our omni-channel approach globally. We have continued to increase availability through new Global Points of Access and the omni-channel model, particularly the expansion of Spokes, including DFD Doors, for existing Hubs with Spokes during the first three quarters of fiscal 2022.
U.S. and Canada net revenue grew $77.0 million, or approximately 11.3% from the first three quarters of fiscal 2021 to the first three quarters of fiscal 2022, and was impacted by U.S. franchise acquisitions (17 shops in the first quarter of fiscal 2021 and six additional shops in the third quarter of fiscal 2022) and the acquisition of KK Canada. U.S. and Canada organic revenue grew $55.3 million, or approximately 8.1%, from the first three quarters of fiscal 2021 to the first three quarters of fiscal 2022, driven by significant expansion of the DFD business in strategic markets, increased leverage of Ecommerce and delivery channels, Krispy Kreme and Insomnia Cookies new shop openings, and successful LTOs.
Our International segment net revenue grew $30.0 million, or approximately 12.3%, from the first three quarters of fiscal 2021 to the first three quarters of fiscal 2022, in spite of foreign currency translation impacts of $18.8 million from a strengthening U.S. dollar. International organic revenue grew $48.8 million, or approximately 20.1%, from the first three quarters of fiscal 2021 to the first three quarters of fiscal 2022, driven mainly by substantial expansion of DFD Doors, new shop openings, and successful LTOs.
Our Market Development segment net revenue grew $4.5 million, or approximately 4.9%, from the first three quarters of fiscal 2021 to the first three quarters of fiscal 2022, in spite of the impacts of franchise acquisitions and certain foreign currencies devaluing against the U.S. dollar. Market Development organic revenue grew $16.4 million, or approximately 17.9%, from the first three quarters of fiscal 2021 to the first three quarters of fiscal 2022, driven by focused expansion in Japan and international franchise markets.
Product and distribution costs (exclusive of depreciation and amortization): Product and distribution costs increased $42.4 million, or 16.5%, from the first three quarters of fiscal 2021 to the first three quarters of fiscal 2022, largely in line with and attributable to the same factors as our revenue growth. Product and distribution costs as a percentage of revenue increased by approximately 120 basis points from 25.4% in the first three quarters of fiscal 2021 to 26.6% in the first three quarters of fiscal 2022. The increase was primarily driven by inflationary pressures on commodities and logistics costs in the first three quarters of fiscal 2022.

Operating expenses: Operating expenses increased $57.5 million, or 12.4%, from the first three quarters of fiscal 2021 to the first three quarters of fiscal 2022, driven mainly by franchise acquisitions, labor cost inflation, and labor investments to support growth. Franchise acquisitions, which result in additional operating expenses that are needed to run Company-owned operations versus franchises, contributed to the increase. Operating expenses as a percentage of revenue increased approximately 60 basis points, from 45.6% in the first three quarters of fiscal 2021 to 46.2% in the first three quarters of fiscal 2022 with decreased performance for Hubs without Spokes for Krispy Kreme U.S. and Canada coupled with transaction volume declines for KKUK. This has been partially offset by efficiency benefits from DFD expansion as we execute our Hub and Spoke transformation.
Selling, general and administrative expense: SG&A expense decreased by $3.2 million, or 1.9%, from the first three quarters of fiscal 2021 to the first three quarters of fiscal 2022. As a percentage of revenue, SG&A expense decreased approximately 190 basis points, from 16.1% in the first three quarters of fiscal 2021 to 14.2% in the first three quarters of fiscal 2022. The decrease was driven by higher IPO costs recognized in the first three quarters of fiscal 2021, a decrease of our employee compensation accrual in the second quarter of fiscal 2022, as well as economies of scale from our top-line revenue growth.
Other expenses/(income), net: Other expenses, net of $1.8 million in the first three quarters of fiscal 2022 was primarily driven by impairment and lease termination costs, partially offset by gains from sale-leaseback transactions. Other income, net of $4.4 million in the first three quarters of fiscal 2021 was primarily driven by one-time COVID-related business interruption insurance proceeds of approximately $3.5 million in the U.K. and Ireland.
Depreciation and amortization expense: Depreciation and amortization expense increased $9.5 million, or 12.8%, from the first three quarters of fiscal 2021 to the first three quarters of fiscal 2022, primarily driven by increased assets placed into service to support the Hub and Spoke model evolution.
Interest expense - related party: Interest expense with related parties decreased $10.4 million, or 100.0% from the first three quarters of fiscal 2021 to the first three quarters of fiscal 2022, driven by paying off our Related Party Notes in full with KK GP during the second quarter of fiscal 2021.
Income tax expense: Income tax expense of $5.7 million in the first three quarters of fiscal 2022 was driven by the mix of income between the U.S. and foreign jurisdictions, disallowed executive compensation expense, the recognition of previously unrecognized tax benefits, and a discrete tax benefit related to a legal settlement in the second quarter of fiscal 2022.
Net income attributable to noncontrolling interest: Net income attributable to noncontrolling interest for the first three quarters of fiscal 2022 decreased $1.6 million, or 24.1%, from the first three quarters of fiscal 2021, driven by less earnings allocated to certain consolidated subsidiaries, particularly WKS Krispy Kreme.

Results of Operations by Segment – Three Quarters ended October 2, 2022 compared to the Three Quarters ended October 3, 2021
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Three Quarters Ended		Change
(in thousands except percentages)	October 2, 2022	October 3, 2021	$	%
Adjusted EBITDA
U.S. and Canada	$81,521	$75,760	$5,761	7.6%
International	55,033	60,676	(5,643)	-9.3%
Market Development	32,135	29,782	2,353	7.9%
Corporate	(33,879)	(26,005)	(7,874)	-30.3%
Total Adjusted EBITDA (1)	$134,810	$140,213	$(5,403)	-3.9%
(1)Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net loss.
U.S. and Canada Adjusted EBITDA increased $5.8 million, or 7.6%, with margin decline of approximately 40 basis points to 10.8% from the first three quarters of fiscal 2021 to the first three quarters of fiscal 2022. This decrease in margin was driven by cost increases in labor and commodities and underperformance in our Hubs without Spokes, partially offset by the positive impacts from an increase in our Points of Access in our Hubs with Spokes and pricing increase in the third quarter of fiscal 2022. Additionally, we believe the legacy U.S. and Canada optimization efforts discussed in “Significant Events and Transactions” above will yield improvement to margins in fiscal 2023 and 2024.
International Adjusted EBITDA decreased $5.6 million, or 9.3%, with margin decline of approximately 480 basis points to 20.2% from the first three quarters of fiscal 2021 to the first three quarters of fiscal 2022, due primarily to an increase in labor and commodity costs compared to timing of price increases, adverse foreign currency translation impacts, as well as a challenging consumer environment in the U.K. Adjusted EBITDA in the first three quarters of fiscal 2021 was also impacted positively by $3.5 million business interruption insurance proceeds related to COVID-19 in the U.K. Despite these factors, we have seen positive impacts on Adjusted EBITDA margin from Points of Access expansion and efficiencies from our Hub and Spoke model evolution.
Market Development Adjusted EBITDA increased $2.4 million, or 7.9%, from the first three quarters of fiscal 2021 to the first three quarters of fiscal 2022 driven by top-line growth of our international franchise markets and Japan. This growth more than offset the impact of acquisitions and foreign currency translation.
Corporate expenses within Adjusted EBITDA increased $7.9 million, or 30.3%, from the first three quarters of fiscal 2021 to the first three quarters of fiscal 2022 driven by an increase in costs associated with our operation as a public company.
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

As of October 2, 2022, our outstanding principal amount under the 2019 Facility was $750.5 million. The increase from the balance as of January 2, 2022 is due to a net draw of $80.5 million on the revolving credit facility, which was used in part to fund quarterly term loan repayments of $26.3 million.
We had cash and cash equivalents of $38.6 million as of January 2, 2022 and $28.1 million as of October 2, 2022. We believe that our existing cash and cash equivalents and debt facilities will be sufficient to fund our operating and capital needs for at least the next twelve months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending to acquire franchises, the growth of our presence in new markets and the expansion of our omni-channel model in existing markets. We may enter into arrangements in the future to acquire or invest in complementary businesses, services and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations and financial condition would be adversely affected.
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

	Three Quarters Ended
(in thousands)	October 2, 2022	October 3, 2021
Net cash provided by operating activities	$70,730	$98,788
Net cash used for investing activities	(87,701)	(116,716)
Net cash provided by financing activities	14,245	27,360
Cash Flows Provided by Operating Activities
Cash provided by operations totaled $70.7 million for the first three quarters of fiscal 2022, a decrease of $28.1 million compared with the amount for the first three quarters of fiscal 2021. Cash provided by operations decreased due to a decline of $24.6 million from changes in operating assets and liabilities, largely as a result of increases in inventories and other current and noncurrent assets. These effects were also partially offset by operating results producing a smaller net loss in the first three quarters of fiscal 2022 compared to the first three quarters of fiscal 2021.
We have undertaken broad efforts to improve our working capital position and cash generation, in part by negotiating longer payment terms with vendors. We have an agreement with a third-party administrator which allows participating vendors to track our payments, and if voluntarily elected by the vendor, to sell payment obligations from us to financial institutions as part of our SCF Program. Our typical payment terms for trade payables range up to 180 days outside of the SCF Program, depending on the type of vendors and the nature of the supplies or services. For vendors under the SCF Program, we have established payable terms ranging up to, but not exceeding, 360 days. When participating vendors elect to sell one or more of our payment obligations, our rights and obligations to settle the payables on their contractual due date are not impacted. We have no economic or commercial interest in a vendor’s decision to enter into these agreements and the financial institutions do not provide us with incentives such as rebates or profit sharing under the SCF Program. We agree on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and as the terms are not impacted by the SCF Program, such obligations are classified as trade payables. Our increased use of the SCF programs has continued through the quarter ended October 2, 2022.

Cash Flows Used for Investing Activities
Cash used for investing activities totaled $87.7 million for the first three quarters of fiscal 2022, a decrease in investment of $29.0 million compared with the first three quarters of fiscal 2021. The decrease is primarily due to $33.9 million cash used for acquisitions of franchised shops in the first three quarters of fiscal 2021 (compared to $17.3 million cash used for acquisitions completed in the first three quarters of fiscal 2022), in addition to $5.7 million of proceeds from sale-leaseback transactions completed in the first three quarters of fiscal 2022. We also decreased our cash paid for purchases of property and equipment as a percentage of net revenue in the first three quarters of fiscal 2022 compared to the first three quarters of fiscal 2021, aided by capital-light DFD expansion.
Cash Flows Provided by Financing Activities
Cash provided by financing activities totaled $14.2 million for the first three quarters of fiscal 2022, a reduction in financing of $13.1 million compared with the first three quarters of fiscal 2021. The reduction in financing was primarily due to decreasing our reliance on equity financing in the first three quarters of fiscal 2022 compared to the first three quarters of fiscal 2021, in addition to our payment of $12.5 million of issuance costs in connection with the IPO during the first quarter of fiscal 2022.
The reductions in financing were partially offset by $35.8 million of cash inflows related to structured payables programs (net proceeds on structured payables of $7.7 million in the three quarters ended October 2, 2022 compared to net payments on structured payables of $28.1 million in the three quarters ended October 3, 2021). We utilize various card products issued by financial institutions to facilitate purchases of goods and services. By using these products, we may receive differing levels of rebates based on timing of repayment. The payment obligations under these cards products are classified as structured payables on our Condensed Consolidated Balance Sheets and the associated cash flows are included in the financing section of our Condensed Consolidated Statement of Cash Flows.
Debt
Our long-term debt obligations consist of the following:

(in thousands)	October 2, 2022	January 2, 2022
2019 Facility - term loan	$595,000	$621,250
2019 Facility - revolving credit facility	155,500	75,000
Less: Debt issuance costs	(2,643)	(3,833)
Financing obligations	30,890	24,473
Total long-term debt	778,747	716,890
Less: Current portion of long-term debt	(40,243)	(36,583)
Long-term debt, less current portion	$738,504	$680,307
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
Under the terms of the 2019 Facility, we are subject to a requirement to maintain a Total Net Leverage Ratio of less than 5.25 to 1.00 as of October 2, 2022, which reduces to 5.00 to 1.00 by April 2, 2023. The Total Net Leverage Ratio under the 2019 Facility is defined as the ratio of (a) Total Indebtedness (as defined in the 2019 Facility, which includes all debt and finance lease obligations) minus unrestricted cash and cash equivalents to (b) a defined calculation of Adjusted EBITDA (“2019 Facility Adjusted EBITDA”) for the most recently ended Test Period (as defined in the 2019 Facility). The 2019 Facility Adjusted EBITDA for purposes of these restrictive covenants includes incremental adjustments beyond those included in our Adjusted EBITDA non-GAAP measure. Specifically, the 2019 Facility Adjusted EBITDA definition includes pro forma impact of EBITDA to be received from new shop openings and acquisitions for periods not yet in operation, certain acquisition related synergies and cost optimization activities and incremental add-backs for pre-opening costs. Our Total Net Leverage Ratio was 3.67 to 1.00 as of the end of the third quarter of fiscal 2022 compared to 2.99 to 1.00 as of the end of fiscal 2021, primarily due to an increase in gross debt.
We were in compliance with the financial and other covenants related to the 2019 Facility as of October 2, 2022 and expect to remain in compliance over the next 12 months. If we are unable to meet the 2019 Facility financial or other covenants in future periods, it may negatively impact our liquidity by limiting our ability to draw on the revolving credit facility, could result in the lenders accelerating the maturity of such indebtedness and foreclosing upon the collateral pledged thereunder, and could require the replacement of the 2019 Facility with new sources of financing, which there is no guaranty we could secure.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Effects of Changing Prices – Inflation
We are exposed to the effects of commodity price fluctuations in the cost of ingredients of our products, of which flour, sugar and shortening are the most significant. During the first three quarters of fiscal 2022, we have continued to experience headwinds from commodity inflation globally. We have undertaken efforts to effectively manage inflationary cost increases through rapid inventory turnover and reduced inventory waste, increased focus on resiliency of our supply chains, and an ability to adjust pricing of our products. Additionally, from time to time we may enter into forward contract for supply through our vendors for raw materials which are ingredients of our products or which are components of such ingredients, including wheat and soybean oil.
We are also exposed to the effects of commodity price fluctuations in the cost of gasoline used by our delivery vehicles. To mitigate the risk of fluctuations in the price of our gasoline purchases, we may directly purchase commodity futures contracts.
Interest Rate Risk
We are exposed to changes in interest rates on any borrowings under our debt facilities, which bear interest based on the one-month LIBOR (with a floor of zero). Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in LIBOR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps on $505.0 million notional of our $750.5 million of outstanding debt under the 2019 Facility as of October 2, 2022, which we account for as cash flow hedges. Based on the $245.5 million of unhedged outstanding as of October 2, 2022, a 100 basis point increase in the one-month LIBOR would result in a $2.5 million increase in interest expense for a 12-month period, while a 100 basis point decrease would result in a $2.3 million decrease in interest expense for a 12-month period based on the daily average of the one-month LIBOR through the fiscal quarter ended October 2, 2022.
The Financial Conduct Authority in the U.K. intends to phase out LIBOR by the end of 2023. We have negotiated terms in consideration of this discontinuation and do not expect that the discontinuation of the LIBOR rate, including any legal or regulatory changes made in response to its future phase out, will have a material impact on our liquidity or results of operations.
Foreign Currency Risk
We are exposed to foreign currency translation risk on the operations of our subsidiaries that have functional currencies other than the U.S. dollar, whose revenues accounted for approximately 29% of our total net revenues through the three quarters ended October 2, 2022. A substantial majority of these revenues, or approximately $322.6 million through the three quarters ended October 2, 2022, were attributable to subsidiaries whose functional currencies are the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen. A 10% increase or decrease in the average exchange rate of the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen against the U.S. dollar would have resulted in a decrease or increase of approximately $32.3 million in our total net revenues through the three quarters ended October 2, 2022.
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
As of October 2, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

There were no changes during the fiscal quarter ended October 2, 2022 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
On March 29, 2022, the parties filed a stipulation and order to dismiss the action with prejudice as moot and begin negotiation for an award of attorneys’ fees and reimbursement of expenses. On October 31, 2022, the Company paid $0.2 million as its share of the full resolution of this matter, for which the related liability due has been reflected in the accompanying Condensed Consolidated Financial Statements.
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Charlotte, North Carolina on November 15, 2022.

Krispy Kreme, Inc.

By:	/s/ Josh Charlesworth
Name:	Josh Charlesworth
Title:	Global President, Chief Operating Officer & Chief Financial Officer