Form 10-K
period 2023-01-01
Krispy Kreme, Inc.
filed 2023-03-02
CIK 1857154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K
_________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number: 001-40573
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of the end of the registrant’s most recently completed second fiscal quarter, based on the closing price of $13.60 for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market, was approximately $1.2 billion. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 168.1 million shares of common stock as of February 17, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on June 22, 2023 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Item 1. Business
The Joy of Krispy Kreme
Krispy Kreme, Inc. (“KKI”) and its subsidiaries (collectively, the “Company” or “Krispy Kreme”) is one of the most beloved and well-known sweet treat brands in the world. Our iconic Original Glazed® doughnut is universally recognized for its hot-off-the-line, melt-in-your-mouth experience. Over its 85-year history, Krispy Kreme has developed a broad consumer base globally and currently operates in over 30 countries through its unique network of fresh Doughnut Shops, partnerships with leading retailers, and a rapidly growing Ecommerce and delivery business. Our purpose of touching and enhancing lives through the joy that is Krispy Kreme guides how we operate every day and is reflected in the love we have for our people, our communities, and the planet.
We are a global omni-channel business with more than 11,800 Global Points of Access, creating awesome fresh doughnut experiences via (1) our Hot Light Theater and Fresh Shops, (2) Delivered Fresh Daily (“DFD”) branded cabinets and merchandising units within high traffic grocery and convenience stores, (3) Ecommerce and (4) our Branded Sweet Treat Line. We have a capital-efficient Hub and Spoke model, which leverages our Hot Light Theater Shops’ production capabilities and Doughnut Factories to deliver fresh doughnuts daily to local Fresh Shops, DFD Doors, and through Ecommerce channels. We seek to increase our Sales per Hub through innovation, marketing campaigns and increasing physical availability to our fresh doughnuts from our Hubs to new Points of Access, primarily DFD Doors. Additionally, our convenient Ecommerce platform and delivery capability are significant enablers of our omni-channel growth.
We also launched in mid-2020 our Branded Sweet Treat Line, a new line of Krispy Kreme-branded packaged sweet treats intended to extend our consumer reach with shelf-stable, high quality products available through grocery, mass merchandise, and convenience locations. In addition to creating awesome doughnut experiences, we create “cookie magic” through Insomnia Cookies, which specializes in warm, delicious cookies delivered right to the doors of its consumers, along with an innovative portfolio of cookie cakes, ice cream, cookie-wiches, and brownies. Insomnia Cookies is a digital-first concept with over 40% of its sales driven through Ecommerce in fiscal 2022. Targeting affordable, high-quality emotional indulgence experiences is at the heart of both the Krispy Kreme and Insomnia Cookies brands.
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
Beloved Global Brand with Ubiquitous Appeal
We believe that our brand love and ubiquitous appeal differentiate us from the competition. We believe that Krispy Kreme is an iconic, globally recognized brand with rich history that is epitomized by our fresh Original Glazed doughnut. We are one of the most loved sweet treat retailers in the U.S. and many markets around the world. We are the most loved sweet treat brand in several key countries already in fiscal 2022, such as the U.S., the U.K., and Australia, based on the results of Krispy Kreme’s Annual Global Brand Tracking Survey conducted by Service Management Group based on over 17,000 consumer responses with Krispy Kreme achieving the highest percentage of consumers indicating they “ten: absolutely love the brand for sweet treats” on a ten point scale. We have an extremely loyal, energetic, and emotionally connected consumer base.
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
• Delivered Fresh Daily: Krispy Kreme branded doughnut cabinets within high traffic grocery and convenience locations, selling fresh doughnuts delivered daily to more than 9,800 doors from Hub locations. The average capital investment for a DFD Door is $2,000 to $10,000.
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

The following table presents our Global Points of Access as of January 1, 2023:

	Global Points of Access (1)
	Hot Light Theater Shops	Fresh Shops	Cookie Shops	Carts, Food Trucks, and Other	DFD Doors	Total	Company-Owned (%)
U.S. and Canada	238	68	231	—	5,741	6,278	100%
International	37	388	—	14	3,032	3,471	100%
Market Development (2)	111	867	—	27	1,083	2,088	11%
Total Global Points of Access	386	1,323	231	41	9,856	11,837	84%
(1)Excludes Branded Sweet Treat Line distribution points and legacy wholesale business doors.
(2)Includes Japanese locations, which are Company-owned.
Total fiscal 2022 revenue of $1,529.9 million consisted of the following revenue by reporting segment:

The U.S and Canada’s fiscal 2022 revenue of $1,033.1 million consisted of:
The International segment’s fiscal 2022 revenue of $365.9 million consisted of:
Market Development’s fiscal 2022 revenue of $130.9 million consisted of:

Our Growth Strategies
We have made investments in our brand, our people and our infrastructure and believe we are well positioned to drive sustained growth as we execute on our strategy. Across our global organization, we have built a team of talented and highly engaged Krispy Kremers and Insomnia employees (or “Insomniacs”). Over the past several years we have taken increased control of the U.S. operations to enable execution of our omni-channel strategy, including accelerating growth across our doughnut shops, DFD, Ecommerce and Branded Sweet Treat Line. Globally, we have developed an operating model that sets the foundation for continued expansion in both existing and new geographies. As a result, we believe we are able to combine a globally recognized and loyalty-inspiring brand with a leading management team and we aim to unlock increased growth in sales and profitability through the following strategies:
• Increase purchase frequency;
• Expand availability; and
• Drive Hub and Spoke productivity and improve capital efficiency.
Increase purchase frequency
Almost all consumers desire an occasional indulgence, and when they indulge, they want a high quality, emotionally differentiated experience. We believe we have significant runway to be part of a greater number of shared indulgence occasions. On average, U.S. consumers visit Krispy Kreme less than three times per year, creating a significant frequency opportunity. The success of recently launched products, including filled rings and minis, seasonal favorites, limited time buzz-worthy offerings, and flavored glazes, affirms our belief that our innovations create greater opportunities for consumers to engage with our brand. We intend to strengthen our product portfolio by centering further innovation around seasonal and societal events, and through the development of new innovation platforms to drive sustained baseline growth. Our strategy of linking product launches with relevant events has allowed us to effectively increase consumption occasions while meaningfully engaging with our communities and consumers.
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
Expand availability
We believe there are opportunities to continue to grow in new and existing markets in which we currently operate by further capitalizing on our strong brand awareness as we deploy our Hub and Spoke model. We apply a deliberate approach to growing these discrete, highly attractive markets and maintain our brand integrity and scarcity value while unlocking significant consumer demand. We focus on increasing Global Points of Access through low cost DFD Doors as well as investments in Fresh Shops with a limited number of investments in our experiential Hot Light Theater shops to implement the Hub and Spoke model in new and existing markets. This will lead to growth in our key Sales per Hub metric as we further leverage the production capacity of existing Hubs.
We believe our omni-channel strategy, empowered by our Hub and Spoke model, will allow us to effectively seize expansion opportunities both domestically and internationally. Despite our high brand awareness, we have a limited presence in certain key U.S. markets, such as New York and Chicago, and have yet to build a presence in key U.S. cities, including Boston and Minneapolis. We also believe we have a significant opportunity to increase our presence in our existing international markets such as Mexico, Japan, and Ireland where we have a less developed Hub and Spoke system. We believe this provides us ample opportunity to grow within markets in which we are already present. We also view Hub and Spoke expansion to other international markets where we do not currently have a presence as a major growth driver for the future. We have identified key international whitespace market opportunities such as China, Brazil, and parts of Western Europe. Our goal is to open in at least three new countries per year. Our proven track record of entering new diverse markets across multiple continents and deploying the capital-efficient Hub and Spoke approach demonstrates our ability to effectively penetrate a broad range of market types. New markets will either consist of Company-owned shops or entered via franchise operations (sometimes with us holding a minority equity interest), to be determined on a case-by-case basis.

Drive Hub and Spoke productivity and improve capital efficiency
We are making focused investments in our omni-channel strategy to expand our presence efficiently while driving top-line growth, margin expansion, and capital efficiency. The Hub and Spoke model enables an integrated approach to operations, which is designed to bring efficiencies in production, distribution and supervisory management while ensuring product freshness and quality are consistent with our brand promise no matter where consumers experience our doughnuts. By expanding Points of Access such as new local DFD Doors to existing Hubs, we increase not just total Sales per Hub, but also profitability and capital efficiency because the production Hubs have largely fixed costs including rent, utilities, and even labor.
To support the Hub and Spoke model in the U.S., we have implemented new labor management systems and processes in our shops and new delivery route optimization technology to support our DFD logistics chain. In addition, we launched a new demand planning system that is intended to improve service and to deliver both waste and labor efficiencies across all our business channels. We are also investing in automation in the doughnut production process, including filling and icing doughnuts, which are done manually today. By streamlining these operations across our platform, we believe we can continue to deliver on our brand promise and provide joy to our consumers while continuing to drive efficiencies across our platform.
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
We are committed to diversity, equity, and inclusion throughout our organization, from our board room to our shops. We have established a Diversity, Equity and Inclusion Council (sponsored by members of the Global Leadership Team) and four U.S. Employee Resource Groups. We are focused on gender parity globally and increasing our U.S. people of color representation. We are also developing a comprehensive, global total rewards framework to drive pay equity and access for our Krispy Kremers.
•Loving our Communities: We bring joy to others — engaging locally to support and uplift communities globally.
Our brand purpose truly shines through our Acts of Joy and community fundraising initiatives. Whether through our “Beat the Pump” promotion where we aided our consumers by pegging the price of a dozen Original Glazed doughnuts to a gallon of gasoline, or through our offer of free doughnuts to graduating seniors, we bring joy to others while doing good. In fiscal 2022, we raised more than $36 million to support local community causes across America. We also engage with numerous local philanthropic organizations in the communities that we serve around the world.
•Loving our Planet: We respect our planet — using sustainable practices and reducing our environmental impacts.
We are committed to advancing sustainable business throughout our operations. During fiscal 2022, we progressed our efforts to address climate change and build the resilience of our business and supply chain. We have been conducting a multi-year global emissions assessment to establish our emissions baseline, using this foundation to soon set goals for greenhouse gas emission reductions, which will include Science Based Targets.
We made progress on our responsible sourcing commitment across our global supply chain. Krispy Kreme has set a goal of using 100% cage-free eggs by 2026. During the year, we reached 45% of our goal while also outlining clear actions to meet this target. We are committed to using sustainable palm oil, with a goal to achieve 100% deforestation-free palm oil use by 2026. As global awareness of food waste increases, so does our focus on food waste reduction. We took steps in fiscal 2022 to increase landfill diversion and increase our use of food-to-feed initiatives across our business.
Team Members and Human Capital Resources
Investing in, developing, and maintaining human capital is critical to our success. Globally, we employ approximately 23,500 employees as of January 1, 2023, including approximately 19,500 at Krispy Kreme locations that we refer to as our “Krispy Kremers.” We are not a party to any collective bargaining agreement, although we have experienced occasional unionization initiatives.

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
Consistent with our Leadership Mix ingredients, we pride ourselves on attracting a diverse team of Krispy Kremers and Insomniac team members from a wide range of backgrounds. As of January 1, 2023, our U.S. Krispy Kreme Company-owned operations include approximately 11,500 employees, of which 97% are field-based employees and the remaining 3% are corporate employees. 67% of such employees are people of color and 54% of such employees are female. We believe our diverse team drives the entrepreneurial culture that is at the center of our success. The success of our business is fundamentally connected to the well-being of our Krispy Kremers. Accordingly, we are committed to their health, safety, and wellness.
Our Total Rewards platform provides Krispy Kremers and their families with access to a variety of competitive, innovative, flexible, and convenient pay, health, and wellness programs. Our total package of pay and benefits is designed to support the physical, mental, and financial health of our people and includes medical, dental, vision, EAP, life insurance and retirement benefits as well as disability benefits and assistance with major life activities, such as educational reimbursement and adoption. Many of these benefits are available to our part-time Krispy Kremers; we believe that offering select benefits to our part-time Krispy Kremers offers us a competitive advantage in recruiting and retaining talent. We have also rolled out employee equity ownership plans across the organization, including for our shop general managers, to effectively align Krispy Kremers’ incentives with the Company’s long-term strategic goals.
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
By drawing inspiration from important societal events, we create a unique way for our consumers to celebrate and engage. For example, in 2022 our “Beat the Pump” promotion created social “buzz” and significant consumer traffic for our Doughnut Shops. Our ability to create this connection between our consumers and our brand is what has helped make the Krispy Kreme brand iconic, and helps to solidify our position in popular culture.
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
Supply Chain
Sourcing and Supplies
We are committed to sourcing the best ingredients available for our products. The principal ingredients to manufacture our products include flour, shortening, and sugar which are used to formulate our proprietary doughnut mix and concentrate at our Winston-Salem manufacturing facility. We procure the raw materials for these products from different vendors. Although most raw materials we require are typically readily available from multiple vendors, we currently have approximately 20 main vendors in addition to our own mix plant.
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
In the U.S., we operate four Doughnut Factories located in Indianapolis, Indiana, Monroe, Ohio, New York, New York, and Fort Lauderdale, Florida. Internationally, we operate 38 Doughnut Factories, of which 24 are operated by franchisees. Each Doughnut Factory is staffed by Krispy Kremers and supports multiple business channels for Krispy Kreme. Each Doughnut Factory manufactures daily, powering the Hub and Spoke model by producing product for Spoke locations such as Fresh Shops and Carts and Food Trucks. In addition, they also provide DFD finished products to support local and regional markets. We operate DFD routes out of each Doughnut Factory to ensure our DFD doughnuts are delivered fresh, every day, and maintain our highest standards of quality and brand experience.
We utilize our Concord, North Carolina production facility to manufacture our Branded Sweet Treat Line products, including a variety of Doughnut Bites and Mini Crullers, which are shelf stable and cake-based products. In addition, at the end of fiscal 2022, we began to transition manufacturing capacity of Branded Sweet Treat Line products to our mix plant in Winston-Salem, North Carolina (after exiting the co-manufacturer production facility located in Burlington, Iowa). After manufacturing, packaging, and palletizing our Branded Sweet Treat Line products, we transport the products to a third-party warehousing and distribution vendor. This vendor warehouses, consolidates, and provides direct shipments to our retail partners’ supply networks.
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
Competition
We compete in the fragmented indulgence industry. Our domestic and international competitors include a wide range of retailers of doughnuts and other treats, coffee shops, and other café and bakery concepts. We also compete with snacks sold through convenience stores, supermarkets, restaurants and retail stores in the U.S. The number, size and strength of competitors vary by region and by category. We also compete against retailers who sell sweet treats such as cookies, cupcakes, and ice cream shops. We compete on elements such as food quality, freshness, convenience, accessibility, customer service, price, and value. We view our brand engagement, overall consumer experience and the uniqueness of our Original Glazed doughnut as important factors that distinguish our brand from competitors, both in the doughnut and broader indulgence categories. See “Risk Factors — Risks Related to Executing Our Business Strategy – Our success depends on our ability to compete with many food service businesses.”
Intellectual Property
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
For more information on the risks associated with our intellectual property, see “Risk Factors — Risks Related to Our Intellectual Property.”
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
For more information on the risks associated with domestic and international regulation, see “Risk Factors — Risk Related to Regulation and Litigation.”

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

Item 1A. Risk Factors
Investing in our securities involves a variety of risks and uncertainties, known and unknown, including, among others, those discussed below. You should carefully consider the risks described below together with other information set forth in this Annual Report on Form 10-K. If any of the following risks or uncertainties occur, our business, financial condition, prospects, results of operations, and cash flows could be materially and adversely affected. The risks discussed below are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition, prospects, results of operations, or cash flows. We cannot assure you that any of the events discussed in the risk factors below will not occur.
Risks Related to Food Safety and Consumer Preferences
Our business may be adversely affected by food safety issues, including food-borne illnesses, tampering, or contamination.
We are a food service business and may experience food safety issues, including the possibility of food-borne illnesses, tampering, adulteration, or contamination. These risks may be increased as we introduce new products, increase distribution channels, such as our DFD business channels, or expand manufacturing and production capacity. Failure to maintain adequate food safety standards in our shops could result in temporary closures and disrupt our retail operations as well as our DFD operations. Food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain or lower margins for us and our franchisees. Furthermore, our reliance on third parties as intermediaries in the delivery of our products to our consumers increases the risk that food safety issues could be caused by factors outside of our direct control. While we monitor the operations of certain of these business partners, the product quality and service they deliver may be diminished by any number of factors beyond our control and it may be difficult to detect contamination or other defects. There is greater risk from those we do not monitor, or do not monitor as closely. Additionally, food safety issues could expose us to litigation, governmental investigation, recalls, penalties or fines. Any report or publicity linking us, our franchisees, or the food service industry to food safety issues could adversely affect our reputation as well as our revenues and profits.
Changes in consumer preferences and demographic trends could negatively impact our business.
Food service businesses are often affected by changes in consumer tastes, dietary and health preferences, national, regional, and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns, and the type, number, and location of competing brands. In addition, the food service industry continues to be under heightened legal and legislative scrutiny related to menu labeling and packaging resulting from the perception that the products and practices of food service companies have contributed to nutritional, caloric intake, obesity, or other health concerns of their guests. If we are unable to adapt to changes in consumer preferences and trends, or if regulatory changes are implemented that impact any of our markets, our operating results could be negatively impacted.
Risks Related to Cybersecurity, Data Privacy, and Information Technology
We rely on information technology in our operations. Any material failure, inadequacy, or interruption of that technology could adversely affect our ability to effectively operate our business and result in financial or other loss.
We and our franchisees rely on computer systems and information technology to conduct our business. Our ability to effectively manage our business depends significantly on the reliability and capacity of these systems. Our omni-channel approach relies, in large part, on our information technology systems to operate successfully, including the implementation of our delivery strategy. As we expand our business channels, our exposure to such risks will increase.
Business interruptions also could result from the failure of other important information technology platforms we use to operate our business, including platforms hosted or otherwise provided by third parties on our behalf. Service interruptions, degradation, or other performance problems may occur because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, infrastructure changes, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism because of criminal third parties (including state-sponsored organizations with significant financial and technological resources), third parties we do business with, and our franchisees’ employees.
In addition, we must effectively respond to changing guest expectations and new technological developments. Any disruptions, delays, or deficiencies in the design and/or implementation of any of these systems, or our inability to accurately predict the costs of such initiatives or our failure to generate revenue and corresponding profits from such activities and investments, could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations, and financial condition.
While we endeavor to keep all systems current, there can be no guarantee that we can reliably update and maintain our systems. In instances where we are unable to do so, the mitigating controls we put in place to reduce the risk may fail. Any such failure could lead to Ecommerce downtime, disruptions to our information technology systems, and expose vulnerabilities to cyber-criminals.
Our business interruption insurance may not be sufficient to cover all our losses that may result from interruptions in our service as a result of systems failures and similar events. As a result, if we experience any outsized material impacts from a failure of our systems, our business, results of operations, and financial condition could be materially and adversely effected.
Breaches or failures of our information technology systems or other cybersecurity or data security-related incidents may have an adverse impact on our business, financial condition, and results of operations.
Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error, or inadvertent releases of data all threaten our and our franchisees’ information systems and records. The techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, may take many forms (including phishing, social engineering, denial, or degradation of service attacks, malware, or ransomware), change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. In addition, our employees, franchisees, contractors, or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures to misappropriate regulated, protected, or personally identifiable information, and may purposefully or inadvertently cause a breach involving or compromise of such information.
There is no assurance that any security procedures or controls that we or our third-party providers have implemented will be sufficient to prevent data security related incidents from occurring. An actual or perceived breach in the security of our information technology systems or those of our franchisees and third-party service providers could lead to an interruption in the operation of our systems, resulting in material adverse impacts on our business, financial condition, and results of operations, and could result in adverse publicity and significant damage to our brand and reputation with consumers and third parties with whom we do business.
Additionally, a significant theft, loss, disclosure, modification, or misappropriation of, or access to, guests’, employees’, third parties’, or other proprietary data or other breach of our information technology systems could result in fines, legal claims or proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation, and expose us to claims from guests and employees, any of which could have a material adverse effect on our financial condition and results of operations.
Our cybersecurity insurance may not be sufficient in type or amount to cover us against claims related to breaches, failures, or other data security related incidents, and we cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. We could be forced to expend significant financial and operational resources in protecting against or responding to a security breach, including investigating and remediating any information security vulnerabilities, defending against and resolving legal and regulatory claims, and complying with notification obligations, all of which could divert resources and the attention of our management and key personnel away from our business operations and adversely affect our business, financial condition, and results of operations. In addition, our remediation efforts may not be successful, and we could be unable to implement, maintain and upgrade adequate safeguards.
If we or our franchisees or licensees are unable to protect our consumer and employee data and other regulated, protected, or personally identifiable information, we or our franchisees could be exposed to data loss, litigation, regulatory fines, and other liability, and our reputation could be significantly harmed.
Our business requires the collection, transmission, and retention of large volumes of consumer and employee data, including credit and debit card numbers and other personally identifiable information, in various information technology systems that we and our franchisees maintain, and in those maintained by third parties with whom we contract to provide services. The integrity and protection of that data is critical to us. Any failure to comply with legal and industry rules and/or requirements could significantly harm our brand, reputation, business, and results of operations. We also rely on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us or if the cost of using these providers increases, our business could be harmed.
We are, and may increasingly become, subject to other various laws, directives, industry standards and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The information, security, and privacy requirements imposed by governmental regulation are increasingly demanding. In the U.S., various federal and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security and have prioritized privacy and information security violations for enforcement actions. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international, or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted, which may add additional complexity, variation in requirements, restrictions, and potential legal risks, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and could result in increased compliance costs or changes in business practices and policies.
We are also subject to international laws, regulations, and standards in many jurisdictions, which apply broadly to the collection, use, retention, security, disclosure, transfer, and other processing of personal information. For example, we are subject to the General Data Protection Regulation (“GDPR”), which was adopted by the European Union effective May 2018, and the U.K. GDPR and U.K. Data Protection Act of 2018, which retains the GDPR in the U.K.’s national law. These laws include obligations and restrictions concerning data transparency and consent, the overall rights of individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area (“EEA”) or the U.K., security breach notifications, and the security and confidentiality of personal data. Our failure to adhere to or successfully implement appropriate processes to adhere to international data privacy requirements could expose us and our franchisees to financial penalties and legal liability. Our and our franchisees’ systems may not be able to satisfy changing requirements or may require significant additional investments or time to do so.
Because the interpretation and application of laws, regulations, standards, and other obligations relating to data privacy and security are still uncertain, it is possible that these laws, regulations, standards, and other obligations may be interpreted and applied in a manner that is inconsistent with our data processing practices and policies. If our practices are not consistent, or are viewed as not consistent, with changes in laws, regulations, standards, or new interpretations or applications of existing laws, regulations, and standards, we may also become subject to fines, audits, inquiries, whistleblower complaints, adverse media coverage, investigations, lawsuits, loss of export privileges, severe criminal or civil sanctions, or other penalties. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Any concerns about our data privacy and security practices, even if unfounded, could damage the reputation of our businesses and discourage potential users from our products and services. Any of the foregoing could have an adverse effect on our business, financial condition, results of operations, and prospects.
Risks Related to Executing Our Business Strategy
We may not realize the anticipated benefits from past or potential future acquisitions, investments, or other strategic transactions.
From time to time, we evaluate and may complete mergers, acquisitions, divestitures, joint ventures, strategic partnerships, minority investments, or strategic transactions, including to expand our Global Points of Access. Such transactions may include strategic opportunities to acquire or partner with our domestic and international franchisees. In certain circumstances, our past and existing franchisees may retain a minority stake in the franchise shops we acquire and continue to participate in the operation of the applicable shops. Such arrangements are entered into on a case-by-case basis.
Past and potential future strategic transactions may involve various inherent risks, including, without limitation:
•Expenses, delays, or difficulties in integrating acquired Krispy Kreme franchised shops, Points of Access, strategic partnerships, or investments into our organization, including the failure to realize expected synergies and/or the inability to retain key personnel;
•Diversion of management’s attention from other initiatives and/or day-to-day operations to effectively execute our growth strategy;

•Inability to generate sufficient revenue, profit, and cash flows from acquired Krispy Kreme franchised shops, Points of Access, companies, strategic partnerships or investments;
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
Our franchisees may affect our operating results and reputation.
We have limited control over how our franchisees’ businesses are run, and their inability to operate successfully could adversely affect our operating results. Although we provide certain training and support to franchisees, our franchisees are independently owned and operated businesses. Consequently, the quality of franchised shop operations may be diminished by any number of factors beyond our control. Moreover, franchisees may not operate shops in a manner consistent with applicable laws and regulations or in accordance with our standards and requirements. Also, franchisees may not successfully hire and train qualified managers and other shop personnel. Although we believe we currently generally enjoy a positive relationship with our franchisees, there is no assurance that future developments, some of which may be outside our control, may not significantly harm our future relationships with existing and new franchisees. In addition, our image and reputation, and the image and reputation of other franchisees, may suffer materially if our franchisees do not operate successfully, or in accordance with our standards and requirements, which could result in a significant decline in Krispy Kreme’s branded sales, our revenues, and our profitability.
Our DFD business channels depend on key customers and are subject to risks if such key customers reduce their purchases or terminate their relationships with us.
Sales to retail customers through our DFD channels represent a substantial portion of our revenue. The infrastructure necessary to support this business line requires significant fixed and semi-fixed costs.
We have several large retail customers around the world. However, no single retail customer accounted for more than 10% of our total revenue in the fiscal years ended January 1, 2023, January 2, 2022, or January 3, 2021. These customers do not enter long-term contracts; instead, they make purchase decisions based on a combination of price, product quality, consumer demand, and service quality. In the future, they may reallocate their shelf space, including space currently used for our products, for other products, including private label products. The loss of or a significant reduction in sales to one of our large retail customers, or significant financial difficulties in their businesses, could adversely affect our business, financial condition, and results of operations.
Our reputation and brand image are essential to our business success.
Krispy Kreme is one of the most beloved and well-known sweet treat brands in the world. Our success depends on our and our franchisees’ ability to maintain our brand image, extend our products to new markets and channels, expand our brand image with new product offerings, and deliver consistently high-quality, delicious products to our consumers.
While we seek to maintain, extend, and expand our brand image and reputation through marketing investments, including advertising and consumer promotions, most of our marketing initiatives rely heavily on social media. We increasingly rely on social media and online dissemination of advertising campaigns. Social and digital media increase the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands, or our products on social or digital media could seriously damage our brands and reputation. These risks are especially pronounced given our reliance on our social media presence to promote our brand and maintain consumer loyalty and engagement.
Our reputation is based in part on consumers’ subjective opinions. Regulatory or legal action against us, product recalls, or other adverse publicity could damage our reputation and brand image, undermine our consumers’ confidence, and reduce long-term demand for our products. If we do not maintain, extend, and expand our brand image, then our business, financial condition, and results of operations could be materially and adversely affected.

Our success depends on our ability to compete with many food service businesses.
We compete with many well-established food service companies. At the shop level, we compete with other indulgence retailers and bakeries, specialty coffee retailers, bagel shops, quick service restaurants, delicatessens, take-out food service companies, convenience stores, and supermarkets. Our Branded Sweet Treat Line competes primarily with grocery store bakeries and packaged snack foods.
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
In addition to the above, our omni-channel business approach, especially our Insomnia Cookies brand, which emphasizes delivery as a key component, competes with local and international indulgence brands in a highly competitive space. While we control and operate our Ecommerce platform, we rely on third-party food delivery services for last-mile delivery of our products. We are also a partner platform on such services, in which the end-to-end transaction with consumers, including delivery of our products, is conducted by the third-party platform. Our consumers may prefer other indulgence providers’ Ecommerce platforms or other delivery platforms and services for a variety of competitive reasons, including delivery availability, app user experience, and overall market demand for food delivery.
If we are unable to successfully compete, we may be unable to sustain or increase our revenues and profitability as well as leverage the growth we expect to achieve through our omni-channel business model.
Risks Related to Our Global Expansion and Growth
A key portion of our growth strategy depends on opening new Krispy Kreme shops and Points of Access both domestically and internationally.
A core part of our business strategy is expansion of our Global Points of Access, through the addition of shops, DFD doors, and Ecommerce in existing and new geographies. Our ability to successfully execute such an expansion strategy may be influenced by factors beyond our and our franchisees’ control, which may slow shop development and impair our growth strategy. We may also be limited by logistical or other operational concerns, including an inability to source product components or logistical services. Further, certain international markets of ours are heavily reliant on our franchisees and there can be no assurance that our franchisees will successfully develop or operate their shops in a manner consistent with our brand standards, or will have the business abilities or access to financial resources necessary to open, operate, and maintain the shops required by their agreements and our brand requirements.
We will face risks as we continue to focus on expansion of our omni-channel business model.
Continued expansion of our omni-channel business model will entail significant costs and uncertainties arising from, among other things, expanding Points of Access, increasing our manufacturing capability, developing our information technology and logistics systems, and adapting our corporate organization and talent.
Successful implementation will continue to rely on our ability to capitalize and realize certain goals, including identifying retail partners, expanding the geographies we serve and developing and maintaining the manufacturing and logistical capacity to meet our delivery needs. In addition, these may exacerbate or be exacerbated by other risk factors included herein, especially those related to our logistical and manufacturing capacity and ability to compete in the indulgence market. There is no guarantee that we will achieve the benefits we anticipate or achieve the costs savings, revenue generation and other positive effects necessary to offset the costs and risks discussed here.
Our failure to improve the performance of our Branded Sweet Treat Line could materially and adversely affect our results of operations.
Our Branded Sweet Treat Line, which has only been deployed in the U.S., has thus far been dilutive to our adjusted EBITDA margins. There is no guarantee that it will see success among customers in domestic markets, be deployed or be successful in international markets, or ever become accretive to our adjusted EBITDA margins either domestically or internationally. Any failure to recognize the benefits we expected in pursuing this business line could materially and adversely affect our results of operations.
Political, economic, currency, and other risks associated with our international operations could adversely affect our and our international franchisees’ operating results.
As of January 1, 2023 and excluding Doughnut Factories, there were 1,346 Krispy Kreme shops operated outside of the U.S. and Canada, representing 69% of our total shop count. Of this total, 862 shops were owned and operated by franchisees. Our revenues from international operations and business segments are exposed to risks associated with doing business in foreign countries. Risks arising from our international operations include, but are not limited to:
•Recessionary or expansive trends in international markets;
•Ongoing government regulatory reform, including relating to public health, food safety, tariffs and tax, sustainability, and responses to climate change, which result in regulatory uncertainty as well as potential significant increases in compliance costs;
•Food safety related matters, including compliance with food safety regulations and ability to ensure product quality and safety;
•Import or other business licensing requirements;
•Limitations on the repatriation of funds and foreign currency exchange restrictions due to current or new U.S. and international regulations;
•Difficulty in staffing, developing, and managing foreign operations and supply chain logistics, including ensuring the consistency of our product quality and service;
•Disputes with our franchisees, or failures by our franchisees to operate successfully, to develop or finance new shops or build them on suitable sites or open them on schedule;
•Local laws that make it more expensive and complex to negotiate with, retain, or terminate employees;
•Competition with entrenched competitors as we expand our international operations; and
•Increase in anti-American sentiment and the identification of the brand as an American brand.
Our results of operations and the value of our foreign assets are affected by fluctuations in currency exchange rates and liquidity, which may adversely affect reported earnings. Royalties from our franchisees are based on a percentage of net sales (as defined in our franchise agreements) generated by our foreign franchisees’ operations. Royalties payable to us by our international franchisees are based on a conversion of local currencies to U.S. dollars using the prevailing exchange rate, and changes in exchange rates could adversely affect our revenues. To the extent that the portion of our revenues generated from international operations increases in the future, our exposure to changes in foreign political and economic conditions and currency fluctuations will increase. In addition, political circumstances in certain countries where we operate may restrict the conversion of local currency into foreign currencies and, in certain cases, the remittance of currency out of the country.
Additionally, we typically export our products, principally our doughnut mixes and doughnut mix concentrates, to our franchisees in markets outside the U.S. Numerous government regulations apply to both the export of food products from the U.S. as well as the import of food products into other countries. If one or more of the ingredients in our products are banned, alternative ingredients would need to be identified. Although we intend to be proactive in addressing any product ingredient issues, such requirements may delay our ability to open shops in other countries in accordance with our desired schedule.
Risks Related to Our Human Capital
An inability to recruit and retain personnel could have materially adverse effects on our operations.
We rely heavily on our Krispy Kremers to provide high-quality service and unique experiences. Our Krispy Kremers are essential for continued operation of our retail and manufacturing facilities as well as our delivery logistics. They enable us to ensure that we provide a consistent product to our consumers, whether it is in our Hot Light Theater Shops or one of our DFD access points. Our future success also depends upon the continued contributions of senior management and other key personnel and the ability to retain and motivate them. Economic and social trends beyond our control, such as labor shortages, may make it difficult to recruit and retain talented Krispy Kremers, including our senior management and other key personnel. The growth of our business can make it increasingly difficult to locate and hire sufficient numbers of employees, to maintain an effective system of internal controls for a globally dispersed enterprise, and to train employees worldwide to deliver a consistently high-

quality product and consumer experience. If we are unable to recruit, retain and motivate Krispy Kremers sufficiently to support the projected growth and initiatives of our business, there could be materially adverse effects on our operations.
Changes in the availability or cost of labor could adversely affect our business.
Our business could be adversely impacted by increases in labor costs, including wages and benefits. Such increases may be triggered by state and federal legislation and regulatory actions regarding wages, scheduling, and benefits; increased healthcare and workers’ compensation insurance costs; increased wages and costs of other benefits necessary to attract and retain high-quality employees with the right skill sets and increased wages. Furthermore, we may experience a shortage of labor for store positions, including due to market trends and conditions, the availability of new telecommuting employment options, and other factors, which could decrease the pool of available qualified talent for key functions. Such changes in the availability or cost of labor could have materially adverse effects on our business.
Risks Related to Our Supply Chain
We are the exclusive or primary supplier of doughnut mixes and key ingredients to shops worldwide and any problems supplying these ingredients, could negatively affect our and our franchisees’ ability to make doughnuts.
We are the exclusive supplier of doughnut mixes for many domestic and international Krispy Kreme shops and the exclusive supplier of doughnut mix concentrate, which is blended with other ingredients to produce doughnut mixes at both domestic and international production facilities, for all Krispy Kreme shops globally. We also are the exclusive supplier of certain other key ingredients to all domestic Company-owned shops, most domestic franchise shops and some international franchise shops. We manufacture all our concentrates at our manufacturing facility located in Winston-Salem, North Carolina and, on a limited scale, through a manufacturing agreement with BakeMark USA LLC (“BakeMark”). We produce doughnut mix domestically at our Winston-Salem plant and a third-party facility in Pico Rivera, California. We distribute doughnut mixes and other key ingredients and flavors using independent contract distributors for Krispy Kreme shops domestically and internationally. Without an adequate alternative source, any shutdown or disruption of our mix and concentrate production would disrupt our entire global supply chain.
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
We generally ship our mix and concentrate internationally from a single port in Florida. Delays in shipping or logistics chains could impact ours and our franchisees’ international operations. Events that delay shipment may be known or unknown, including events arising in connection with adverse weather events, customs and border shutdowns, trade conflicts, and general trade route delays. In addition, if any of our relationships with our raw material suppliers terminate unexpectedly, even where we have multiple suppliers for the same ingredient, we may not be able to obtain adequate quantities of the same high-quality ingredients at competitive prices. As we continue to expand our global footprint the above risks may be exacerbated as we encounter supply shortages, logistical hurdles, and other costs associated with operating and supplying a global network of shops.
We are the only manufacturer of substantially all our doughnut-making equipment. If we have any problems producing this equipment, our shops’ ability to make doughnuts could be negatively affected.
We manufacture our custom doughnut-making equipment in one facility in Winston-Salem, North Carolina. Although we have limited back-up sources to produce our equipment, obtaining new equipment quickly in the event of a loss of our Winston-Salem facility would be difficult. In such an event, we would be forced to rely on third-party manufacturers or shift production to another manufacturing facility, and we could face significant delays in manufacturing and increased costs, which would jeopardize our ability to supply equipment to new shops or new parts for the maintenance of existing equipment in established shops on a timely basis.

We have limited suppliers for many of the product components and services that we rely on and any interruption in supply could impair our ability to make and deliver our signature products, adversely affecting our business, financial condition, and results of operations.
Although we own the recipe for our glaze flavoring and glaze base, we rely on a single supplier. Additionally, all the cookie dough used by our Insomnia Cookies brand is supplied by a single supplier. Our dependence on such suppliers subjects us to the possible risks of shortages, interruptions, and price fluctuations. Any interruption in the delivery of glaze flavoring would adversely affect our ability to produce and deliver our signature products, including our hot Original Glazed doughnut, to our consumers on a timely and competitive basis and could adversely affect our operating results. In the event we cannot obtain replacement products in a timely manner, we risk the loss of revenue resulting from the inability to sell our products and related increased administrative and shipping costs.
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
Our reliance on a single vendor for distribution of materials and supplies in the U.S. and a portion of Canada poses risks to our and our franchisees’ ability to make doughnuts if the vendor fails to provide these materials and supplies per the agreement.
We entered into an exclusive distribution agreement with BakeMark, which, among other things, grants BakeMark exclusive rights to distribute ingredients, packaging, and supplies to Company-owned and franchise shops in parts of the U.S. and Canada. If BakeMark experiences economic or operational challenges, this could cause disruptions to our supply chain in the U.S. and Canada. We cannot control the factors that may cause such challenges, and we may not be able to find an alternative distribution channel in a timely manner to prevent disruptions to our operations, which might even require that we temporarily stop production in the affected shops until other arrangements are taken. Additionally, the cost of a replacement distribution channel may also affect the financial performance of these shops. Severe disruption to BakeMark could result in a material and adverse impact on our business and our consolidated financial position, results of operations, and cash flows.
Our profitability is sensitive to changes in the cost of raw materials and other commodities.
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
Risks Related to Regulation and Litigation
We may be subject to litigation that could adversely affect us by increasing our expenses, diverting management attention, or subjecting us to significant monetary damages and other remedies.
We are regularly involved in claims or disputes by franchisees, suppliers, employees, customers, governments, and others related to operational, foreign exchange, tax, franchise, contractual, or employment issues. These claims or disputes may relate to personal injury, franchisees’ employment, real estate related, environmental, tort, intellectual property, breach of contract, data privacy, securities, derivative, and other litigation matters. Plaintiffs often seek recovery of very large or indeterminate amounts, and lawsuits are subject to inherent uncertainties, some of which are beyond our control. We may not have valid arbitration agreements and waivers of class certification with all current or former employees, and the arbitration agreements that are in place may not protect us from certain claims in certain states (including Private Attorney General Act claims in California). Unfavorable rulings or developments may also occur in cases we are not involved in. Moreover, regardless of whether any such lawsuits have merit, or whether we are ultimately held liable or settle, such litigation may be expensive to defend, may divert resources and management attention away from our operations, and may negatively impact our results of operations. With respect to insured claims, a judgment for monetary damages in excess of any insurance coverage could adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also adversely affect our reputations, which in turn could adversely affect our results of operations.
Our business may be adversely affected by litigation, regulation and publicity concerning food quality, health, and other issues, which can negatively affect public policy and consumer preferences toward our products.
As a food service business, we may be adversely affected by litigation, regulation, and complaints from consumers or government authorities resulting from food quality, illness, injury or other health concerns or operating issues stemming from one shop or a limited number of shops, including shops operated by our franchisees, or as we introduce new products or increase distribution channels, such as our DFD business channels. In addition, class action lawsuits have been filed and may continue to be filed against various food service businesses (including quick service restaurants) alleging, among other things, that food service businesses have failed to disclose the health risks associated with high-fat foods and that certain food service business marketing practices have encouraged obesity. Because one of our competitive strengths is the taste and quality of our doughnuts and other indulgence products, adverse publicity or regulations relating to food quality or other similar concerns affect us more than it would food service businesses that compete primarily on other factors. We could also incur significant liabilities if such a lawsuit or claim results in a decision against us or because of litigation costs, regardless of the result.
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
Various federal and state labor laws govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, safety standards, payroll taxes, citizenship requirements, and other wage and benefit requirements for employees classified as non-exempt. It is difficult to predict the overall trend of government regulation, and we may be subject to significant and sweeping change or reforms arising out of legislative initiatives surrounding labor laws, healthcare laws, or other laws affecting our labor costs. Significant additional government regulations could impose increased compliance costs and we may be subject to litigation arising out of noncompliance with such regulations. Such risks, combined with other increases in our labor costs, could have material adverse effects on our business, financial condition, and operating results.
Our annual effective income tax rate can change materially as a result of changes in our geographic mix of U.S. and foreign earnings and other factors, including changes in tax laws and changes made by regulatory authorities.
We are subject to federal, state, and local income taxes in the U.S. and in foreign jurisdictions. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws, the consequences of which have not yet been fully determined. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. Although we believe we have made appropriate provisions for taxes in the jurisdictions in which we operate, changes in the tax laws or challenges from tax authorities under existing tax laws could adversely affect our business, financial condition and results of operations.

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
The full realization of our deferred tax assets may be affected by a number of factors, including future earnings and the feasibility of ongoing planning strategies.
We have deferred tax assets including federal, state, and foreign net operating loss carryforwards, accruals not yet deductible for tax purposes, tax credits, and other items. We have established valuation allowances to reduce the deferred tax assets related to U.S. federal tax credits as well as foreign and state and local net operating loss carryforwards to an amount that is more likely than not to be realized. Our ability to utilize the deferred tax assets depends in part upon our ability to generate future taxable income within each respective jurisdiction during the periods in which these temporary differences reverse or our ability to carryback any losses created by the deduction of these temporary differences.
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
Risks Related to Our Intellectual Property
Our failure or inability to obtain, maintain, protect, and enforce our trademarks or other intellectual property could adversely affect our business and the value of our brands.
We own certain common-law trademark rights in the U.S., as well as numerous trademark and service mark registrations in the U.S. and in other jurisdictions. We possess intellectual property that includes ingredient formulas, trademarks, copyrights, patents, business processes, and other trade secrets. We believe that our trademarks and other intellectual property rights are important to our success and our competitive position. We rely on a combination of legal protections provided by trademark registrations, contracts, copyrights, patents, and common law rights, such as unfair competition, passing off and trade secret laws to protect our intellectual property from potential infringement. Despite our efforts to obtain, maintain, protect, and enforce our trademarks, service marks, and other intellectual property rights, there can be no assurance that these protections will be available in all cases, and our trademarks, service marks, or other intellectual property rights could be challenged, invalidated, declared generic, circumvented, infringed, or otherwise violated. In addition, effective intellectual property protection may not be available in every country in which our brands have, or may in the future open or franchise, a shop or other facility and the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. There can be no assurance that the steps we have taken to protect our intellectual property or the legal protections that may be available will be adequate or that our franchisees will maintain the quality of the goods and services offered under our brands’ trademarks or always act in accordance with guidelines we set for maintaining our brands' intellectual property rights and defending or enforcing our trademarks and other intellectual property could result in the expenditure of significant resources or result insignificant harm to our business, reputation, financial condition and results of operations. Our brands may also be targets of infringement claims that could interfere with the use of certain names or trademarks and/or the proprietary know-how, recipes, or trade secrets used in our business. Defending against such claims is costly, and as a result of defending such claims, we may be prohibited from using such proprietary information in the future or forced to pay damages, royalties, or other fees for using such proprietary information, any of which could negatively affect our business, reputation, financial condition, and results of operations.

Loss of our trade secret recipes could adversely affect our sales.
We derive significant competitive benefit from the fact that our doughnut recipes and formulations are trade secrets. Although we take reasonable steps to safeguard our trade secrets, should they become known to competitors, our competitive position could suffer substantially. Furthermore, trade secrets can be difficult to protect. We seek to protect our trade secrets and other know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside contractors, consultants, advisors, and other third parties. We cannot guarantee that we have entered into such agreements with each party and any of these parties may breach the agreements and disclose our proprietary information. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, others may independently discover our trade secrets and confidential information, and in such cases, we could not assert any trade secret rights against such parties.
Risks Related to Macroeconomic Conditions
Adverse economic conditions or disruptions in the markets where we operate could adversely impact our business, results of operations, and financial condition.
Adverse economic conditions or disruptions in the markets where we and our franchisees operate could result in higher unemployment rates, labor shortages, increases in inflation, and declines in consumer confidence and spending. Our products are an indulgence, which is highly sensitive to discretionary spending trends. If such conditions occur, our customers may have less money for discretionary purchases and may stop or reduce their purchases of our products. There can be no assurance that government responses to economic disruptions will restore consumer confidence. Ongoing disruptions in national and global economies may adversely impact our business, results of operations, and financial condition.
Risks Related to Crises, Catastrophic Events, and Business Continuity
Public health outbreaks, epidemics, or pandemics, including the global COVID-19 outbreak, have disrupted and may continue to disrupt, our business, and could materially affect our business, financial condition, and results of operations.
Health epidemics or pandemics can adversely affect consumer spending and confidence levels and supply availability and costs in the markets in which we and our franchisees operate, all of which can affect our business, financial condition, and results of operations. For example, the COVID-19 epidemic spread globally in recent years, disrupting global health, economic, and market conditions, consumer behavior, and food service operations. While we have enacted protections to manage large scale public health risks, we may nonetheless be affected by future outbreaks in our shops and other facilities, resulting in a significant percentage of our workforce or the workforce of our business partners being unable to work.
In addition, our business is affected by consumer preferences and perceptions. The risk of contracting viruses has and could continue to cause employees or guests to avoid gathering in public places, which has had, and could further have, adverse effects on ours and our franchisees’ guest traffic and the ability to adequately staff shop locations. Many consumer behaviors have changed during the COVID-19 pandemic and may persist or continue to change beyond the end of the pandemic. These changes have and could continue to negatively impact consumer traffic and our and our franchisees’ sales.
Adverse weather conditions could adversely affect our business.
Adverse weather conditions can impact guest traffic at our and our franchisees’ shops and, in more severe cases such as hurricanes, tornadoes, flooding, or other natural disasters (which can be worsened by climate change), cause temporary closures, sometimes for prolonged periods, which would negatively impact our shop sales. Changes in weather could result in construction delays, interruptions to the availability of utilities, and shortages or interruptions in the supply of food items and other supplies, which could increase our costs.
Risks Related to Environmental, Social, and Governance Matters
We may be affected by matters related to environmental, social, and governance trends and events, including governmental regulation and supply chain disruptions, that may adversely impact our business.
Additionally, increased focus on environmental, social, and governance (“ESG”) matters from consumers, investors, governmental authorities, and third-party stakeholders could affect our operations and compliance obligations. ESG matters include, but are not limited to, climate change, greenhouse gases, packaging and waste, human rights, sustainable supply chain practices, animal health and welfare, deforestation, and land, energy, and water use. For example, disclosure requirements have been proposed or adopted in recent years by the U.S. Congress, U.S. Securities and Exchange Commission, the European

Union, and the Nasdaq stock exchange that have or may encourage or require us to adopt new practices for managing and reporting ESG-related risks. These rules and regulations continue to evolve in scope and complexity, making compliance more difficult and uncertain. These changing rules, regulations, and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations.
Furthermore, as part of our commitment to making a positive impact on the world, we have established commitments, targets, and goals, and are evaluating their expansion related to ESG matters. Our competitors may not seek to establish environmental or sustainability goals at a comparable level to ours, which could result in lower supply chain or operating costs for our competitors. We may communicate these commitments, targets, and goals through public disclosures. Our ability to meet such commitments, targets, and goals is subject to risks and uncertainties, many of which are outside of our control. If we are not effective, or are not perceived to be effective, in achieving our ESG strategy or mitigating ESG-related risks to our business, we could be subject to market, operational, reputational, and execution costs or risks.
Risks Related to an Investment in Us
Certain provisions of Delaware Law, the Investors’ Rights Agreement, our certificate of incorporation, and our bylaws could hinder, delay, or prevent a change in control of us, which could adversely affect the price of our common stock.
Certain provisions of Delaware Law, our certificate of incorporation, and our bylaws will contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors or JAB Holdings B.V. (“JAB”), as the largest beneficial owner of our common stock.
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
In addition, under our certificate of incorporation, our Board of Directors has the authority to cause the issuance of preferred stock from time to time in one or more series and to establish the terms, preferences, and rights of any such series of preferred stock, all without approval of our shareholders. Nothing in our certificate of incorporation will preclude future issuances without shareholder approval of the authorized but unissued shares of our common stock. These factors could have the effect of making the replacement of incumbent directors more time consuming and difficult.
These provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control, or takeover attempt that is opposed by JAB, our management, or our Board of Directors. Public shareholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is favorable to shareholders. These anti-takeover provisions could substantially impede the ability of public shareholders to benefit from a change in control or change our management and Board of Directors and, as a result, may adversely affect the market price of our common stock and your ability to realize any potential change of control premium.
We have entered into the Investors’ Rights Agreement with JAB that provides them rights to certain Company information, which JAB must treat as confidential, including management’s monthly financial review reports, the consolidated financial results for each fiscal quarter, and other information as JAB may reasonably request from time to time. As a result of these rights and the representatives of JAB who serve on our Board of Directors, JAB has greater access to our management and earlier access to our financial results than our other investors. While JAB remains subject to applicable U.S. securities laws regarding the trading of our securities while in possession of material non-public information, it will nonetheless have a better view as to our business and financial condition than you for so long as its information rights continue under the Investors’ Rights Agreement.
If the ownership of our common stock continues to be highly concentrated, it may prevent shareholders from influencing significant corporate decisions and may result in conflicts of interest.
JAB beneficially owned approximately 45% of our common stock through its affiliate as of January 1, 2023. As a result, JAB can exercise significant influence over all matters requiring a shareholder vote, including: the election of directors; mergers, consolidations, and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our certificate of incorporation and our bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter, or prevent acts that would be favored by our other shareholders. The interests of JAB may not always coincide with our interests or the interests of our other shareholders. This concentration of ownership may also have the effect of delaying, preventing, or deterring a change in control of us. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of common stock as part of the sale of us and ultimately might affect the market price of our common stock. Also, JAB may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders. As a result, the market price of our common stock could decline or shareholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant shareholders.
The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.
JAB’s affiliate may have the ability to sell the shares of the Company’s common stock that they hold into the public markets in in accordance with the requirements of Rule 144. The sale by JAB’s affiliate of a substantial number of our shares, or a perception that such sales would occur, could significantly reduce the market price of our common stock. A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional common stock or other equity securities.
We may be unable to pay dividends on our common stock.
We intend to pay cash dividends on our common stock on a quarterly basis, subject to the discretion of our Board of Directors and our compliance with applicable law, and depending on our results of operations, capital requirements, financial condition, business prospects, contractual restrictions, restrictions imposed by applicable laws, and other factors that our Board of Directors deems relevant. Our ability to pay dividends may also be restricted by the terms of our existing debt agreements, or any future debt or preferred equity securities. Our dividend policy entails certain risks and limitations, particularly with respect to our liquidity. By paying cash dividends rather than investing that cash in our business or repaying any outstanding debt, we risk, among other things, slowing the expansion of our business, having insufficient cash to fund our operations or make capital expenditures, or limiting our ability to incur borrowings. Our Board of Directors will periodically review the cash generated from our business and the capital expenditures required to finance our growth plans and determine whether to modify the amount of regular dividends and/or declare any periodic special dividends. There can be no assurance that our Board of Directors will not adjust the amount or timing of regular cash dividends or cause us to cease paying dividends altogether.
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
We may incur additional indebtedness, guarantees, commitments, or other liabilities in the future. We may need to refinance all or a portion of our indebtedness on or before maturity. There is no assurance that we will be able to refinance any of our indebtedness on favorable terms, or at all. If our business does not generate sufficient cash flow from operations or if future debt or equity financings are not available to us on acceptable terms in amounts sufficient to pay our indebtedness or to fund other liquidity needs, our financial condition and results of operations may be adversely affected.
Additionally, in assessing our credit strength, credit rating agencies consider our capital structure and financial policies as well as our results of operations and financial position at the time. If our credit ratings were to be downgraded because of changes in our capital structure, changes in the credit rating agencies’ methodology in assessing our credit strength, the credit agencies’ perception of the impact of credit market conditions on our current or future results of operations and financial position, or for any other reason, our cost of borrowing could increase. Furthermore, a significant downgrade in our credit ratings could limit a financial institution's willingness to participate in our accounts payable program and reduce the attractiveness of the accounts payable program to participating suppliers who may sell payment obligations from us to financial institutions. In addition, a significant downgrade in our credit ratings may reduce flexibility of our business to engage in certain transactions, such as the execution and renewal of certain leases.
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
In the U.S., we operate four Doughnut Factories located in Indianapolis, Indiana, Monroe, Ohio, New York, New York, and Fort Lauderdale, Florida. Internationally, for our equity markets, we operate 14 Doughnut Factories. Each Doughnut Factory manufactures daily to provide finished products to shops and to support our DFD routes. The majority of our Doughnut Factories are leased.
Additionally, as of January 1, 2023, Krispy Kreme, Inc. had 1,021 Company-owned shops globally, a majority of which are leased. We also lease space in various locations globally for regional, district, and other administrative offices, training facilities, and storage.
Specific to the Branded Sweet Treat Line, we utilize two manufacturing, warehousing and distribution facilities, serving the U.S. and Canada segment. We utilize our leased Concord, North Carolina production facility for manufacturing. In addition, at the end of fiscal 2022, we began to transition manufacturing capacity of Branded Sweet Treat Line products to our mix plant in Winston-Salem, North Carolina (after exiting the co-manufacturer production facility located in Burlington, Iowa). After manufacturing, packaging, and palletizing our Branded Sweet Treat Line products, we transport the products to a third-party warehousing and distribution vendor. This vendor warehouses, consolidates, and provides direct shipments to our retail partners’ supply networks.
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
Shareholder Derivative Suit
On December 3, 2021, a shareholder of the Company brought a shareholder class and derivative action complaint against the members of the Company’s Board of Directors, the Company, JAB Holdings, and certain entities related to JAB Holdings (JAB Holdings and the related entities collectively, the “JAB Entities”). The plaintiff alleged that the members of the Company’s Board breached their fiduciary duty by allowing the JAB Entities to conduct a creeping takeover of the Company and that the JAB Entities aided and abetted those breaches. On October 31, 2022, the Company paid $0.2 million as its share of the full resolution of this matter, for which the related payment has been reflected in the accompanying Consolidated Financial Statements.
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
Holders
The approximate number of shareholders of record of our common stock as of February 17, 2023 was 217. This does not include persons whose stock is in nominee or “street name” accounts through brokers.
Dividend Policy
For the fiscal quarters ending April 3, 2022, July 3, 2022, October 2, 2022, and January 1, 2023, we paid quarterly cash dividends on our common stock of $0.035 per share, which were paid in May 2022, August 2022, November 2022, and February 2023, respectively. We expect to pay a dividend after the close of each quarter.
Any declaration and payment of future dividends to holders of our common stock will be at the sole discretion of our Board of Directors and will depend on many factors, including economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, including restrictive covenants contained in certain of our subsidiaries’ credit facilities, and such other factors as our Board of Directors may deem relevant. See “Risk Factors — Risks Relating to an Investment in Us – We may be unable to pay dividends on our common stock.”
Under Delaware law, dividends may be payable only out of surplus, which is calculated as our net assets less our liabilities and our capital, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.
Issuer Purchases of Equity Securities
Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, as amended, or through privately negotiated transactions. The timing, manner, price, and amount of repurchases will be determined at our discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. As of January 1, 2023, all outstanding shares remained available for repurchase under current authorizations.
Performance Graph
The following graph depicts the total return to shareholders from the IPO on July 1, 2021 through our fiscal year end date of January 1, 2023, relative to the performance of the Russell 2000 Index, the NASDAQ Composite Index and the Standard & Poor’s Consumer Discretionary Sector. All indices shown in the graph have been reset to a base of 100 as of July 1, 2021 and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

$120
$110
$100
$90
$80
$70
$60
$50
07/01/21
01/02/22
01/01/23
Krispy Kreme, Inc.
Russell 2000
NASDAQ Composite
S&P Consumer Discretionary

	July 1, 2021	January 2, 2022	January 1, 2023
Krispy Kreme, Inc.	$100.00	$111.29	$60.71
Russell 2000	100.00	96.39	75.61
NASDAQ Composite	100.00	107.73	72.07
S&P Consumer Discretionary	100.00	112.01	69.92
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This section of the Annual Report on Form 10-K generally discusses fiscal 2022 and fiscal 2021 items and year-to-year comparisons of fiscal 2022 to fiscal 2021. Discussions of fiscal 2020 items and year-to-year comparisons of fiscal 2021 and fiscal 2020 are not included in this Annual Report on Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 2, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. The words “believe,” “may,” “could,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Such forward-looking statements are based on certain assumptions and estimates that we consider reasonable but are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial conditions, business, prospects, growth strategy and liquidity. Accordingly, there are, or will be, important factors that could cause our actual results to differ materially from those indicated in these statements including, without limitation, those described under the heading “Risk Factors” in this Annual Report on Form 10-K. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results could differ materially from the forward-looking statements included herein. These forward-looking statements are made only as of the date of this document, and we do not undertake any obligation, other than as may be required by applicable law, to update or revise any forward-looking or cautionary statement to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise.
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
We operate and report financial information on a 52 or 53-week fiscal year ending on the Sunday closest to December 31. Fiscal year 2022 reflects our results of operations for the 52-week period ended January 1, 2023. Fiscal year 2021 reflects our results of operations for the 52-week period ended January 2, 2022.
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
The following table presents a summary of our financial results for the periods presented:

	Fiscal Years Ended
(in thousands, except percentages)	January 1, 2023 (52 weeks)	January 2, 2022 (52 weeks)	% Change
Total Net Revenues (1)	$1,529,898	$1,384,391	10.5%
Net Loss	(8,775)	(14,843)	40.9%
Adjusted Net Income (2)	56,975	66,723	-14.6%
Adjusted EBITDA (2)	190,729	187,945	1.5%
(1)We generated 12.1% and 12.5% organic revenue growth in fiscal 2022 and fiscal 2021, respectively.
(2)Refer to “Key Performance Indicators and Non-GAAP Measures” below for more information as to how we define and calculate Adjusted EBITDA and Adjusted Net Income and for a reconciliation of Adjusted EBITDA and Adjusted Net Income to net loss, the most comparable GAAP measure.

Significant Events and Transactions
Executing on our Transformation Strategy
We made strong progress on the execution of our omni-channel strategy in fiscal 2022, where we focus on being able to deliver fresh doughnuts and cookies to where our consumers are located. We continued to add quality Global Points of Access across our network as we convert markets into fully implemented Hub and Spoke models, including a net total of 1,410 new Global Points of Access in fiscal 2022 to surpass 11,800 Global Points of Access. The primary driver of the increased Points of Access during the year was the continued expansion of our low capital DFD network in alignment with our transformation strategy, as we added 1,273 DFD Doors globally, including 537 DFD Doors to the U.S. and Canada segment, 544 to the International segment, and 192 to the Market Development segment. As highlighted by the more developed model within the International segment, the capital-efficient Hub and Spoke distribution model increases accessibility to our consumers and drives higher profitability and increased margins. We expect DFD growth to continue to be one of our most significant drivers of earnings growth, through both increased door count and growth in average revenue per door per week (“APD”), which rose by 9.9% in the U.S. and Canada in fiscal 2022 compared to fiscal 2021.
The increase in Points of Access and the strong growth in APD in the U.S. and Canada allowed our trailing four quarters Sales per Hub to increase 15.0% from $4.0 million in fiscal 2021 to a record high $4.6 million in fiscal 2022. Our trailing four quarters International Sales per Hub also increased by 7.7% from $9.1 million to $9.8 million for the same periods. The increase in our Sales per Hub domestically and internationally led to 10.5% net revenue growth and 12.1% organic revenue growth in fiscal 2022. Our goal is to continue to grow our Sales per Hub over time, which we believe will drive higher margins and higher return on invested capital.
In addition to grocery and convenience stores, we have also begun to look strategically at additional DFD channels such as Quick Service Restaurant (“QSR”), club membership, and drug stores to further broaden availability of our doughnuts to consumers. At the beginning of the fourth quarter of fiscal 2022, we announced a partnership with McDonald’s on a small-scale test to offer doughnuts at McDonald’s restaurants in Louisville, Kentucky and the surrounding area, which began October 26, 2022. We have also recently begun small tests with Costco and Target. We continue to look for new ways to increase access to fresh doughnuts through our DFD network – a key element of our omni-channel strategy to attain more than 75,000 Global Points of Access.
During fiscal 2022, the macroeconomic environment has continued to be challenging with supply chain disruption, inflationary pressures in commodities and labor costs, and inflationary pressures on consumer demand. These effects have been felt most heavily by our KKUK business. To protect margins, we increased prices globally throughout the year. At the same time, we reduced the level of discounting beginning late in the third quarter of fiscal 2022, seeing a beneficial impact on adjusted EBITDA margins in the fourth quarter.
Additionally, during fiscal 2022, we continued to progress on portfolio optimization efforts for our legacy Krispy Kreme U.S. and Canada business, with a focus on our Hubs without Spokes and overall efficiencies. Some of this optimization includes converting shop types to better leverage labor costs and to better facilitate the expansion of DFD, reviewing the overall cost structure, and other actions. We believe this will enable us to focus even more on capital-efficient expansion in key strategic markets and to improve overall margins. As part of these efforts, we decided to exit additional Doughnut Shops in the U.S. during the second half of fiscal 2022. We will continue to assess the Krispy Kreme U.S. and Canada portfolio and business lines heading into fiscal 2023.

Increasing Our Global Presence
Another of our key strategic initiatives is to increase our global presence as we become the Most Loved Sweet Treat Brand in the World. We continue to grow the percentage of our revenues and Adjusted EBITDA generated outside the U.S. We expect to open in at least three new countries a year, with a key focus in Western Europe and select Asian and South American countries. We have signed new franchise agreements with plans to open Krispy Kreme-branded shops in Chile, Costa Rica, Switzerland, Ecuador, Jamaica, and Kazakhstan and we expect to have further announcements in fiscal 2023 as we grow our global business. In fiscal 2022, we also signed a new agreement for 33% equity ownership of Krispy Kreme development rights in France, with shop openings expected in the future.
Ecommerce, Brand, and Innovation
Ecommerce represented 18.0% of our Doughnut and Cookie Shop sales (excluding DFD) for fiscal 2022, up from less than 10% pre-COVID-19 pandemic and 17.2% for fiscal 2021. We are also expanding the delivery radius in several key markets around the world through partnerships with third-party aggregators.
Innovation is a significant driver of frequency as we create and introduce premium, fresh and buzz-worthy offerings to consumers across our Points of Access. High profile initiatives during the fourth quarter of fiscal 2022 included holiday and seasonal activations such as Halloween, Thanksgiving, and Christmas, among many others around the world.
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

The following table presents our Global Points of Access, by segment and type, as of the end of fiscal 2022, fiscal 2021, and fiscal 2020:

	Global Points of Access (1)
	Fiscal Years Ended
	January 1, 2023	January 2, 2022	January 3, 2021
U.S. and Canada: (2)
Hot Light Theater Shops	238	241	229
Fresh Shops	68	66	47
Cookie Shops	231	210	184
Carts, Food Trucks, and Other (3)	—	2	—
DFD Doors	5,741	5,204	4,137
Total	6,278	5,723	4,597
International:
Hot Light Theater Shops	37	32	28
Fresh Shops	388	370	359
Carts, Food Trucks, and Other (3)	14	1	—
DFD Doors	3,032	2,488	1,986
Total	3,471	2,891	2,373
Market Development: (4)
Hot Light Theater Shops.	111	109	119
Fresh Shops	867	782	732
Carts, Food Trucks, and Other (3)	27	31	30
DFD Doors	1,083	891	465
Total	2,088	1,813	1,346
Total Global Points of Access (as defined)	11,837	10,427	8,316
Total Hot Light Theater Shops	386	382	376
Total Fresh Shops	1,323	1,218	1,138
Total Cookie Shops	231	210	184
Total Shops	1,940	1,810	1,698
Total Carts, Food Trucks, and Other	41	34	30
Total DFD Doors	9,856	8,583	6,588
Total Global Points of Access (as defined)	11,837	10,427	8,316
(1)Excludes Branded Sweet Treat Line distribution points.
(2)Includes Points of Access that were acquired from franchisees in the U.S. and Canada. These Points of Access were previously included in the Market Development segment prior to the respective acquisition dates. See Note 2, Acquisitions, to the audited Consolidated Financial Statements for further information.
(3)Carts and Food Trucks are non-producing, mobile (typically on wheels) facilities without walls or a door where product is received from a Hot Light Theater Shop or Doughnut Factory. Other includes a vending machine. Points of Access in this category are primarily found in international locations, in airports, train stations, etc.
(4)Includes locations in Japan, which are Company-owned. All remaining Points of Access in the Market Development segment relate to our franchise business. As of January 1, 2023, there were five Hot Light Theater Shops, 54 Fresh Shops, and 166 DFD Doors in Japan operating. As of January 2, 2022, there were four Hot Light Theater Shops, 48 Fresh Shops, and 105 DFD Doors in Japan operating.

As of January 1, 2023, we had 11,837 Global Points of Access, with 1,940 Krispy Kreme and Insomnia Cookies-branded shops, 41 Carts and Food Trucks, and 9,856 DFD Doors. During fiscal 2022, we added a net 1,410 Global Points of Access, with a net 130 additional shops globally, including four Hot Light Theater Shops, 105 Fresh Shops, and 21 Insomnia Cookie Shops. Hot Light Theater Shop openings during the year included expansion in Staten Island, New York and Indianapolis, Indiana for the U.S. and Canada segment, Dublin, Ireland and Queretaro, Mexico for the International segment, and Amman, Jordan for the Market Development segment which represents our first franchise shop in Jordan. These additions were offset by the strategic exit of Hot Light Theater Shops in the U.S. discussed in “Significant Events and Transactions.” We plan to continue adding new locations and expanding our Ecommerce and delivery platform in order to extend the availability of our products.
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
The following table presents our Hubs, by segment and type, as of the end of fiscal 2022, fiscal 2021, and fiscal 2020, respectively:

	Hubs
	Fiscal Years Ended
	January 1, 2023	January 2, 2022	January 3, 2021
U.S. and Canada:
Hot Light Theater Shops (1)	232	238	226
Doughnut Factories	4	4	5
Total	236	242	231
Hubs with Spokes	137	126	113
Hubs without Spokes	99	116	118
International:
Hot Light Theater Shops (1)	28	25	27
Doughnut Factories	11	11	9
Total	39	36	36
Hubs with Spokes	39	36	36
Market Development:
Hot Light Theater Shops (1)	106	106	116
Doughnut Factories	27	27	26
Total	133	133	142
Total Hubs	408	411	409
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
Organic Revenue Growth
Organic revenue growth measures our revenue growth trends excluding the impact of acquisitions and foreign currency, and we believe it is useful for investors to understand the expansion of our global footprint through internal efforts. We define “organic revenue growth” as the growth in revenues, excluding (i) acquired shops owned by us for less than 12 months following their acquisition, (ii) the impact of foreign currency exchange rate changes, (iii) shop closures related to restructuring programs such as the shop portfolio optimization program initiated for Krispy Kreme U.S. and Canada during fiscal 2022, and (iv) the impact of revenues generated during the 53rd week for those fiscal years that have a 53rd week based on our fiscal calendar defined in the “Overview” section. See “Results of Operations” for our organic growth calculations for the periods presented.
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
The following tables present a reconciliation of net loss to Adjusted EBITDA and net loss to Adjusted Net Income for the periods presented:

	Fiscal Years Ended
(in thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Net loss	$(8,775)	$(14,843)	$(60,940)
Interest expense, net	34,102	32,622	34,741
Interest expense — related party (1)	—	10,387	22,468
Income tax expense	612	10,745	9,112
Depreciation and amortization expense	110,261	101,608	80,398
Share-based compensation	18,170	22,923	11,601
Employer payroll taxes related to share-based compensation	312	2,044	—
Other non-operating expense/(income), net (2)	3,036	2,191	(1,101)
New York City flagship Hot Light Theater Shop opening (3)	—	—	6,513
Strategic initiatives (4)	2,841	—	20,517
Acquisition and integration expenses (5)	2,333	5,255	12,679
New market penetration expenses (6)	1,511	—	—
Shop closure expenses (7)	19,465	2,766	6,269
Restructuring and severance expenses (8)	7,125	1,733	—
IPO-related expenses (9)	—	14,534	3,184
Gain on sale-leaseback	(6,549)	(8,673)	—
Other (10)	6,285	4,653	(7)
Adjusted EBITDA	$190,729	$187,945	$145,434

	Fiscal Years Ended
(in thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Net loss	$(8,775)	$(14,843)	$(60,940)
Interest expense — related party (1)	—	10,387	22,468
Share-based compensation	18,170	22,923	11,601
Employer payroll taxes related to share-based compensation	312	2,044	—
Other non-operating expense/(income), net (2)	3,036	2,191	(1,101)
New York City flagship Hot Light Theater Shop opening (3)	—	—	6,513
Strategic initiatives (4)	2,841	—	20,517
Acquisition and integration expenses (5)	2,333	5,255	12,679
New market penetration expenses (6)	1,511	—	—
Shop closure expenses (7)	19,715	2,766	6,269
Restructuring and severance expenses (8)	7,125	1,733	—
IPO-related expenses (9)	—	14,534	3,184
Gain on sale-leaseback	(6,549)	(8,673)	—
Other (10)	6,285	4,653	(7)
Amortization of acquisition related intangibles (11)	28,456	29,803	26,328
KKI Term Loan Facility interest and debt issuance costs (12)	—	2,448	—
Tax impact of adjustments (13)	(14,609)	(12,434)	(27,629)
Tax specific adjustments (14)	(2,876)	3,936	22,464
Adjusted net income	$56,975	$66,723	$42,346
(1)Consists of interest expense related to the Related Party Notes which were paid off in full during the second quarter of fiscal 2021.
(2)Primarily foreign translation gains and losses in each period.
(3)Consists of pre-opening costs related to our New York City flagship Hot Light Theater Shop opening, including shop design, rent, and additional consulting and training costs incurred and reflected in selling, general and administrative expenses.
(4)Fiscal 2022 consists mainly of equipment disposals, equipment relocation and installation, consulting and advisory fees, and other costs associated with our shift of Branded Sweet Treat Line manufacturing capability from Burlington, Iowa to Winston-Salem, North Carolina. Fiscal 2020 consists mainly of consulting and advisory fees, personnel transition costs, and network conversion and set-up costs related to the evolution of the Company’s legacy wholesale business in the U.S.
(5)Consists of acquisition and integration-related costs in connection with the Company’s business and franchise acquisitions, including legal, due diligence, consulting and advisory fees incurred in connection with acquisition-related activities for the applicable period.
(6)Consists of start-up costs associated with entry into new countries for which the Company’s brands have not previously operated, including the Insomnia Cookies brand entering Canada and the U.K.
(7)Includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment. Shop closure expenses included in Adjusted Net Income for fiscal 2022 are inclusive of accelerated depreciation related to replacing a point of sale system.
(8)Fiscal 2022 consists of costs associated with restructuring of the global and U.S. executive teams. Fiscal 2021 consists of severance and related benefits costs associated with the Company’s realignment of the Company Shop organizational structure to better support the DFD and Branded Sweet Treat Line businesses.
(9)Includes consulting and advisory fees incurred in connection with preparation for and execution of the Company’s IPO.
(10)Fiscal 2022 and fiscal 2021 consist primarily of legal expenses incurred outside the ordinary course of business on matters described in Note 14, Commitments and Contingencies, to the audited Consolidated Financial Statements, including the net settlement of approximately $3.3 million negotiated with TSW in fiscal 2022. Fiscal 2020 consists primarily of fixed asset and impairment expenses, net of a gain on the sale of land, as well as $1.2 million of management fees paid to JAB.
(11)Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the Consolidated Statements of Operations.
(12)Includes interest expense and debt issuance costs incurred and recognized as expenses in connection with the extinguishment of the KKI Term Loan Facility within four business days of receipt of the net proceeds from the IPO.
(13)Tax impact of adjustments calculated applying the applicable statutory rates. The Company’s adjusted effective tax rate is 24.1%, 22.4%, and 25.2% for each of the fiscal years 2022, 2021, and 2020, respectively. Fiscal 2022 includes the impact of disallowed executive compensation expense and a discrete tax benefit related to a legal accrual. Fiscal 2021 includes the impact of disallowed executive compensation expense incurred in connection with the IPO.
(14)Fiscal 2022 consists of the recognition of previously unrecognized tax benefits unrelated to ongoing operations, as well as benefits attributable to multiple tax years due to lapse of the statute of limitations. Fiscal 2022 also includes the effect of discrete adjustments to the Company’s deferred tax liabilities that are unrelated to the Company’s ongoing operations. Fiscal 2021 consists primarily of the effect of tax law changes on existing temporary differences. Fiscal 2020 includes a valuation allowance of $20.5 million associated with tax attributes primarily attributable to incremental costs removed from the calculation of Adjusted Net Income.
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
Sales per Hub was as follows for each of the periods below:

	Fiscal Years Ended
(in thousands, unless otherwise stated)	January 1, 2023 (52 weeks)	January 2, 2022 (52 weeks)	January 3, 2021 (53 weeks)
U.S. and Canada:
Revenues	$1,033,125	$928,413	$782,717
Non-Fresh Revenues (1)	(38,380)	(37,311)	(128,619)
Fresh Revenues from Insomnia Cookies and Hubs without Spokes (2)	(407,558)	(415,768)	(323,079)
Sales from Hubs with Spokes	587,187	475,334	331,019
Sales per Hub (millions)	4.6	4.0	3.5

International:
Sales from Hubs with Spokes (3)	$365,916	$332,995	$230,185
Sales per Hub (millions)	9.8	9.1	6.4
(1)Includes legacy wholesale business revenues and Branded Sweet Treat Line revenues.
(2)Includes Insomnia Cookies revenues and Fresh Revenues generated by Hubs without Spokes.
(3)Total International net revenues is equal to Fresh Revenues from Hubs with Spokes for that business segment.
In our International segment, where the Hub and Spoke model is most developed, Sales per Hub reached $9.8 million, up from $9.1 million in the fiscal year 2021, and also up from $6.4 million in the fiscal year 2020. International illustrates the benefits of leveraging our Hub and Spoke model in the most efficient way to grow the business, as shown by the International segment’s quick recovery from the impacts of the COVID-19 pandemic and growth in profit margins. In the U.S. and Canada, we reached Sales per Hub of $4.6 million, up from $4.0 million in the fiscal year 2021 and up from $3.5 million in the fiscal year 2020. U.S. and Canada growth was driven by our efforts to increase the number of DFD Doors served by our Hubs and to increase APD for the DFD Door portfolio, as the segment makes progress toward optimizing the model to look more like the International segment. As we further extend the Hub and Spoke model into existing and new markets around the world, we expect to see this measure continue to grow.

Results of Operations
The following comparisons are historical results and are not indicative of future results which could differ materially from the historical financial information presented.
Fiscal Year ended January 1, 2023 compared to the Fiscal Year ended January 2, 2022
The following table presents our audited consolidated results of operations for fiscal 2022 and fiscal 2021:

	Fiscal Years Ended
	January 1, 2023 (52 weeks)		January 2, 2022 (52 weeks)		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$1,497,882	97.9%	$1,353,466	97.8%	$144,416	10.7%
Royalties and other revenues	32,016	2.1%	30,925	2.2%	1,091	3.5%
Total net revenues	1,529,898	100.0%	1,384,391	100.0%	145,507	10.5%
Product and distribution costs	406,227	26.6%	354,093	25.6%	52,134	14.7%
Operating expenses	704,287	46.0%	630,239	45.5%	74,048	11.7%
Selling, general and administrative expense	223,198	14.6%	222,394	16.1%	804	0.4%
Marketing expenses	42,566	2.8%	39,489	2.9%	3,077	7.8%
Pre-opening costs	4,227	0.3%	5,568	0.4%	(1,341)	-24.1%
Other expenses/(income), net	10,157	0.7%	(10,102)	-0.7%	20,259	200.5%
Depreciation and amortization expense	110,261	7.2%	101,608	7.3%	8,653	8.5%
Operating income	28,975	1.9%	41,102	3.0%	(12,127)	-29.5%
Interest expense, net	34,102	2.2%	32,622	2.4%	1,480	4.5%
Interest expense – related party	—	—%	10,387	0.8%	(10,387)	-100.0%
Other non-operating expense, net	3,036	0.2%	2,191	0.2%	845	38.6%
Loss before income taxes	(8,163)	-0.5%	(4,098)	-0.3%	(4,065)	-99.2%
Income tax expense	612	—%	10,745	0.8%	(10,133)	-94.3%
Net loss	(8,775)	-0.6%	(14,843)	-1.1%	6,068	40.9%
Net income attributable to noncontrolling interest	6,847	0.4%	9,663	0.7%	(2,816)	-29.1%
Net loss attributable to Krispy Kreme, Inc.	$(15,622)	-1.0%	$(24,506)	-1.8%	$8,884	36.3%
Product sales: Product sales increased $144.4 million, or 10.7%, from fiscal 2021 to fiscal 2022. Approximately $20.3 million of the increase in product sales was attributable to shops acquired from franchisees. However, product sales growth was partially offset by $37.3 million attributable to foreign currencies weakening against the U.S. dollar.
Royalties and other revenues: Royalties and other revenues increased $1.1 million, or 3.5%, from fiscal 2021 to fiscal 2022, reflecting the impact of franchise expansions into new markets such as Egypt and Jordan, partially offset by the impact of franchise acquisitions including U.S. franchisees during fiscal 2021 and the third quarter of fiscal 2022, and KK Canada during the fourth quarter of fiscal 2021.

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the periods indicated:

(in thousands, except percentages)	U.S. and Canada	International	Market Development	Total Company
Total net revenues in fiscal 2022 (52 weeks)	$1,033,125	$365,916	$130,857	$1,529,898
Total net revenues in fiscal 2021 (52 weeks)	928,413	332,995	122,983	1,384,391
Total Net Revenue Growth	104,712	32,921	7,874	145,507
Total Net Revenue Growth %	11.3%	9.9%	6.4%	10.5%
Less: Impact of shop optimization program closures	(1,374)	—	—	(1,374)
Adjusted net revenues in fiscal 2021	927,039	332,995	122,983	1,383,017
Adjusted Net Revenue Growth	106,086	32,921	7,874	146,881
Impact of acquisitions	(24,391)	—	6,899	(17,492)
Impact of foreign currency translation	2,299	26,052	8,991	37,342
Organic Revenue Growth	$83,994	$58,973	$23,764	$166,731
Organic Revenue Growth %	9.1%	17.7%	19.3%	12.1%
Total net revenue growth of $145.5 million, or approximately 10.5%, and organic revenue growth of $166.7 million, or approximately 12.1%, was driven by the continued and successful execution of our growth strategy and transformation deploying our omni-channel approach globally. We have continued to increase availability through new Global Points of Access, particularly the expansion of Spokes, including DFD Doors, for existing Hubs with Spokes during fiscal 2022.
U.S. and Canada segment growth was driven by a combination of continued execution of our omni-channel strategy as well as franchise acquisitions (17 shops in the first quarter of fiscal 2021, ten shops in the fourth quarter of fiscal 2021, and six shops in the third quarter of fiscal 2022). U.S. and Canada net revenue grew $104.7 million, or approximately 11.3% from fiscal 2021 to fiscal 2022 while organic revenue grew $84.0 million, or approximately 9.1%, from fiscal 2021 to fiscal 2022. Organic growth was driven by significant expansion of the low capital DFD business, with DFD Doors increasing by 537 and APD up 9.9% compared to fiscal 2021. Organic growth was aided by an increase of 21 Insomnia Cookies shops during fiscal 2022, increased leverage of Ecommerce and delivery channels, and successful LTOs. Our organic growth has also been supplemented by effective pricing increases taken in the second half of fiscal 2021 and again during the second half of fiscal 2022, leading to significant increase in the average transaction size, but offset some by transaction declines.
Our International segment net revenue grew $32.9 million, or approximately 9.9%, from fiscal 2021 to fiscal 2022, in spite of foreign currency translation impacts of $26.1 million from a strengthening U.S. dollar. International organic revenue grew $59.0 million or approximately 17.7%, from fiscal 2021 to fiscal 2022. Organic growth for the period was driven by successful LTOs, effective pricing increases, and an increased leverage of DFD channels, with DFD Doors increasing by 544 compared to fiscal 2021. Growth was strong in Mexico, Australia, and New Zealand, and we still saw double-digit organic growth in the U.K. and Ireland despite inflationary pressures contributing to a decline in consumer traffic in our shops.
Our Market Development segment net revenue grew $7.9 million, or approximately 6.4%, from fiscal 2021 to fiscal 2022, in spite of the impacts of franchise acquisitions such as KK Canada and certain foreign currencies devaluing against the U.S. dollar. When adjusted for the impacts of acquisitions and foreign currency, Market Development organic revenue grew $23.8 million, or approximately 19.3%, from fiscal 2021 to fiscal 2022, driven by focused growth in Japan and international franchise markets, including benefits from DFD expansion.
Product and distribution costs (exclusive of depreciation and amortization): Product and distribution costs increased $52.1 million, or 14.7%, from fiscal 2021 to fiscal 2022, largely in line with and attributable to the same factors as our revenue growth. Product and distribution costs as a percentage of revenue increased by approximately 100 basis points from 25.6% in fiscal 2021 to 26.6% in fiscal 2022. This increase was primarily driven by inflationary pressures on commodities and logistics costs in fiscal 2022, as well as increased promotional activity in the U.S. and Canada such as the “Beat the Pump” promotion. We significantly reduced the level of discounting for Krispy Kreme U.S. and Canada towards the end of the third quarter of fiscal 2022, which led to a reduction of product and distribution costs as a percentage of revenue in the fourth quarter.
Operating expenses: Operating expenses increased $74.0 million, or 11.7%, from fiscal 2021 to fiscal 2022, driven mainly by labor cost inflation and investments to support growth. Operating expenses as a percentage of revenue increased approximately 50 basis points, from 45.5% in fiscal 2021 to 46.0% in fiscal 2022 with decreased performance for Hubs without Spokes for

Krispy Kreme U.S. and Canada coupled with transaction volume declines for KKUK. This has been partially offset by efficiency benefits from DFD expansion as we execute our Hub and Spoke transformation.
Selling, general and administrative expense: Selling, general and administrative (“SG&A”) expenses increased $0.8 million, or 0.4%, from fiscal 2021 to fiscal 2022. As a percentage of revenue, SG&A decreased by approximately 150 basis points, from 16.1% in fiscal 2021 to 14.6% in fiscal 2022, primarily due to a decrease in advisory service fees as we completed our IPO in fiscal 2021. The decrease was also due to lower share-based compensation expenses, as well as economies of scale from our top-line revenue growth.
Other expenses/(income), net: Other expenses, net of $10.2 million in fiscal 2022 were primarily driven by impairment and lease termination costs, net of gains from sale-leaseback transactions described in Note 8, Leases, to the audited Consolidated Financial Statements. As part of our omni-channel transformation, we initiated portfolio optimization efforts for Krispy Kreme U.S. and Canada during fiscal 2022, which included deciding to exit certain lower margin shops in the U.S. Other income, net of $10.1 million in fiscal 2021 was primarily driven by a gain on a sale-leaseback transaction, as well as $3.5 million related to one-time COVID-19 related business interruption insurance proceeds for KKUK.
Depreciation and amortization expense: Depreciation and amortization expense increased $8.7 million, or 8.5%, from fiscal 2021 to fiscal 2022, primarily driven by increased assets placed into service to support the Hub and Spoke model evolution.
Interest expense – related party: Interest expense with related parties decreased $10.4 million, or 100.0%, from fiscal 2021 to fiscal 2022, driven by paying off our Related Party Notes in full with KK GP during the second quarter of fiscal 2021.
Income tax expense: Income tax expense decreased $10.1 million, or 94.3%, from fiscal 2021 to fiscal 2022. During fiscal 2022, income tax expense was driven by the mix of income between the U.S. and foreign jurisdictions, disallowed executive compensation expense, and the recognition of previously unrecognized tax benefits. During fiscal 2021, income tax expense was significantly impacted by disallowed executive compensation expense incurred in connection with the IPO, tax law changes, and the mix of pre-tax earnings between different jurisdictions.
Net income attributable to noncontrolling interest: Net income attributable to noncontrolling interest decreased $2.8 million, or 29.1%, from fiscal 2021 to fiscal 2022, driven by less earnings allocated to certain consolidated subsidiaries, particularly WKS Krispy Kreme and Awesome Doughnut.
Results of Operations by Segment – Fiscal Year ended January 1, 2023 compared to the Fiscal Year ended January 2, 2022
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Fiscal Years Ended		Change
(in thousands, except percentages)	January 1, 2023 (52 weeks)	January 2, 2022 (52 weeks)	$	%
Adjusted EBITDA
U.S. and Canada	$118,483	$107,571	$10,912	10.1%
International	75,512	81,422	(5,910)	-7.3%
Market Development	44,421	40,824	3,597	8.8%
Corporate	(47,687)	(41,872)	(5,815)	-13.9%
Total Adjusted EBITDA (1)	$190,729	$187,945	$2,784	1.5%
(1)Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net loss.
U.S. and Canada Adjusted EBITDA increased $10.9 million, or 10.1%, from fiscal 2021 to fiscal 2022, primarily driven by the revenue growth of 11.3%. Our strategic expansion of the DFD business as part of the Hub and Spoke transformation contributed to this growth with 555 added Points of Access during fiscal 2022. Adjusted EBITDA margin for fiscal 2022 was 11.5% which was essentially flat with margin for fiscal 2021, driven by cost increases in labor and commodities and underperformance in our Hubs without Spokes, partially offset by the positive impacts from an increase in our Points of Access in our Hubs with Spokes and effective pricing increases in the second half of fiscal 2021 and the second half of fiscal 2022. Additionally, we believe the legacy U.S. and Canada optimization efforts discussed in “Significant Events and Transactions” above will yield improvement to margins in fiscal 2023 and 2024.

International Adjusted EBITDA decreased $5.9 million, or 7.3%, with margin decline of approximately 390 basis points to 20.6% from fiscal 2021 to fiscal 2022, due primarily to an increase in labor and commodity costs compared to timing of price increases, adverse foreign currency translation impacts, as well as a challenging consumer environment in the U.K. Adjusted EBITDA in fiscal 2021 was also impacted positively by $3.5 million business interruption insurance proceeds related to COVID-19 in the U.K. Despite these factors, we have seen positive impacts on Adjusted EBITDA margin from Points of Access expansion and efficiencies from our Hub and Spoke model evolution.
Market Development Adjusted EBITDA increased $3.6 million, or 8.8%, from fiscal 2021 to fiscal 2022 driven by top-line growth of our international franchise markets and Japan. This growth more than offset the impact of acquisitions and foreign currency translation.
Corporate expenses within Adjusted EBITDA increased $5.8 million, or 13.9% from fiscal 2021 to fiscal 2022, primarily driven by an increase in costs associated with our operation as a public company. Corporate expenses within Adjusted EBITDA as a percentage of revenue remained essentially flat from fiscal 2021 to fiscal 2022.
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
Our future obligations primarily consist of our debt and lease obligations, as well as commitments under ingredient and other forward purchase contracts. As of January 1, 2023, we had the following future obligations:
•An aggregate principal amount of $748.8 million outstanding under the 2019 Facility;
•Non-cancellable future minimum operating lease payments totaling $680.8 million;
•Non-cancellable future minimum finance lease payments totaling $47.1 million; and
•Purchase commitments under ingredient and other forward purchase contracts of $118.5 million.
Refer to Note 7, Long-Term Debt, Note 8, Leases, and Note 14, Commitments and Contingencies, to the audited Consolidated Financial Statements for more information.
We had cash and cash equivalents of $35.4 million and $38.6 million as of January 1, 2023 and January 2, 2022, respectively. We believe that our existing cash and cash equivalents and debt facilities will be sufficient to fund our operating and capital needs for at least the next twelve months. In fiscal 2023, we expect to use our available cash to support and invest in the growth of our core businesses, including investing in new ways to serve our consumers and support our shop partners, increasing our omni-channel presence as we increase the expansion of DFD Doors in priority areas, as well as investing in new shop openings and new market penetration within the U.S. and internationally. Total capital expenditures for fiscal 2023 are expected to be in the range of $105 million to $115 million, with our focus on deploying the capital-efficient Hub and Spoke model to reduce capital expenditures as a percentage of revenues. We also expect to continue to reduce leverage by repaying debt, as well as to continue to return cash to shareholders through common stock cash dividend payments.
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
As discussed in Note 7, Long-Term Debt to the audited Consolidated Financial Statements, our 2019 Facility is scheduled to mature on June 13, 2024. We expect to refinance with our lenders prior to the maturity date and are in process of determining the terms of any refinancing. We do not expect any cash flows associated with our 2019 Facility and its potential refinancing to inhibit our expected use of cash for operations and investments discussed above.
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

	Fiscal Years Ended
(in thousands)	January 1, 2023 (52 weeks)	January 2, 2022 (52 weeks)
Net cash provided by operating activities	$139,818	$141,224
Net cash used for investing activities	(121,474)	(153,407)
Net cash (used for)/provided by financing activities	(16,838)	16,096
Cash Flows Provided by Operating Activities
Cash provided by operations totaled $139.8 million for fiscal 2022, a decrease of $1.4 million compared with fiscal 2021. Cash provided by operations decreased primarily due to working capital management, with declines due to an increase in accounts receivable and inventories, which were partially offset by $8.5 million received in fiscal 2022 related to novation of our interest rate swap derivatives.
We have undertaken broad efforts to improve our working capital position and cash generation, in part by negotiating longer payment terms with vendors. We have an agreement with a third-party administrator which allows participating vendors to track our payments, and if voluntarily elected by the vendor, to sell payment obligations from us to financial institutions (the SCF Program). Our typical payment terms for trade payables range to 180 days outside of the SCF Program, depending on the type of vendors and the nature of the supplies or services. For vendors under the SCF Program, we have established payable terms ranging up to, but not exceeding, 360 days. When participating vendors elect to sell one or more of our payment obligations, our rights and obligations to settle the payables on their contractual due date are not impacted. We have no economic or commercial interest in a vendor’s decision to enter into these agreements and the financial institutions do not provide us with incentives such as rebates or profit sharing under the SCF Program. We agree on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and as the terms are not impacted by the SCF Program, such obligations are classified as trade payables. Our increased use of the SCF Program has continued through the end of fiscal 2022.
Cash Flows Used for Investing Activities
Cash used for investing activities totaled $121.5 million for fiscal 2022, a decrease in investment of $31.9 million compared with fiscal 2021. The decrease is primarily due to a reduction of cash spent on acquisitions of shops and franchise rights, as well lower property and equipment purchases aided by capital-light DFD expansion.
Cash Flows (Used for)/Provided by Financing Activities
Cash used for financing activities totaled $16.8 million for fiscal 2022, a reduction in financing of $32.9 million compared with fiscal 2021. The reduction in financing was primarily due to decreasing our reliance on equity financing in fiscal 2022 compared to fiscal 2021 (when we completed our IPO), in addition to our payment of $12.5 million of issuance costs in connection with the IPO during the first quarter of fiscal 2022.
The reductions in financing were partially offset by $8.3 million change in cash flows related to structured payables programs (net payments on structured payables of $12.4 million in fiscal 2022 compared to net payments on structured payables of $20.8 million in fiscal 2021). We utilize various card products issued by financial institutions to facilitate purchases of goods and services. By using these products, we may receive differing levels of rebates based on timing of repayment. The payment obligations under these card products are classified as structured payables on our Consolidated Balance Sheets and the associated cash flows are included in the financing section of our Consolidated Statements of Cash Flows.

Debt
Our long-term debt obligations consist of the following:

(in thousands)	January 1, 2023	January 2, 2022
2019 Facility - term loan	$586,250	$621,250
2019 Facility - revolving credit facility	162,500	75,000
Less: Debt issuance costs	(2,247)	(3,833)
Financing obligations	32,583	24,473
Total long-term debt	779,086	716,890
Less: Current portion of long-term debt	(40,034)	(36,583)
Long-term debt, less current portion	$739,052	$680,307
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
Under the terms of the 2019 Facility, we are subject to a requirement to maintain a Total Net Leverage Ratio of less than 5.25 to 1.00 as of January 1, 2023, which reduces to 5.00 to 1.00 by April 2, 2023. The Total Net Leverage Ratio under the 2019 Facility is defined as the ratio of (a) Total Indebtedness (as defined in the 2019 Facility, which includes all debt and finance lease obligations) minus unrestricted cash and cash equivalents to (b) a defined calculation of Adjusted EBITDA (“2019 Facility Adjusted EBITDA”) for the most recently ended Test Period (as defined in the 2019 Facility). The 2019 Facility Adjusted EBITDA for purposes of these restrictive covenants includes incremental adjustments beyond those included in our Adjusted EBITDA non-GAAP measure. Specifically, the 2019 Facility Adjusted EBITDA definition includes pro forma impact of EBITDA to be received from new shop openings and acquisitions for periods not yet in operation, certain acquisition related synergies and cost optimization activities and incremental add-backs for pre-opening costs and for COVID-19 expenses and lost profits. Our Total Net Leverage Ratio was 3.41 to 1.00 as of the end of fiscal 2022 compared to 2.99 to 1.00 as of the end of fiscal 2021.
We were in compliance with the financial and other covenants related to the 2019 Facility as of January 1, 2023 and as of the date of this filing of our Annual Report on Form 10-K, and expect to remain in compliance over the next 12 months. If we are unable to meet the 2019 Facility financial or other covenants in future periods, it may negatively impact our liquidity by limiting our ability to draw on the revolving credit facility, could result in the lenders accelerating the maturity of such indebtedness and foreclosing upon the collateral pledged thereunder, and could require the replacement of the 2019 Facility with new sources of financing which there is no guaranty we could secure. For additional information, refer to Note 7, Long-Term Debt, to the audited Consolidated Financial Statements.
Related Party Notes
We were previously party to a senior unsecured note agreement with KK GP for an aggregate principal amount of $283.1 million. In April 2019, we entered into an additional unsecured note with KK GP for $54.0 million (such notes together, the “Related Party Notes”). The Related Party Notes were paid off in full during the second quarter of fiscal 2021. The interest expense for the fiscal years ended January 2, 2022 and January 3, 2021 was $10.4 million and $22.5 million, respectively. No interest expense was recorded for the fiscal year ended January 1, 2023. See Note 15, Related Party Transactions, to the audited Consolidated Financial Statements for more information.

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
Self-Insurance Risks and Receivables from Insurers
We are subject to workers’ compensation, vehicle and general liability claims and are self-insured for a significant portion of our workers’ compensation, vehicle and general liability claims up to the amount of stop-loss insurance coverage purchased from commercial insurance carriers. We maintain accruals for the estimated cost of claims, without regard to the effects of stop-loss coverage, using actuarial methods which evaluate known open and incurred but not reported claims and consider historical loss development experience. In addition, we record receivables from the insurance carriers for claims amounts estimated to be recovered under the stop-loss insurance policies when these amounts are estimable and probable of collection. We estimate such stop-loss receivables using the same actuarial methods used to establish the related claims accruals and taking into account the amount of risk transferred to the carriers under the stop-loss policies. The stop-loss policies provide coverage for claims in excess of retained self-insurance risks, which are determined on a claim-by-claim basis. As of January 1, 2023 and January 2, 2022, the Company had approximately $17.7 million and $14.7 million, respectively, reserved for such programs. Inclusive of the receivables from the stop-loss insurance policies, the Company’s limited liability balance was $8.4 million and $7.5 million as of January 1, 2023 and January 2, 2022, respectively.
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
Income Taxes
Our provision for income taxes, deferred tax assets and liabilities including valuation allowance requires the use of estimates based on our management’s interpretation and application of complex tax laws and accounting guidance. We are primarily subject to income taxes in the U.S. We establish reserves for uncertain tax positions for material, known tax exposures in accordance with ASC 740, Income Taxes relating to deductions, transactions and other matters involving some uncertainty as to the measurement and recognition of the item. We may adjust these reserves when our judgment changes as a result of the evaluation of new information not previously available and will be reflected in the period in which the new information is available. While we believe that our reserves are adequate, issues raised by a tax authority may be resolved at an amount different than the related reserve and could materially increase or decrease our income tax provision in future periods.
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
When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for an individual reporting unit is influenced by a number of factors, inclusive of the carrying value of the reporting unit’s goodwill, the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition. If we perform a quantitative assessment of an individual reporting unit’s goodwill, our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment when estimating future cash flows and asset fair values, including projected revenue growth and operating expenses related to existing businesses, product innovation and new shop concepts, as well as utilizing valuation multiples of similar publicly traded companies and selecting an appropriate discount rate. Estimates of revenue growth and operating expenses are based on internal projections considering the reporting unit’s past performance and forecasted growth, strategic initiatives, local market economics, and the local business environment impacting the reporting unit’s performance. The discount rate is selected based on the estimated cost of capital for a market participant to operate the reporting unit in the region. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approaches are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies, including retail initiatives and international expansion.
For the fiscal years 2022, 2021 and 2020, there were no goodwill impairment charges. We continue to believe the fair value of each of our reporting units is significantly in excess of its carrying value, and absent a sustained multi-year global decline in our business in key markets such as the U.S. and Canada, we do not anticipate incurring significant goodwill impairment in the next 12 months.
Other intangible assets, net primarily represent the trade names for our brands, franchise agreements (domestic and international), reacquired franchise rights, and customer relationships. The trade names have been assigned an indefinite useful life and are reviewed annually for impairment. The fair value calculation for the trade names includes estimates of revenue growth, which are based on past performance and internal projections for the intangible asset group’s forecasted growth and royalty rates, which are adjusted for our particular facts and circumstances. The discount rate is selected based on the estimated cost of capital that reflects the risk profile of the related business. These estimates are highly subjective, and our ability to achieve the forecasted cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies, including retail initiatives and international expansion. All other intangible assets are amortized on a straight-line basis over their estimated useful lives. Definite-lived intangible assets are assessed for impairment whenever triggering events or indicators of potential impairment occur. We did not have any impairment charges of indefinite-lived intangible assets during any of the periods presented, and we do not anticipate incurring significant impairment charges in the next 12 months.

New Accounting Pronouncements
Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, to the audited Consolidated Financial Statements for a detailed description of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Effects of Changing Prices – Inflation
We are exposed to the effects of commodity price fluctuations in the cost of ingredients of our products, of which flour, sugar and shortening are the most significant. Throughout fiscal 2022 we have experienced headwinds from commodity inflation globally. We have undertaken efforts to effectively manage inflationary cost increases through rapid inventory turnover and reduced inventory waste, increased focus on resiliency of our supply chains, and an ability to adjust pricing of our products. Additionally, from time to time we may enter into forward contracts for supply through our vendors for raw materials that are ingredients of our products or that are components of such ingredients, including wheat and soybean oil.
We are also exposed to the effects of commodity price fluctuations in the cost of gasoline used by our delivery vehicles. To mitigate the risk of fluctuations in the price of our gasoline purchases, we may directly purchase commodity futures contracts.
Interest Rate Risk
We are exposed to changes in interest rates on any borrowings under our debt facilities, which bear interest based on the one-month LIBOR (with a floor of zero). Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in LIBOR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps on $505.0 million notional of our $748.8 million of outstanding debt as of January 1, 2023, which we account for as cash flow hedges. Based on the $243.8 million of unhedged outstanding as of January 1, 2023, a 100 basis point increase or decrease in the one-month LIBOR would result in a $2.4 million increase or decrease, respectively, in interest expense for a 12-month period, based on the daily average of the one-month LIBOR for the fiscal year ended January 1, 2023.
The Financial Conduct Authority in the U.K. intends to phase out LIBOR by the end of 2023. We have negotiated terms in consideration of this discontinuation and do not expect that the discontinuation of the LIBOR rate, including any legal or regulatory changes made in response to its future phase out, will have a material impact on our liquidity or results of operations.
Foreign Currency Risk
We are exposed to foreign currency translation risk on the operations of our subsidiaries that have functional currencies other than the U.S. dollar, whose revenues accounted for approximately 28% of our total net revenues through the fiscal year ended January 1, 2023. A substantial majority of these revenues, or approximately $435.7 million through the fiscal year ended January 1, 2023, were attributable to subsidiaries whose functional currencies are the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen. A 10% increase or decrease in the average fiscal 2022 exchange rate of the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen against the U.S. dollar would have resulted in a decrease or increase of approximately $43.6 million in our total net revenues through the fiscal year ended January 1, 2023.
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

Item 8. Financial Statements and Supplementary Data
Krispy Kreme, Inc.

Report of Independent Registered Accounting Firm

Board of Directors and Shareholders
Krispy Kreme, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Krispy Kreme, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 1, 2023 and January 2, 2022, the related consolidated statements of operations, comprehensive (loss)/income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 1, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2023 and January 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.) (“PCAOB”), the Company’s internal control over financial reporting as of January 1, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 2, 2023 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.
/s/GRANT THORNTON LLP
We have served as the Company’s auditor since 2017.
Denver, Colorado
March 2, 2023

Report of Independent Registered Accounting Firm

Board of Directors and Shareholders
Krispy Kreme, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Krispy Kreme, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 1, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 1, 2023, and our report dated March 2, 2023 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/GRANT THORNTON LLP
Denver, Colorado
March 2, 2023

Krispy Kreme, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Fiscal Years Ended
	January 1, 2023 (52 weeks)	January 2, 2022 (52 weeks)	January 3, 2021 (53 weeks)
Net revenues
Product sales	$1,497,882	$1,353,466	$1,085,110
Royalties and other revenues	32,016	30,925	36,926
Total net revenues	1,529,898	1,384,391	1,122,036
Product and distribution costs	406,227	354,093	310,909
Operating expenses	704,287	630,239	488,061
Selling, general and administrative expense	223,198	222,394	182,317
Marketing expenses	42,566	39,489	34,000
Pre-opening costs	4,227	5,568	11,583
Other expenses/(income), net	10,157	(10,102)	10,488
Depreciation and amortization expense	110,261	101,608	80,398
Operating income	28,975	41,102	4,280
Interest expense, net	34,102	32,622	34,741
Interest expense – related party	—	10,387	22,468
Other non-operating expense/(income), net	3,036	2,191	(1,101)
Loss before income taxes	(8,163)	(4,098)	(51,828)
Income tax expense	612	10,745	9,112
Net loss	(8,775)	(14,843)	(60,940)
Net income attributable to noncontrolling interest	6,847	9,663	3,361
Net loss attributable to Krispy Kreme, Inc.	$(15,622)	$(24,506)	$(64,301)
Net loss per share:
Common stock - Basic	$(0.10)	$(0.18)	$(0.52)
Common stock - Diluted	$(0.10)	$(0.18)	$(0.52)
Weighted average shares outstanding:
Basic	167,471	147,655	124,987
Diluted	167,471	147,655	124,987
See accompanying notes to Consolidated Financial Statements.

Krispy Kreme, Inc.
Consolidated Statements of Comprehensive (Loss)/Income
(in thousands)

	Fiscal Years Ended
	January 1, 2023 (52 weeks)	January 2, 2022 (52 weeks)	January 3, 2021 (53 weeks)
Net loss	$(8,775)	$(14,843)	$(60,940)
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(33,637)	(14,955)	19,426
Unrealized income/(loss) on cash flow hedges, net of income taxes (1)	25,251	13,609	(14,430)
Unrealized income/(loss) on employee benefit plans	70	(338)	(106)
Total other comprehensive (loss)/income	(8,316)	(1,684)	4,890
Comprehensive loss	(17,091)	(16,527)	(56,050)
Net income attributable to noncontrolling interest	6,847	9,663	3,361
Foreign currency translation adjustment attributable to noncontrolling interest	(1,642)	(414)	547
Total comprehensive income attributable to noncontrolling interest	5,205	9,249	3,908
Comprehensive loss attributable to Krispy Kreme, Inc.	$(22,296)	$(25,776)	$(59,958)
(1)Net of income tax (expense)/benefit of ($8.4 million), ($4.5 million), and $4.8 million for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.
See accompanying notes to Consolidated Financial Statements.

Krispy Kreme, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	January 1, 2023	January 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$35,371	$38,562
Restricted cash	359	630
Accounts receivable, net	51,089	47,491
Inventories	46,239	34,851
Taxes receivable	18,263	14,662
Prepaid expense and other current assets	26,953	20,701
Total current assets	178,274	156,897
Property and equipment, net	472,358	438,918
Goodwill	1,087,908	1,105,322
Other intangible assets, net	966,088	992,520
Operating lease right of use asset, net	417,381	435,168
Other assets	26,528	16,429
Total assets	$3,148,537	$3,145,254
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$40,034	$36,583
Current operating lease liabilities	43,160	50,359
Accounts payable	225,276	182,104
Accrued liabilities	104,424	140,750
Structured payables	103,575	116,361
Total current liabilities	516,469	526,157
Long-term debt, less current portion	739,052	680,307
Noncurrent operating lease liabilities	412,759	415,208
Deferred income taxes, net	143,124	145,418
Other long-term obligations and deferred credits	38,258	42,509
Total liabilities	1,849,662	1,809,599
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 300,000 shares authorized as of both January 1, 2023 and January 2, 2022; 168,137 and 167,251 shares issued and outstanding as of January 1, 2023 and January 2, 2022, respectively	1,681	1,673
Additional paid-in capital	1,426,105	1,415,185
Shareholder note receivable	(4,813)	(4,382)
Accumulated other comprehensive loss, net of income tax	(9,151)	(2,478)
Retained deficit	(217,490)	(178,409)
Total shareholders’ equity attributable to Krispy Kreme, Inc.	1,196,332	1,231,589
Noncontrolling interest	102,543	104,066
Total shareholders’ equity	1,298,875	1,335,655
Total liabilities and shareholders’ equity	$3,148,537	$3,145,254
See accompanying notes to Consolidated Financial Statements.

Krispy Kreme, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive (Loss)/Income
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized (Loss)/Income on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans	Retained Deficit	Noncontrolling Interest	Total
Balance at December 29, 2019	124,987	$1,250	$834,233	$(17,232)	$4,629	$(10,180)	$—	$(77,880)	$148,597	$883,417
Net (loss)/income for the fiscal year ended January 3, 2021	—	—	—	—	—	—	—	(64,301)	3,361	(60,940)
Other comprehensive income/(loss) for the fiscal year ended January 3, 2021 before reclassifications	—	—	—	—	18,879	(22,063)	(106)	—	547	(2,743)
Reclassification from AOCI	—	—	—	—	—	7,633	—	—	—	7,633
Share-based compensation	—	—	11,601	—	—	—	—	—	—	11,601
Purchase of shares by noncontrolling interest	—	—	—	(1,467)	—	—	—	—	22,853	21,386
Distribution to shareholders	—	—	(39)	—	—	—	—	(3)	—	(42)
Distribution to noncontrolling interest	—	—	—	294	—	—	—	—	(11,683)	(11,389)
Other	—	—	(296)	(255)	—	—	—	(13)	—	(564)
Balance at January 3, 2021	124,987	$1,250	$845,499	$(18,660)	$23,508	$(24,610)	$(106)	$(142,197)	$163,675	$848,359
Net (loss)/income for the fiscal year ended January 2, 2022	—	—	—	—	—	—	—	(24,506)	9,663	(14,843)
Other comprehensive (loss)/income for the fiscal year ended January 2, 2022 before reclassifications	—	—	—	—	(14,541)	3,318	(338)	—	(414)	(11,975)
Reclassification from AOCI	—	—	—	—	—	10,291	—	—	—	10,291
Capital contribution from shareholders, net of loans issued	6,997	70	120,845	(383)	—	—	—	—	—	120,532
Share-based compensation	—	—	22,923	—	—		—	—	—	22,923
Purchase of shares by noncontrolling interest	—	—	—	14,427	—	—	—	—	38,976	53,403
Noncontrolling interest of acquired entity	—	—	—	—	—	—	—	—	9,822	9,822
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(11,705)	—	(11,705)
Distribution to shareholders	—	—	(42,334)	—	—	—	—	—	—	(42,334)
Distribution to noncontrolling interest	—	—	(13,413)	363	—	—	—	—	(10,304)	(23,354)
Conversion of noncontrolling interest to additional paid-in capital in connection with the Merger	9,371	93	107,258	—	—	—	—	—	(107,351)	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	32,912	329	514,542	—	—	—	—	—	—	514,871
Issuance of common stock upon settlement of RSUs, net of shares withheld	1,423	15	(17,184)	—	—	—	—	—	—	(17,169)
Repurchase of common stock	(8,439)	(84)	(122,922)	—	—	—	—	—	—	(123,006)
Other	—	—	(29)	(129)	—	—	—	(1)	(1)	(160)
Balance at January 2, 2022	167,251	$1,673	$1,415,185	$(4,382)	$8,967	$(11,001)	$(444)	$(178,409)	$104,066	$1,335,655
Net (loss)/income for the fiscal year ended January 1, 2023	—	—	—	—	—	—	—	(15,622)	6,847	(8,775)
Other comprehensive (loss)/income for the fiscal year ended January 1, 2023 before reclassifications	—	—	—	—	(31,995)	22,524	70	—	(1,642)	(11,043)
Reclassification from AOCI	—	—	—	—	—	2,727	—	—	—	2,727
Capital contribution from shareholders, net of loans issued	—	—	(72)	(216)	—	—	—	—	—	(288)
Share-based compensation	—	—	18,170	—	—	—	—	—	—	18,170
Purchase of shares by noncontrolling interest	—	—	—	(258)	—	—	—	—	851	593
Dividends declared on common stock and equivalents ($0.035 per share) (1)	—	—	—	—	—	—	—	(23,459)	—	(23,459)
Distribution to noncontrolling interest	—	—	(4,229)	88	—	—	—	—	(7,580)	(11,721)
Issuance of common stock upon settlement of RSUs, net of shares withheld	886	8	(2,951)	—	—	—	—	—	—	(2,943)
Other	—	—	2	(45)	—	1	—	—	1	(41)
Balance at January 1, 2023	168,137	$1,681	$1,426,105	$(4,813)	$(23,028)	$14,251	$(374)	$(217,490)	$102,543	$1,298,875
(1)Includes a $0.035 cash dividend per common share declared in the fourth quarter of fiscal 2022 and expected to be paid in the first quarter of fiscal 2023.
See accompanying notes to Consolidated Financial Statements.

Krispy Kreme, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Years Ended
	January 1, 2023 (52 weeks)	January 2, 2022 (52 weeks)	January 3, 2021 (53 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,775)	$(14,843)	$(60,940)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	110,261	101,608	80,398
Deferred and other income taxes	(14,237)	(3,496)	(36)
Loss on extinguishment of debt	—	1,700	—
Impairment and lease termination charges	18,297	3,507	4,701
Loss on disposal of property and equipment	393	458	2,771
Gain on sale-leaseback	(6,549)	(8,673)	—
Share-based compensation	18,170	22,923	11,601
Change in accounts and notes receivable allowances	570	275	1,047
Inventory write-off	868	4,071	726
Gain on contingent consideration related to a business combination	—	—	(1,521)
Settlement of interest rate swap derivatives	8,476	—	—
Other	2,232	594	410
Change in operating assets and liabilities, excluding business acquisitions and foreign currency translation adjustments:
Accounts, notes, and taxes receivable	(9,485)	(3,817)	(11,942)
Inventories	(12,515)	(301)	(15,353)
Other current and noncurrent assets	(1,691)	(316)	434
Operating lease assets and liabilities	(793)	7,787	(1,575)
Accounts payable and accrued liabilities	32,015	30,240	12,906
Other long-term obligations and deferred credits	2,581	(493)	5,048
Net cash provided by operating activities	139,818	141,224	28,675
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of property and equipment	(111,717)	(119,497)	(97,826)
Proceeds from disposals of assets	1,077	218	2,837
Proceeds from sale-leaseback	8,401	11,091	—
Acquisition of shops and franchise rights from franchisees, net of cash acquired	(17,330)	(46,330)	(74,890)
Purchase of equity method investment	(989)	—	—
Principal payments received from loans to franchisees	59	92	684
Disbursement for loan receivable	(975)	—	—
Purchases of held-to-maturity debt securities	—	—	(57)
Maturities of held-to-maturity debt securities	—	1,019	1,124
Net cash used for investing activities	(121,474)	(153,407)	(168,128)
CASH FLOWS (USED FOR)/FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt	149,000	695,000	288,097
Repayment of long-term debt and lease obligations	(101,181)	(1,147,049)	(225,541)
Payment of financing costs	—	(1,700)	—
Proceeds from structured payables	282,023	266,851	292,756
Payments on structured payables	(294,457)	(287,625)	(225,320)
Payment of contingent consideration related to a business combination	(900)	—	(506)
Capital contribution by shareholders, net of loans issued	(288)	120,532	—
Proceeds from IPO, net of underwriting discounts (excluding unpaid issuance costs)	—	527,329	—
Payments of issuance costs in connection with IPO	(12,458)	—	—
Proceeds from sale of noncontrolling interest in subsidiary	593	53,404	21,386
Distribution to shareholders	(23,430)	(48,187)	(42)
Payments for repurchase and retirement of common stock	(4,019)	(139,103)	—
Distribution to noncontrolling interest	(11,721)	(23,356)	(11,389)
Net cash (used for)/provided by financing activities	(16,838)	16,096	139,441
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,968)	(2,204)	2,045
Net (decrease)/increase in cash, cash equivalents and restricted cash	(3,462)	1,709	2,033
Cash, cash equivalents and restricted cash at beginning of the fiscal year	39,192	37,483	35,450
Cash, cash equivalents and restricted cash at end of the fiscal year	$35,730	$39,192	$37,483
Supplemental schedule of non-cash investing and financing activities:
Increase/(decrease) in accrual for property and equipment, net	$20,629	$(1,159)	$10,182
Stock issuance under shareholder notes	614	963	1,535
Accrual for distribution to shareholders	(5,884)	(6,928)	—
Reconciliation of cash, cash equivalents and restricted cash at end of fiscal year:
Cash and cash equivalents	$35,371	$38,562	$37,460
Restricted cash	359	630	23
Total cash, cash equivalents and restricted cash	$35,730	$39,192	$37,483
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
As of January 1, 2023, the Company had 1,940 Krispy Kreme and Insomnia Cookies branded shops in over 30 countries around the world. The ownership and location of those shops is as follows:

	Krispy Kreme U.S. and Canada	Insomnia Cookies	International	Market Development	Total
Company-owned shops	306	231	425	59	1,021
Franchise shops	—	—	—	919	919
Total	306	231	425	978	1,940
Basis of Presentation and Consolidation
The Company operates and reports financial information on a 52 or 53-week year with the fiscal year ending on the Sunday closest to December 31. The data periods contained within fiscal years 2022, 2021, and 2020 reflect the results of operations for the 52-week period ended January 1, 2023, the 52-week period ended January 2, 2022, and the 53-week period ended January 3, 2021.
The accompanying Consolidated Financial Statements include the accounts of Krispy Kreme and subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). All significant intercompany balances and transactions among Krispy Kreme and subsidiaries have been eliminated in consolidation. Investments in entities over which the Company has the ability to exercise significant influence but which it does not control and whose financial statements are not otherwise required to be consolidated are accounted for using the equity method.
Noncontrolling interest in the Company’s Consolidated Financial Statements represents the interest in subsidiaries held by joint venture partners and employee shareholders. The joint venture partners hold noncontrolling interests in the Company’s consolidated subsidiaries Awesome Doughnut, LLC (“Awesome Doughnut”), W.K.S. Krispy Kreme, LLC (“WKS Krispy Kreme”), and Krispy K Canada, Inc. (“KK Canada”). Employee shareholders hold noncontrolling interests in the consolidated subsidiaries Krispy Kreme Holding U.K. Ltd. (“KKUK”), Krispy Kreme Holdings Pty Ltd. (“KK Australia”), Krispy Kreme Mexico S. de R.L. de C.V. (“KK Mexico”), and Insomnia Cookies Holdings, LLC (“Insomnia Cookies”). Since the Company consolidates the financial statements of these subsidiaries, the noncontrolling owners’ share of each subsidiary’s net assets and results of operations are deducted and reported as a noncontrolling interest on the Consolidated Balance Sheets and as net income attributable to noncontrolling interest in the Consolidated Statements of Operations and comprehensive income attributable to noncontrolling interest in the Consolidated Statements of Comprehensive (Loss)/Income.
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
Revenue Recognition
Revenue is recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services.
Product Sales
Product sales include revenue derived from (1) the sale of doughnuts, cookies and complementary products to in-shop, Ecommerce and delivery, Branded Sweet Treat Line, and DFD customers and (2) the sale of doughnut mix, other ingredients and supplies and doughnut-making equipment to franchisees. Revenue is recognized at the time of delivery for in-shop sales, Ecommerce and delivery sales, and sales to franchisees. For Branded Sweet Treat Line and DFD sales, control transfers and revenue is recognized either at the time of delivery or, with respect to those customers that take title to products purchased from the Company at the time those products are sold by the customer to the end consumers, simultaneously with such consumer purchases. Revenues are recognized net of provisions for estimated product returns. Revenues from Branded Sweet Treat Line customers and from the sale of doughnut mix, other ingredients, supplies, and doughnut-making equipment to franchisees include any applicable shipping and handling costs invoiced to the customer, and the expense of such shipping and handling costs is included in Operating expenses. The Company recorded shipping revenue of approximately $11.2 million, $13.3 million, and $15.2 million in the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.

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
Franchise-related Advertising Fund Revenue
Franchise-related advertising fund revenue included in Royalties and other revenues is derived from domestic and international franchise agreements that typically require the franchisee to pay advertising fees on a continuous monthly basis based on a percentage of franchisee net sales, which are recognized based on fees earned each period. Total advertising fund revenue for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021 is $3.6 million, $4.3 million, and $8.1 million, respectively.
Gift Card Sales
The Company and its franchisees sell gift cards that are redeemable for products in the Company-owned or franchise shops. The Company manages the gift card program and collects all funds from the activation of gift cards and reimburses franchisees for the redemption of gift cards in their shops. Deferred revenue for unredeemed gift cards is included in Accrued liabilities in the Consolidated Balance Sheets. As of January 1, 2023 and January 2, 2022, the gross amount of deferred revenue recognized for unredeemed gift cards was $26.4 million and $22.5 million, respectively. Gift cards sold do not have an expiration date or service fees charged. The likelihood of redemption may be determined to be remote for certain cards due to long periods of inactivity. In these circumstances, the Company recognizes revenue from unredeemed gift cards (“breakage revenue”) within Product sales if they are not subject to unclaimed property laws. The Company estimates breakage for the portfolio of gift cards and recognizes it based on the estimated pattern of gift card use. As of January 1, 2023 and January 2, 2022, deferred revenue, net of breakage revenue recognized, was $11.9 million and $11.2 million, respectively.
Gift card costs incurred to fulfill obligations under a contract are capitalized when such costs generate or enhance resources to be used in satisfying future performance obligations and the costs are deemed recoverable. Judgement is used in determining whether certain contract costs can be capitalized. These costs are capitalized and amortized on a systematic basis to match the timing of revenue recognition, depending on when the gift card is used. This amortization expense is recorded in Operating expenses in the Company’s Consolidated Statements of Operations. As of January 1, 2023 and January 2, 2022, the capitalized gift card costs were $1.5 million and $1.7 million, respectively.
Consumer Loyalty Program
Consumers can participate in spend-based loyalty programs. Consumers who join the loyalty programs will receive a credit or point for each purchase of eligible product. After accumulating a certain number of credits or points, the consumers can redeem their credits or points for a free product. The Company defers revenue based on an estimated selling price of the free product earned by the consumer and establishes a corresponding liability in deferred revenue. As of January 1, 2023 and January 2, 2022, the deferred revenue related to loyalty programs is $3.1 million and $2.3 million, respectively.
Revenue-based Taxes
The Company reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions. The primary revenue-based taxes are sales tax and value-added tax (“VAT”).
Product and Distribution Costs
Product and distribution costs include mainly raw material costs (principally sugar, flour, wheat, oil, and their derivatives) and production costs (including labor) related to doughnuts, cookies, other sweet treats, doughnut mix, packaging, and logistics costs related to raw materials.

Operating Expenses
Operating expenses consist of expenses primarily related to Company-owned shops including payroll and benefit costs for service employees at Company-operated locations, rent and utilities, expenses associated with Company operations, costs associated with procuring materials from vendors and other shop-level operating costs.
Marketing Expenses
Costs associated with marketing the products, including advertising and other brand promotional activities, are expensed as incurred, and were approximately $42.6 million, $39.5 million, and $34.0 million in the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.
Pre-opening Costs
Pre-opening costs include labor, rent, utilities, and other expenses that are required as part of the set-up and use of a new shop, prior to generating sales. Pre-opening costs also include costs to integrate acquired franchises back into the Company-owned model, which typically occur with the relevant shop closed over a one to three-day period subsequent to acquisition. Pre-opening costs do not include expenses related to strategic planning (for example, new site lease negotiations), which are recorded in SG&A.
Cash and Cash Equivalents and Restricted Cash
Cash equivalents consist of demand deposits in banks and short-term, highly liquid debt instruments with original maturities of three months or less.
All credit and debit card transactions that are processed in less than five days are classified as Cash and cash equivalents. The amounts due from banks for these transactions totaled $8.0 million and $8.5 million as of January 1, 2023 and January 2, 2022, respectively.
Restricted cash consists primarily of funds related to employee benefit plans.
Account Receivable, Net of Allowance for Expected Credit Losses
Accounts receivable relate primarily to payments due for sale of products, franchise fees, royalties, advertising fees and licensing fees. The Company maintains allowances for expected credit losses related to its accounts receivable, including receivables from franchisees, in amounts which the Company believes are sufficient to provide for losses estimated to be sustained on realization of these receivables. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of amounts from customers. Such estimates inherently involve uncertainties and assessments of the outcome of future events, and changes in facts and circumstances may result in adjustments to the allowance for expected credit losses. The Company had allowance for expected credit losses of $0.3 million and $0.9 million as of January 1, 2023 and January 2, 2022, respectively.
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist principally of receivables from Branded Sweet Treat Line and DFD customers and franchisees. Branded Sweet Treat Line and DFD receivables are primarily from grocer/mass merchants and convenience stores. For the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, no customer accounted for more than 10% of revenue or a significant amount of receivables that would result in a concentration.
Management also evaluates the recoverability of receivables from the franchisees and maintains allowances for expected credit losses. Management believes these allowances are sufficient to provide for realized losses that may be sustained on realization of these receivables.
Inventories
Inventories, which consist of raw materials, work in progress, finished goods, and purchased merchandise, are recorded at the lower of cost and net realizable value, where cost is determined using the first-in, first-out method. Raw materials inventory also includes doughnut equipment spare parts. Finished goods and purchased merchandise are net of reserves for excess or obsolete finished goods, which totaled $2.7 million and $3.7 million as of January 1, 2023, and January 2, 2022, respectively.
Taxes Receivable
Taxes receivable relate primarily to expected refunds of VAT as well as prepayments of income taxes to governmental authorities.
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets consist primarily of prepaid assets related to service contracts and insurance premiums of $17.0 million and $19.6 million as of January 1, 2023 and January 2, 2022, respectively.
Property and Equipment, net
Property and equipment are recorded at cost, net of impairment. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the respective assets.
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
Impairment charges related to the Company’s long-lived assets were $8.4 million, $2.9 million, and $0.3 million for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively. Such charges related to underperforming shops, shops closed or likely to be closed, and shops which management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the shops’ assets, but has not yet decided to close. The impaired shop assets include real properties, the fair values of which were estimated based on independent appraisals or, in the case of any properties which the Company is negotiating to sell, based on its negotiations with unrelated third-party buyers; leasehold improvements, which are typically abandoned when the leased properties revert to the lessor; and doughnut-making and other equipment the fair values of which were estimated based on the replacement cost of the equipment, after considering refurbishment and transportation costs. The impairment charges are primarily attributable to the U.S. and Canada segment and are included within Other expenses/(income), net on the Consolidated Statements of Operations.
Leases
Contracts entered into by the Company are evaluated to determine whether such contracts contain leases. A contract contains a lease if the contract conveys the right to control the use of identified property, plant, and equipment for a period of time in exchange for consideration. At commencement, contracts containing a lease are further evaluated for classification as an operating or finance lease based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.
The lease term and incremental borrowing rate for each lease requires judgement by management and can impact the classification of leases as well as the value of the lease assets and liabilities. When determining the lease term, management considers option periods available, and includes option periods in the measurement of the lease right of use asset and lease liability where the exercise is reasonably certain to occur. The Company uses the rate implicit in the lease whenever that rate is readily determinable. If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate.

Upon the adoption of Accounting Standards Codification (“ASC”) 842, Leases, the Company has elected to not separate the lease and non-lease components within the contract. Therefore, all fixed payments associated with the lease are included in the right of use asset and the lease liability. These costs often relate to the payments for a proportionate share of real estate taxes, insurance, common area maintenance and other operating costs in addition to a base rent. Any variable payments related to the lease are recorded as lease expense when and as incurred. The Company has elected this practical expedient for its real estate, vehicles and equipment leases. The Company has also elected the short-term lease expedient. A short-term lease is a lease that, as of the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For such leases, the Company will not apply the recognition requirements of ASC 842 and instead will recognize the lease payments as lease cost on a straight-line basis over the lease term.
In the same manner as long-lived fixed assets, the Company assesses lease right of use assets for potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the carrying amount of the right of use assets exceeds the sum of their undiscounted cash flows, the Company records an impairment charge in an amount equal to the excess of the carrying value of the assets over their estimated fair value. If a lease contract is terminated before the expiration of the lease term the remaining right of use asset and lease liability are derecognized, with any difference recognized as a gain or loss on lease termination. If the Company is required to make any payments or receives consideration when terminating the lease, it would include such amounts in the determination of the gain or loss upon termination. For the fiscal years ending January 1, 2023, January 2, 2022, and January 3, 2021 the Company recorded impairment and lease termination costs of $8.2 million, $0.6 million and $4.4 million, respectively, which are included within Other expenses/(income), net on the Consolidated Statements of Operations.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. For each reporting unit, the Company assesses goodwill for impairment annually at the beginning of the fourth quarter or more frequently when impairment indicators are present. If the carrying value of the reporting unit exceeds its fair value, the Company recognizes an impairment charge for the difference up to the carrying value of the allocated goodwill. The value is estimated under a discounted cash flow approach, which incorporates assumptions regarding future growth rates, terminal values and discount rates. For the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, there were no goodwill impairment charges.
Other intangible assets primarily represent the trade names for the Company’s brands, franchise agreements (domestic and international), reacquired franchise rights, and customer relationships. The trade names have been assigned an indefinite useful life and are reviewed annually for impairment. All other intangible assets are amortized on a straight-line basis over their estimated useful lives. Definite-lived intangible assets are assessed for impairment whenever triggering events or indicators of potential impairment occur. The Company recognized impairment charges to other intangible assets of $0.8 million for the fiscal year ended January 1, 2023, related to franchise agreement terminations including Russia. There were no impairment charges to other intangible assets for the fiscal years ended January 2, 2022 and January 3, 2021.
Accrued Liabilities
Accrued liabilities include accrued compensation, accrued legal fees, accrued utilities, accrued marketing and other accrued liabilities. As of January 1, 2023 and January 2, 2022, accrued compensation and benefits included in the Accrued liabilities balance was $28.0 million and $41.0 million, respectively.
Supply Chain Financing Program
The Company has undertaken broad efforts to improve its working capital, in part by negotiating longer payment terms with vendors. The Company has an agreement with a third-party administrator which allows participating vendors to track payments from the Company, and if voluntarily elected by the vendor, to sell payment obligations from the Company to financial institutions (the “Supply Chain Financing Program” or the “SCF Program”). The Company’s typical payment terms for trade payables range up to 180 days outside of the SCF Program, depending on the type of vendors and the nature of the supplies or services. For vendors under the SCF Program, the Company has established payable terms ranging up to, but not exceeding, 360 days. When participating vendors elect to sell one or more of the Company’s payment obligations, the rights and obligations of the Company to settle its payables on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor’s decision to enter into these agreements and the financial institutions do not provide incentives such as rebates or profit sharing to the Company under the SCF Program. The Company and vendors agree on commercial terms for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry. The Company’s obligations to its vendors, including amounts due, are not impacted by the SCF Program and thus remain classified as Accounts payable on the Consolidated Balance Sheets.
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
Share-based Compensation
The Company measures and recognizes compensation expense for share-based payment awards based on the fair value of each award at its grant date and recognizes expense on a straight-line basis over the requisite service period for the entire award, including for those awards with a graded vesting schedule. The Company accounts for forfeitures of share-based compensation awards as they occur. Compensation expense is included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
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
The Company’s financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable and accrued liabilities and are reflected in the Consolidated Financial Statements at cost which approximates fair value for these items due to their short-term nature. Management believes the fair value determination of these short-term financial instruments is a Level 1 measure. The Company’s other assets and liabilities measured at fair value on a non-recurring basis include long-lived assets, lease right of use assets, goodwill, and other indefinite-live intangible assets, if determined to be impaired. Refer to the Property and Equipment, net policy section in Note 1, Description of Business and Summary of Significant Accounting Policies, to the audited Consolidated Financial Statements, for information about impairment charges on long-lived assets. The fair values of assets evaluated for impairment were determined using an income-based approach and are classified as Level 3 measures within the fair value hierarchy.
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

Self-Insurance Risks and Receivables from Insurers
The Company is subject to workers’ compensation, vehicle, and general liability claims. The Company is self-insured for the cost of workers’ compensation, vehicle, and general liability claims up to the amount of stop-loss insurance coverage purchased by the Company from commercial insurance carriers. The Company maintains accruals for the estimated cost of claims, without regard to the effects of stop-loss coverage, using actuarial methods which evaluate known open and incurred but not reported claims and consider historical loss development experience. As of January 1, 2023 and January 2, 2022, the Company had approximately $17.7 million and $14.7 million, respectively, reserved for such programs. The liability recorded for assessments has not been discounted. In addition, the Company records receivables from the insurance carriers for claims amounts estimated to be recovered under the stop-loss insurance policies when these amounts are estimable and probable of collection. The Company estimates such stop-loss receivables using the same actuarial methods used to establish the related claims accruals and considering the amount of risk transferred to the carriers under the stop-loss policies. The stop-loss policies provide coverage for claims in excess of retained self-insurance risks, which are determined on a claim-by-claim basis. Inclusive of the receivables from the stop-loss insurance policies, the Company’s limited liability balance was $8.4 million and $7.5 million as of January 1, 2023 and January 2, 2022, respectively.
Preferred Stock
The Company has 50.0 million shares of authorized preferred stock with $0.01 par value per share. There were no shares of preferred stock issued nor outstanding as of January 1, 2023 and January 2, 2022.
Earnings (Loss) per Share (EPS)
The Company discloses two calculations of earnings (loss) per share (“EPS”): basic EPS and diluted EPS. The numerator in calculating common stock basic and diluted EPS is net income (loss) attributable to the Company. The denominator in calculating common stock basic EPS is the weighted average shares outstanding. The denominator in calculating common stock diluted EPS includes the additional dilutive effect of unvested RSUs and time-vested stock options when the effect is not antidilutive. Refer to Note 17, Net Loss per Share, to the audited Consolidated Financial Statements for further discussion.
Reclassifications
On the Consolidated Statements of Operations, Marketing expenses have been reclassified (formerly presented within Selling, general and administrative expense) to be consistent with the current year presentation. This reclassification does not have a significant impact on the reported financial position and does not impact the results of operations or cash flows.
Recent Accounting Pronouncements
Recently Adopted
Accounting Standards Adopted at the Beginning of Fiscal Year 2022
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
Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. It is effective for all entities as of March 12, 2020 through December 31, 2022. A company may elect to apply the amendments for contract modifications by as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform by delaying the effective date of the guidance issued in ASU 2020-04 to December 31, 2024. The Company is currently evaluating the effect of the new guidance on its Consolidated Financial Statements and related disclosures.
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
Transaction-related expenses as a result of these acquisitions, which exclude costs incurred to integrate the acquired entities, were recorded within Operating income in the Consolidated Statements of Operations (primarily Selling, general and administrative expenses) during the fiscal year such costs were incurred.

Goodwill recognized for these acquisitions represents the intangible assets that do not qualify for separate recognition and primarily includes the acquired customer base, the acquired workforce including shop partners in the region that have strong relationships with these customers, and the existing geographic shop and Ecommerce presence.
2022 Acquisitions
Acquisition of Krispy Kreme U.S. Shops in 2022
In the third quarter of fiscal 2022, the Company acquired the business and operating assets of one franchisee, consisting of seven Krispy Kreme shops in the U.S. (with one shop under construction). The Company paid total consideration of $19.4 million, consisting of $17.3 million of cash, $1.2 million of consideration payable to the sellers, and $0.9 million settlement of amounts related to pre-existing relationships, to acquire substantially all of the shops’ assets. Consideration payable of $1.2 million was withheld primarily to cover indemnification claims that could arise after closing. Absent any claims, these amounts are payable within 12 months of the acquisition date.
The settlement of pre-existing relationships included in the purchase consideration includes the write-off of accounts and notes receivable, net of deferred revenue, of $0.3 million. It also includes the disposal of the franchise intangible asset related to the franchisee recorded at time of the acquisition of Krispy Kreme by JAB Holding Company (“JAB”) (“the JAB Merger”). The cumulative net book value of the franchise intangible asset was $0.6 million at the acquisition date. The Company accounted for the transaction as a business combination.
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition for the acquisition above.

KK U.S. Shops
Assets acquired:
Cash and cash equivalents	$7
Prepaid expense and other current assets	138
Property and equipment, net	1,542
Other intangible assets, net	11,203
Operating lease right of use asset, net	4,702
Deferred income taxes, net	2,566
Other assets	11
Total identified assets acquired	20,169
Liabilities assumed:
Accrued liabilities	(106)
Current operating lease liabilities	(221)
Noncurrent operating lease liabilities	(4,481)
Total liabilities assumed	(4,808)
Goodwill	4,087
Purchase consideration, net	$19,448
Transaction costs in 2022	$840
Transaction costs in 2021	6
Reportable segment	U.S. and Canada
During the measurement period, the Company will continue to obtain information to assist in determining the fair value of net assets acquired, which may differ materially from these preliminary estimates. Measurement period adjustments, if applicable, will be applied in the reporting period in which the adjustment amounts are determined.
The results of operations of the aforementioned acquired shops were consolidated by the Company from the date of acquisition and include $3.7 million of total revenue and $0.3 million of net income attributable to the Company for fiscal year 2022. The amounts do not reflect adjustments for franchise royalties and related expenses that the Company could have generated as revenue and expenses from the acquired franchisees during the fiscal year had the transaction not been completed.

Equity Method Investment in KK France
In the third quarter of fiscal 2022, the Company acquired a 33% noncontrolling ownership interest in the newly formed entity Krispy Kreme Doughnuts France SAS (“KK France”), for approximately $1.0 million in cash. As the Company has the ability to exercise significant influence over KK France, but it does not exercise control, the investment will be accounted for using the equity method, and equity method earnings will be recognized within Other expenses/(income), net on the Consolidated Statements of Operations.
2021 Acquisitions
Acquisition of KK Canada
On October 4, 2021, the Company acquired a 60% controlling ownership interest in ten franchise shops in Canada, KK Canada, for total consideration of approximately $14.7 million, consisting of approximately $14.4 million in cash and approximately $0.3 million related to settlement of pre-existing relationships.
The settlement of pre-existing relationships included in the purchase consideration includes the disposal of the franchise intangible asset related to the franchisee recorded by the Company in connection with the JAB Merger. The cumulative net book value of the franchise intangible asset was $0.3 million at the acquisition date. The Company accounted for the transaction as a business combination.
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
The settlement of pre-existing relationships included in the purchase consideration includes the write-off of accounts and notes receivable, net of deferred revenue, of $0.6 million. It also includes the disposal of the franchise intangible asset related to the two franchisees recorded by the Company in connection with the JAB Merger. The cumulative net book value of the franchise intangible assets was $2.7 million at the acquisition dates. The Company accounted for the transactions as business combinations.

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
The Company calculated an excess of estimated fair values of net assets acquired over the acquisition consideration paid, resulting in a bargain purchase gain of $0.7 million. The bargain purchase gain, which is primarily the result of favorable purchase terms due to KK Japan’s historical net losses from operations, was recorded within Other expenses/(income), net in the Consolidated Statement of Operations for the fiscal year 2020.

Acquisition of Other Krispy Kreme Shops in 2020
In 2020, the Company acquired the business and operating assets of an additional eight franchisees, collectively consisting of 51 Krispy Kreme shops in the U.S. The Company paid total consideration of $89.9 million, consisting of $80.4 million cash and $9.5 million settlement of amounts related to pre-existing relationships, to acquire substantially all of the shops’ assets. The settlement of pre-existing relationships included in the purchase consideration includes the write-off of accounts and notes receivable, net of deferred revenue, of $2.6 million. It also includes the disposal of the franchise intangible asset related to the eight franchisees recorded by the Company in connection with the JAB Merger. The net book value of the franchise intangible asset was a cumulative $6.9 million as of the dates of acquisition of the franchisees.
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

Supplemental unaudited pro forma information
The following unaudited pro forma information presents estimated combined results of the Company as if the 2022 acquisitions had occurred on January 4, 2021, the 2021 acquisitions had occurred on December 30, 2019, and the 2020 acquisitions had occurred on December 31, 2018:

	Fiscal Years Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Revenue	$1,529,898	$1,384,391	$1,151,041
Loss before income taxes	(8,163)	(4,098)	(48,788)
The amounts in the supplemental pro forma earnings for the fiscal years presented above reflect adjustments for transaction costs, franchise royalties and related expenses, and amortization that would have been charged assuming the same fair value adjustments to acquired intangibles. The acquisitions of KK Canada and “Other Krispy Kreme U.S. Shops” are not material to the Company’s financial statements, and therefore, the supplemental pro forma financial information related to these acquisitions is not included herein. These supplemental pro forma results are unaudited and are not necessarily indicative of results of operations that would have occurred had the acquisitions actually closed in the prior period. The pro forma results are also not indicative of results of operations for any future period.
Note 3 — Accounts Receivable, net
The components of Accounts receivable, net are as follows:

	January 1, 2023	January 2, 2022
Trade receivables, net	$40,131	$41,132
Other receivables, net	10,262	5,936
Receivables from related parties, net	696	423
Total accounts receivable, net	$51,089	$47,491
Receivables from related parties, net includes receivables from equity method investees. Refer to Note 15, Related Party Transactions, to the audited Consolidated Financial Statements for further information.
Note 4 — Inventories
The components of Inventories are as follows:

	January 1, 2023	January 2, 2022
Raw materials	$20,713	$15,278
Work in progress	476	700
Finished goods and purchased merchandise	25,050	18,873
Total inventories	$46,239	$34,851

Note 5 — Property and Equipment, net
Property and equipment, net consist of the following:

	January 1, 2023	January 2, 2022
Land	$11,534	$12,931
Buildings	154,768	146,923
Leasehold improvements	216,507	195,129
Machinery and equipment	282,222	243,673
Computer software	66,054	43,985
Construction and projects in progress	62,405	60,940
Property and equipment, gross	793,490	703,581
Less: Accumulated depreciation	(321,132)	(264,663)
Total property and equipment, net	$472,358	$438,918
Computer software includes $9.6 million and $4.7 million of costs to develop, code, test and license software under hosting arrangements as of January 1, 2023 and January 2, 2022, respectively. Software under hosting arrangements consists primarily of solutions that empower the Company’s consumer-facing website and mobile application. Total depreciation expense was $76.8 million, $68.6 million, and $51.5 million in the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.
Note 6 — Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reportable segment are as follows:

	U.S. and Canada	International	Market Development	Total
Balance as of January 3, 2021	$642,704	$290,872	$152,970	$1,086,546
Acquisitions	45,328	—	(19,038)	26,290
Measurement period adjustments related to fiscal year 2020 acquisitions	82	—	—	82
Foreign currency impact	(66)	(7,530)	—	(7,596)
Balance as of January 2, 2022	688,048	283,342	133,932	1,105,322
Acquisitions	8,504	—	(4,417)	4,087
Measurement period adjustments related to fiscal year 2021 acquisitions	—	—	—	—
Foreign currency impact	(1,041)	(20,460)	—	(21,501)
Balance as of January 1, 2023	$695,511	$262,882	$129,515	$1,087,908
Acquisitions of franchises result in a reclassification of goodwill between segments.

Other Intangible Assets
Other intangible assets consist of the following:

	January 1, 2023			January 2, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible assets with indefinite lives
Trade name	$657,900	$—	$657,900	$657,900	$—	$657,900
Intangible assets with definite lives
Franchise agreements	30,632	(9,372)	21,260	32,545	(8,369)	24,176
Customer relationships	15,000	(5,548)	9,452	15,000	(4,684)	10,316
Reacquired franchise rights	383,002	(105,526)	277,476	384,305	(84,177)	300,128
Website development costs	6,500	(6,500)	—	6,500	(6,500)	—
Total intangible assets with definite lives	435,134	(126,946)	308,188	438,350	(103,730)	334,620
Total intangible assets	$1,093,034	$(126,946)	$966,088	$1,096,250	$(103,730)	$992,520
Amortization expense related to intangible assets included in Depreciation and amortization expense was $28.5 million, $29.8 million, and $26.3 million for the fiscal years ended January 1, 2023, January 2, 2022 and January 3, 2021, respectively.
Estimated future amortization expense as of January 1, 2023 is as follows:

Fiscal year	Estimated amortization expense
2023	$28,820
2024	29,050
2025	28,820
2026	28,660
2027	28,637
Thereafter	164,201
Total	$308,188
The aforementioned estimates do not reflect the impact of future foreign exchange rate changes.

Note 7 — Long-Term Debt
The Company’s long-term debt obligations consists of the following:

	As of
	January 1, 2023	January 2, 2022
2019 Facility - term loan	$586,250	$621,250
2019 Facility - revolving credit facility	162,500	75,000
Less: Debt issuance costs	(2,247)	(3,833)
Financing obligations	32,583	24,473
Total long-term debt	779,086	716,890
Less: Current portion of long-term debt	(40,034)	(36,583)
Long-term debt, less current portion	$739,052	$680,307
2019 Secured Credit Facility
In June 2019, the Company entered into a $1.0 billion senior secured credit facility that provided for a term loan with a principal amount of $700.0 million and a $300.0 million senior secured revolving credit facility (collectively, the “2019 Facility”). The 2019 Facility is secured by a first priority lien on substantially all of the Company’s personal property assets, certain real properties, and all of the Company’s domestic wholly-owned subsidiaries. The Company capitalized $10.9 million of debt issuance costs related to the 2019 Facility, $8.0 million of which is related to the term loan and $2.9 million related to the revolving credit facility.
As a result of the Company’s IPO in July 2021, the Company amended the 2019 Facility to allow for financial reporting at the KKI legal entity level and to allow for KKI to be guarantor of the obligations of its subsidiary Krispy Kreme Doughnuts, Inc. under the 2019 Facility.
After consideration of outstanding borrowings and letters of credit secured by the 2019 Facility, the Company had $137.5 million and $225.0 million of available borrowing capacity under the revolving credit facility as of January 1, 2023 and January 2, 2022, respectively.
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
Interest on borrowings under the 2019 Facility is payable either at the London Interbank Offered Rate (“LIBOR”) rounded up to the next 1/16% of 1% or the Alternate Base Rate (which is the greatest of the prime rate, the Federal Funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%), in each case plus the Applicable Rate. The Applicable Rate for LIBOR loans ranges from 1.75% to 2.25%, and for Base Rate loans ranges from 0.75% to 1.25%, in each case depending on the Company’s leverage ratio. All borrowings outstanding under the 2019 Facility as of January 1, 2023 and January 2, 2022 were LIBOR loans. As of both January 1, 2023 and January 2, 2022, the Applicable Rate was 2.00%. As of January 1, 2023 and January 2, 2022, the LIBOR rate was 4.44% and 0.13%, respectively, under the 2019 Facility. As of January 1, 2023 and January 2, 2022, $505.0 million out of the $586.3 million term loan balance and $505.0 million out of the $621.3 million term loan balance, respectively, was hedged. The effective interest rate on the term loan was approximately 5.45% and 3.74% for the fiscal years ended January 1, 2023 and January 2, 2022, respectively. Refer to Note 10, Derivative Instruments, to the audited Consolidated Financial Statements for further discussion of the interest rate swap arrangements.
The 2019 Facility allows the Company to obtain letters of credit without applying those amounts against the usage of the senior secured revolving credit facility. If obtained, the Company would be required to pay a fee equal to the Applicable Rate for LIBOR-based loans on the outstanding amount of letters of credit plus a fronting fee to the issuing bank. Commitment fees on the unused portion of the senior secured revolving credit facility range from 0.25% to 0.375%, based on the Company’s leverage ratio. At January 1, 2023, January 2, 2022 and January 3, 2021, the fee on the unused portion of the senior secured revolving credit facility was 0.25%, included in Interest expense in the Consolidated Statements of Operations.

Restrictions and Covenants
The 2019 Facility requires the Company to meet a maximum leverage ratio financial test. The leverage ratio was required to be not greater than 6.00 to 1.00 initially, reducing in steps throughout the term of the 2019 Facility ultimately to 5.00 to 1.00. The leverage ratio under the 2019 Facility was required to be below 5.25 to 1.00 as of January 1, 2023 and below 5.50 to 1.00 as of January 2, 2022, and is calculated using Net Debt and Adjusted EBITDA as defined in the 2019 Facility.
The 2019 Facility also contains covenants which, among other things, generally limit (with certain exceptions): mergers, amalgamations or consolidations; the incurrence of additional indebtedness (including guarantees); the incurrence of additional liens; the sale, assignment, lease, conveyance, or transfer of assets; certain investments; dividends and stock redemptions or repurchases in excess of certain amounts; transactions with affiliates; engaging in materially different lines of business; and other activities customarily restricted in such agreements. The 2019 Facility also prohibits the transfer of cash or other assets to the parent company, whether by dividend, loan or otherwise, but provides for exceptions to enable the parent company to pay taxes, directors’ fees and operating expenses, as well as exceptions to permit dividends in respect of the Company’s common stock and stock redemptions and repurchases, to the extent permitted by the 2019 Facility. Substantially all of the net assets of the Company’s consolidated subsidiaries were restricted as of January 1, 2023. As of January 1, 2023 and January 2, 2022, the Company was in compliance with the financial and other covenants related to the 2019 Facility.
The 2019 Facility also contains customary events of default including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, non-loan party indebtedness in excess of $35.0 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $35.0 million, and the occurrence of a change of control.
Borrowings and issuances of letters of credit under the 2019 Facility are subject to the satisfaction of usual and customary conditions, including the accuracy of representations and warranties and the absence of defaults.
The aggregate maturities of the 2019 Facility for each of the following five years by fiscal year are as follows:

Fiscal year	Principal Amount
2023	$35,000
2024	713,750
2025	—
2026	—
2027	—
Term Loan Facility
On June 10, 2021, the Company entered into the Term Loan Facility. On June 17, 2021, the Company borrowed $500.0 million under the Term Loan Facility. The borrowings under the Term Loan Facility bore an all-in interest rate of 2.68175%. As of January 1, 2023, there was no outstanding principal amount under the Term Loan Facility, as it was paid off in full and terminated on July 7, 2021, primarily using the net IPO proceeds with the difference being partially funded by a drawdown of $100.0 million on the 2019 Facility’s revolving credit facility. The Term Loan Facility would have matured on the earlier of (i) June 10, 2022 and (ii) within four business days following consummation of the IPO. The interest expense was $2.4 million for the fiscal year ended January 2, 2022, which included $1.7 million of debt issuance costs incurred and recognized as expenses.
Cash Payments of Interest
Interest paid, inclusive of debt issuance costs, totaled $30.7 million, $44.3 million, and $33.5 million in the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.
Financing Obligations
The Company has long-term financing obligations primarily in the form of lease obligations (related to both Company-owned and franchised restaurants). Refer to Note 8, Leases, to the audited Consolidated Financial Statements for additional discussion of the financing obligations.

Note 8 — Leases
The Company has various lease agreements related to real estate, vehicles and equipment. Its operating leases include real estate (buildings and ground), vehicles and equipment. Operating lease right of use assets and operating lease liabilities are recognized based on the present value of the future lease payments over the term. The operating lease right of use asset also includes accrued lease expense resulting from the straight-line accounting under prior accounting methods, which is now being amortized over the remaining life of the lease.
The Company is the lessee on a number of ground leases and multiple building leases, which were classified as operating leases prior to the adoption of ASC 842. As the Company elected the package of practical expedients upon adoption of ASC 842, the Company was not required to reassess the classification of these existing leases and as such, these leases continue to be accounted for as operating leases. In the event the Company modifies the existing leases or enters into new ground or building leases in the future, such leases may be classified as finance leases.
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
The Company included the following amounts related to operating and finance lease assets and liabilities within the Consolidated Balance Sheets:

		As of
		January 1, 2023	January 2, 2022
Assets	Classification
Operating lease	Operating lease right of use asset, net	$417,381	$435,168
Finance lease	Property and equipment, net	26,958	19,298
Total leased assets		$444,339	$454,466

Liabilities
Current
Operating lease	Current operating lease liabilities	$43,160	$50,359
Finance lease	Current portion of long-term debt	5,034	1,583
Noncurrent
Operating lease	Noncurrent operating lease liabilities	412,759	415,208
Finance lease	Long-term debt, less current portion	27,549	22,890
Total leased liabilities		$488,502	$490,040
The Company has long-term contractual obligations primarily in the form of lease obligations related to Company-operated restaurants and franchised restaurants. Interest expense associated with the finance lease obligations is computed using the incremental borrowing rate at the time the lease is entered into and is based on the amount of the outstanding lease obligation.

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases were as follows:

	As of
	January 1, 2023	January 2, 2022
Weighted average remaining lease term:
Operating lease	11.3 years	11.6 years
Finance lease	10.1 years	13.8 years
Weighted average discount rate:
Operating lease	6.69%	6.65%
Finance lease	6.98%	7.13%
Lease costs were as follows:

		Fiscal Years Ended
		January 1, 2023	January 2, 2022	January 3, 2021
Lease cost	Classification
Operating lease cost	Selling, general and administrative expense	$3,390	$2,481	$3,127
Operating lease cost	Operating expenses	85,173	85,429	70,855
Short-term lease cost	Operating expenses	5,234	2,513	2,867
Variable lease costs	Operating expenses	23,996	16,414	9,195
Sublease income	Royalties and other revenues	(210)	(386)	(506)
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization expense	$5,027	$3,217	$2,587
Interest on lease liabilities	Interest expense, net	1,958	2,002	2,040
Supplemental disclosures of cash flow information related to leases were as follows:

	Fiscal Years Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Other information
Cash paid for leases:
Operating cash flows for operating leases (1)	$104,506	$91,967	$78,465
Operating cash flows for finance leases	2,116	1,916	1,781
Financing cash flows for finance leases	4,681	4,901	3,694
Right of use assets obtained in exchange for new lease liabilities:
Operating leases	$50,368	$95,284	$74,979
Finance leases	8,158	2,328	7,500
(1)Operating cash flows for operating leases include variable rent payments which are not included in the measurement of lease liabilities. For the fiscal years ending January 1, 2023, January 2, 2022, and January 3, 2021, variable rent payments were $24.0 million, $16.4 million, and $9.2 million, respectively.
A majority of the leases include options to extend the lease. If the Company is reasonably certain to exercise an option to extend a lease, the extension period is included as part of the right of use asset and the lease liability. The Company’s leases do not contain restrictions or covenants that restrict the Company from incurring other financial obligations. The Company also does not provide any residual value guarantees for the leases or have any significant leases that have yet to be commenced.
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
Future lease commitments to be paid by the Company as of January 1, 2023 were as follows:

Fiscal year	Operating Leases	Finance Leases
2023	$69,168	$7,358
2024	71,385	5,616
2025	65,006	4,191
2026	63,423	4,021
2027	52,576	2,563
Thereafter	359,267	23,327
Total lease payments	680,825	47,076
Less: Interest	(224,906)	(14,493)
Present value of lease liabilities	$455,919	$32,583
In fiscal 2022, the Company completed sale-leaseback transactions whereby it disposed of the land at three real estate properties for proceeds of $8.4 million. The Company subsequently leased back the properties, which are accounted for as operating leases. The Company recognized cumulative gains on sale of $6.5 million, which are included in Other expenses/(income), net on the Consolidated Statements of Operations.
In December 2021, the Company completed a sale-leaseback transaction whereby it disposed of the land at four real estate properties for proceeds of $11.1 million. The Company subsequently leased back the properties, which are accounted for as operating leases. The Company recognized a gain on sale of $8.7 million, which is included in Other expenses/(income), net on the Consolidated Statements of Operations.
Note 9 — Fair Value Measurements
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of January 1, 2023 and January 2, 2022:

	January 1, 2023
	Level 1	Level 2
Assets:
401(k) mirror plan assets	$6	$—
Interest rate derivatives	—	10,461
Commodity derivatives	—	514
Total Assets	$6	$10,975

Liabilities:
Foreign currency derivatives	$—	$170
Total Liabilities	$—	$170

	January 2, 2022
	Level 1	Level 2
Assets:
401(k) mirror plan assets	$111	$—
Commodity derivatives	—	1,486
Total Assets	$111	$1,486

Liabilities:
Foreign currency derivatives	$—	$80
Interest rate derivatives	—	14,667
Total Liabilities	$—	$14,747
There were no assets nor liabilities measured using Level 3 inputs and no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the fiscal years ended January 1, 2023 and January 2, 2022. The Company’s derivatives are valued using discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates.
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
Commodity Price Risk
The Company uses forward contracts to protect against the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant, and the cost of gasoline used by its delivery vehicles. Management has not designated these forward contracts as hedges. As of January 1, 2023 and January 2, 2022 the total notional amount of commodity derivatives was 1.7 million and 1.9 million gallons of gasoline, respectively. They were scheduled to mature between January 2, 2023 and December 1, 2024 and January 3, 2022 and March 31, 2023, respectively. As of January 1, 2023 and January 2, 2022, the Company has recorded an asset of $0.5 million and $1.5 million, respectively, related to the fair market values of its commodity derivatives. The settlement of commodity derivative contracts is reported in the Consolidated Statements of Cash Flows as a cash flow from operating activities.
Interest Rate Risk
The Company is exposed to market risk from increases in interest rates on any borrowings outstanding under its 2019 Debt Facility. As of the end of fiscal 2019, the Company was entered into various interest rate swap agreements with a notional amount totaling $455.0 million. Under these interest rate swap agreements, the Company made payments based on a fixed rate of 1.99% for $300.0 million of the hedged notional (the “June 2019 swap agreement”), which was due to mature in June 2024, and 2.92% for the other $155.0 million of the hedged notional, which was due to mature in November 2023, and in exchange received payments at a variable rate based on the one-month LIBOR.
In February 2020, the Company effectively cancelled its swap agreements on the $155.0 million hedged notional and entered into new agreements with the same counterparties (the “February 2020 swap agreement”). The only differences between these new agreements and the prior versions included an extension of the maturity term of the swaps from November 2023 to June 2024, and the locking in of a new payment rate on the fixed leg of the swaps (2.72%), through the 2024 maturity. At the same time, the Company also entered into a new interest rate swap agreement with a notional amount of $50.0 million and a maturity date in June 2024. Under this swap agreement, the Company had fixed the variable portion of the interest rate on a portion of the 2019 Debt Facility and was required to make payments based on a fixed rate of 0.95%, and in exchange would receive payments at a variable rate based on the one-month LIBOR.
In December 2022, the Company effectively cancelled certain interest rate swap agreements with an aggregate notional amount of $240.0 million, collecting $8.5 million in cash proceeds, and entered into new agreements with the same counterparties (the

“December 2022 swap agreement”). The only difference between these new agreements and the prior versions included the locking in of a new payment rate on the fixed leg of the swaps (4.64%). The aggregate hedged notional as of the end of fiscal 2022 continued to be $505.0 million.
The net effect of the interest rate swap arrangements will be to fix the interest rate on the term loan under the 2019 Debt Facility up to the notional amount outstanding at the rates payable under the swap agreements plus the Applicable Rate (as defined by the 2019 Debt Facility). Management has designated the June 2019, the February 2020, and the December 2022 swap agreements as cash flow hedges and recognized the changes in the fair value of these swaps in other comprehensive income. As of January 1, 2023 and January 2, 2022, the Company has recorded assets of $10.5 million and liabilities of $14.7 million, respectively, related to the fair market values of its interest rate derivatives. The cash flows associated with the interest rate swaps are reflected in the operating activities in the Consolidated Statements of Cash Flows, which is consistent with the classification as operating activities of the interest payments on the term loan.
All of the interest rate swap derivatives have certain early termination triggers caused by an event of default or termination. The events of default include failure to make payments when due, failure to give notice of a termination event, failure to comply with or perform obligations under the agreements, bankruptcy or insolvency, and defaults under other agreements (cross-default provisions).
Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency risk primarily from its investments in consolidated subsidiaries that operate in Canada, the U.K., Ireland, Australia, New Zealand, Mexico, and Japan. In order to mitigate foreign exchange fluctuations, the Company enters into foreign exchange forward contracts. Management has not designated these forward contracts as hedges. As of January 1, 2023 and January 2, 2022, the total notional amount of foreign exchange derivatives was $59.0 million and $51.8 million, respectively. They were scheduled to mature between January 2023 and February 2023, and between January 2022 and February 2022, respectively. As of January 1, 2023 and January 2, 2022, the Company has recorded liabilities of $0.2 million and $0.1 million, respectively, related to the fair market values of its foreign exchange derivatives.
Quantitative Summary of Derivative Positions and Their Effect on Results of Operations
The following tables present the fair values of derivative instruments included in the Consolidated Balance Sheets as of January 1, 2023 and January 2, 2022 for derivatives not designated as hedging instruments and derivatives designed as hedging instruments, respectively. The Company only has cash flow hedges that are designated as hedging instruments.

	Derivatives Fair Value
Derivatives Not Designated as Hedging Instruments	January 1, 2023	January 2, 2022	Balance Sheet Location
Commodity derivatives	$514	$1,486	Prepaid expense and other current assets
Total Assets	$514	$1,486
Foreign currency derivatives	$170	$80	Accrued liabilities
Total Liabilities	$170	$80

	Derivatives Fair Value
Derivatives Designated as Hedging Instruments	January 1, 2023	January 2, 2022	Balance Sheet Location
Interest rate derivatives (current)	$7,218	$—	Prepaid expense and other current assets
Interest rate derivatives (noncurrent)	3,243	—	Other assets
Total Assets	$10,461	$—
Interest rate derivatives (current)	$—	$8,535	Accrued liabilities
Interest rate derivatives (noncurrent)	—	6,132	Other long-term obligations and deferred credits
Total Liabilities	$—	$14,667
The effect of derivative instruments on the Consolidated Statements of Operations for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021:

	Derivative Gain/(Loss) Recognized in Income in Fiscal Years Ended
Derivatives Designated as Hedging Instruments	January 1, 2023	January 2, 2022	January 3, 2021	Location of Derivative Gain/(Loss) Recognized in Income
Loss on interest rate derivatives	$(2,727)	$(10,291)	$(7,633)	Interest expense, net
	$(2,727)	$(10,291)	$(7,633)

	Derivative Gain/(Loss) Recognized in Income in Fiscal Years Ended
Derivatives Not Designated as Hedging Instruments	January 1, 2023	January 2, 2022	January 3, 2021	Location of Derivative Gain/(Loss) Recognized in Income
Loss on foreign currency	$(90)	$(62)	$(21)	Other non-operating expense/(income), net
(Loss)/gain on commodity derivatives	(972)	1,066	267	Other non-operating expense/(income), net
	$(1,062)	$1,004	$246
Note 11 — Employee Benefit Plans
Defined Contribution Plans
The Company has a 401(k) savings plan for Krispy Kremers in the U.S. (the “401(k) Plan”) to which eligible employees may contribute up to 100% of their salary and bonus on a tax deferred basis, subject to statutory limitations. The Company currently matches 100% of the first 3% and 50% of the next 2% of compensation contributed by each employee to the 401(k) Plan.
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

Insomnia Cookies sponsors a 401(k) plan (the “Insomnia Plan”) which allows all its eligible employees to elect to defer up to 100% of their annual compensation not to exceed statutory limits. The Insomnia Plan provides for discretionary matching contributions, which may not exceed 2% of the employee’s overall compensation.
KK Australia operates a defined contribution retirement benefit plan for its employees in Australia (the “Australia Plan”) and in New Zealand (the “New Zealand Plan”). The Company contributes 10.5% of employee compensation to the Australia Plan and matches employee contributions of up to 3% of compensation to the New Zealand Plan.
KK Canada operates a Registered Retirement Savings Plan (“RRSP”) for its employees in Canada (the “Canada Plan”) which allows eligible employees to contribute. For certain salaried employees, the Company will match eligible employee contributions up to 2.5% of their annual base salary.
Total contribution plan expense for defined contribution plans is $7.4 million, $6.6 million, and $4.9 million for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.
Other Employee Benefit Plans
The Company has a Nonqualified Deferred Compensation Plan (the “401(k) Mirror Plan”) designed to enable officers of the Company whose contributions to the 401(k) Plan are limited by certain statutory limitations to have the same opportunity to defer compensation as is available to other employees of the Company under the qualified 401(k) savings plan. The investments are not a legally separate fund of assets and are subject to the claims of the Company’s general creditors. Such investments are included in Other assets in the Consolidated Balance Sheets. The corresponding liability to participants is included in Other long-term obligations and deferred credits in the Consolidated Balance Sheets. The balance in the asset and corresponding liability account was less than $0.1 million and $0.1 million as of January 1, 2023 and January 2, 2022, respectively.
KK Mexico operates defined benefit plans for its employees related to seniority premium (the “Mexico Seniority Premium Plan”) and termination indemnity (the “Mexico Termination Indemnity Plan”). The Mexico Seniority Premium Plan provides eligible employees a defined benefit of 12 days of salary per full year of service, and the Mexico Termination Indemnity Plan provides eligible employees a defined benefit of up to three months of base salary plus 20 days per year worked. Net periodic benefit cost for these plans totaled $0.2 million and less than $0.1 million for the fiscal years ended January 1, 2023 and January 2, 2022, respectively.
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
Effective March 22, 2022 (the “modification date”), the Company amended certain KKI time-vested RSU agreements issued in fiscal 2021 to change the vesting terms to a graded-vesting schedule over a 54-month period subsequent to the original commencement date (with one-third vesting in 18 months following the vesting commencement date, one-third vesting in 36 months, and one-third vesting in 54 months). The impacted awards previously had a 54-month cliff vesting schedule. The modification affected approximately 615 grantees and approximately 1.1 million unvested RSUs. The amended vesting terms as of the modification date resulted in no incremental compensation cost and the remaining unrecognized compensation cost for each award will be recognized on a straight-line basis over the remaining requisite service period for the entire award.
RSUs held by KKI are granted to U.S. employees and directors as well as certain employees of the Company’s subsidiaries. Certain U.K. employees receive RSUs held by KKUK. Certain Insomnia Cookies employees receive RSUs held by Insomnia Cookies. Certain Australia employees receive RSUs held by KK Australia. Certain Mexico employees receive RSUs held by KK Mexico.

RSU activity under the various plans during the fiscal years presented is as follows:

(in thousands, except per share amounts)	Non-vested shares outstanding at January 3, 2021	Granted	RSU Dividend Equivalents(1)	Vested	Forfeited	Non-vested shares outstanding at January 2, 2022	Granted	Vested	Forfeited	Non-vested shares outstanding at January 1, 2023
KKI
RSUs	4,649	3,339	1,019	2,585	556	5,866	1,049	1,060	909	4,946
Weighted Average Grant Date Fair Value	$11.37	17.95	—	9.29	14.32	$13.78	14.27	11.79	14.24	$14.23
KKUK
RSUs	405	7	—	352	—	60	—	—	—	60
Weighted Average Grant Date Fair Value	$12.45	29.80	—	12.22	—	$15.77	—	—	—	$15.77
Insomnia Cookies
RSUs	29	15	—	1	10	33	11	1	5	38
Weighted Average Grant Date Fair Value	$68.87	97.77	—	74.12	75.68	$79.66	168.57	74.12	102.67	$101.54
KK Australia
RSUs	1,844	79	—	—	26	1,897	21	1,564	—	354
Weighted Average Grant Date Fair Value	$1.48	1.45	—	—	1.36	$1.48	1.73	1.49	—	$1.47
KK Mexico
RSUs	25	33	—	—	—	58	2	—	—	60
Weighted Average Grant Date Fair Value	$29.21	35.64	—	—	—	$32.86	40.14	—	—	$33.08
(1)For KKI RSU holders that did not vest upon IPO, dividend equivalent shares were granted after the IPO at a weighted average grant date fair value of zero. The vesting terms for the dividend equivalent shares are the same as the underlying RSUs. The KKI shares presented have been retroactively adjusted to give effect to the Stock Split and the Merger.
The Company recorded total non-cash compensation expense related to the RSUs under the plans of $15.5 million, $19.6 million, and $11.6 million for fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively. The net deferred tax (expense)/benefits recognized were ($0.3 million), ($4.9 million), and $2.7 million for fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.
The unrecognized compensation cost related to the unvested RSUs and the weighted-average period over which such cost is expected to be recognized are as follows:

	As of January 1, 2023
	Unrecognized Compensation Cost	Recognized Over a Weighted- Average Period of
KKI	$45,353	3.2 years
KKUK	193	1.0 year
Insomnia Cookies	2,396	2.6 years
KK Australia	175	1.5 years
KK Mexico	1,361	3.0 years

The estimated fair value of restricted stock is calculated using a market approach (i.e., market multiple is used for the KKI, KKUK and Insomnia Cookies’ plans and an agreed-upon EBITDA buyout multiple is used for KK Australia and KK Mexico plans).
The total grant date fair values of shares vested under the KKI plan were $12.5 million and $24.0 million for the fiscal years ended January 1, 2023 and January 2, 2022, respectively; no shares vested for the fiscal year ended January 3, 2021. The total grant date fair values of shares vested under the KKUK plan was $4.3 million for the fiscal year ended January 2, 2022; no shares vested for the fiscal years ended January 1, 2023 and January 3, 2021, respectively. The total grant date fair values of shares vested under the Insomnia Cookies plan was $0.1 million for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021. The total grant date fair values of shares vested under the KK Australia plan were $2.3 million for the fiscal year ended January 1, 2023; no shares vested for the fiscal years ended January 2, 2022 and January 3, 2021. No shares under the KK Mexico plan vested during the three fiscal years presented.
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
The following weighted-average assumptions were utilized in determining the fair value of the time-vested stock options granted during the fiscal years presented:

	Fiscal Years Ended
	January 1, 2023	January 2, 2022
KKI
Risk-free interest rate	—%	1.3%
Expected volatility	—%	34.4%
Dividend yield	—%	1.0%
Expected term (years)	—	6.8 years

A summary of the status of the time-vested stock options as of January 1, 2023 and changes during fiscal years presented is as follows:

	Share options outstanding at				Share options outstanding at				Share options outstanding at
(in thousands, except per share amounts)	January 3, 2021	Granted	Exercised	Forfeited or expired	January 2, 2022	Granted	Exercised	Forfeited or expired	January 1, 2023
KKI
Options	—	2,817	—	—	2,817	—	—	248	2,569
Weighted Average Grant Date Fair Value	$—	6.10	—	—	$6.10	—	—	6.10	$6.10
Weighted Average Exercise Price	$—	14.61	—	—	$14.61	—	—	14.61	$14.61
Weighted Average Remaining Contractual Term (years)	—				9.3 years				8.3 years
Aggregate Intrinsic Value (in thousands)	$—				$12,151				$—
The Company recorded total non-cash compensation expense related to the time-vested stock options of $2.7 million and $3.3 million for the fiscal years ended January 1, 2023 and January 2, 2022, respectively. No non-cash compensation expense related to time-vested stock options was recorded for the fiscal year ended January 3, 2021.
The unrecognized compensation cost related to the unvested stock options and the weighted-average period over which such cost is expected to be recognized are as follows:

	As of January 1, 2023
	Unrecognized Compensation Cost	Recognized Over a Weighted- Average Period of
KKI	$9,702	3.3 years
No time-vested stock options under the KKI plan vested nor were exercised during the fiscal periods presented.
Note 13 — Income Taxes
Income (loss) before income taxes consisted of:

	Fiscal Years Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Domestic	$(49,910)	$(49,348)	$(47,080)
Foreign	41,747	45,250	(4,748)
Loss before income taxes	$(8,163)	$(4,098)	$(51,828)
Domestic income (loss) before income taxes includes unallocated corporate costs, which include general corporate expenses.

The components of the provision for income taxes are as follows:

	Fiscal Years Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Current:
Federal	$—	$—	$—
State	1,033	347	156
International	13,816	13,894	8,992
Total current	$14,849	$14,241	$9,148
Deferred and other:
Federal	$(13,960)	$4,310	$(8,844)
State	4,280	(5,739)	13,472
International	(4,557)	(2,067)	(4,664)
Total deferred and other	$(14,237)	$(3,496)	$(36)
Income tax expense	$612	$10,745	$9,112
A reconciliation of the statutory U.S. federal income tax rate and the Company’s effective tax rate is as follows:

	Fiscal Years Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Statutory federal rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	12.6	(2.8)	4.1
Foreign operations	(66.8)	(12.9)	(10.7)
Change in valuation allowance	24.9	14.3	(34.9)
Noncontrolling interest	17.2	46.8	2.6
Impact of uncertain tax positions	62.2	9.1	(1.3)
Other permanent differences	(1.5)	(14.2)	1.3
Transaction costs	(0.1)	(5.1)	(0.8)
Deferred adjustments	(48.7)	(96.1)	(0.9)
Share-based compensation	(30.3)	(217.4)	—
Other	2.0	(4.9)	2.0
Effective tax rate	(7.5)%	(262.2)%	(17.6)%
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
The Company continues to assert permanent reinvestment with respect to its initial basis differences of international affiliates but does not assert indefinite reinvestment on the earnings of the foreign subsidiaries with the exception of its subsidiaries in Canada. Accordingly, no deferred taxes have been provided for with regard to the Company’s initial basis difference in international affiliates. Due to the complexities of tax law in the respective jurisdictions, it is not practicable to estimate the tax liability that might be incurred if such earnings were remitted to the U.S. The Company has not established a deferred tax liability for the earnings of the foreign subsidiaries as any distributions made from those jurisdictions are expected to be made in a tax neutral manner.

The tax effects of temporary differences are as follows:

	As of
	January 1, 2023	January 2, 2022
Deferred income tax assets:
Intangible assets	$1,499	$1,665
Accrued compensation	3,019	4,330
Insurance accruals	2,296	1,934
Share-based compensation	2,483	2,786
Deferred revenue	2,016	1,735
Transaction costs	1,481	1,397
Disallowed interest expense	20,685	10,527
Lease liabilities	107,850	101,629
Foreign net operating loss carryforward	2,147	2,565
Federal net operating loss carryforward	27,086	22,493
Federal tax credits	15,121	13,913
State net operating loss and credit carryforwards	11,888	11,169
Unrealized loss on foreign currency translation	—	3,667
Other	11,333	9,567
Gross deferred income tax assets	208,904	189,377
Valuation allowance	(27,940)	(29,972)
Deferred income tax assets, net of valuation allowance	$180,964	$159,405
Deferred income tax liabilities:
Intangible assets	$(149,928)	$(147,621)
Subsidiary investments	(12,181)	(8,038)
Property and equipment	(23,912)	(14,254)
Foreign reacquired franchise rights	(31,677)	(37,600)
Lease right of use assets	(97,076)	(93,250)
Unrealized income on foreign currency translation	(4,750)	—
Other	(1,831)	(3,683)
Gross deferred income tax liabilities	(321,355)	(304,446)
Net deferred income tax liabilities	$(140,391)	$(145,041)

The presentation of deferred income taxes on the Consolidated Balance Sheets is as follows:

	As of
	January 1, 2023	January 2, 2022
Included in:
Other assets	$2,733	$377
Deferred income taxes, net	(143,124)	(145,418)
Net deferred income tax liabilities	$(140,391)	$(145,041)
As of January 1, 2023, the Company had Net Operating Loss (“NOL”) carryforwards of approximately $249.8 million for U.S. state tax purposes and $129.0 million for U.S. federal tax purposes. As of January 2, 2022, the Company had NOL carryforwards of approximately $327.5 million for U.S. state tax purposes and $107.1 million for U.S. federal tax purposes. U.S. federal NOL carryforwards are eligible to be carried forward indefinitely. A portion of the Company’s U.S. state tax carryforwards will begin to expire in the current year. As of January 1, 2023 and January 2, 2022 the Company had foreign NOL carryforwards of approximately $7.5 million and $8.5 million, respectively. As of January 1, 2023, $4.9 million of NOL carryforwards have a 10-year carryover period and the remaining $2.7 million have either a 20-year carryover period or no expiration.
As of January 1, 2023, the Company had various tax credit carryforwards of $15.0 million for U.S. federal purposes and none for U.S. state purposes. As of January 2, 2022, the Company had various tax credit carryforwards of $13.9 million for U.S. federal purposes and none for U.S. state purposes. If not utilized, the credits can be carried forward between 10 and 20 years. A portion of the U.S. tax credit carryforwards will begin to expire in fiscal 2023. If certain substantial changes in the entity’s ownership occur, there would be an annual limitation on the amount of the NOLs and credits that can be utilized.
The valuation allowances of $27.9 million and $30.0 million as of January 1, 2023 and January 2, 2022 respectively, represent the portion of its deferred tax assets that the Company does not believe would more likely than not be realized in the future. Of the $27.9 million as of January 1, 2023, $1.5 million is for KK Mexico loss carryforwards, $11.9 million is for U.S. state tax carryforwards, and $14.5 million is for U.S. foreign tax credits and other business credits, for which sufficient taxable income is not expected to be generated. The change in valuation allowance is primarily attributable to the expiration of net operating losses, thus resulting in a reduction of the corresponding valuation allowance. Of the $30.0 million as of January 2, 2022, $2.5 million is for KK Mexico losses and capital loss carryforwards, $13.2 million is for U.S. state tax carryforwards, and $14.2 million is for U.S. foreign tax credits and other business credits, for which sufficient taxable income is not expected to be generated.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act made various tax law changes including among other things (i) modifications to the federal NOL carryback rules, (ii) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest, (iii) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), and (iv) permitted the deferral of the employer’s portion of social security taxes. The Company was able to take additional deductions as a result of the CARES Act, resulting in additional NOLs for the fiscal years ended January 1, 2023 and January 2, 2022. The Company was able to defer $7.3 million of social security taxes to future years during the fiscal year ended January 3, 2021. During the fiscal year ended January 2, 2022, the Company repaid half of the deferred social security taxes and repaid the remaining deferred social security taxes on January 3, 2023.
The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. For U.S. federal tax purposes, tax years prior to the year ended December 31, 2018 are closed for assessment purposes; however, tax years in which an NOL was generated will remain open for examination until the statute of limitations will close on tax years utilizing NOL carryforwards to reduce the tax due. Generally, the statute of limitations will close on tax years utilizing NOL carryforwards three years subsequent to the utilization of NOLs. For state purposes, the statute of limitations remains open in a similar manner for states where the Company generated NOLs.

Income tax payments, net of refunds, were $16.7 million, $13.6 million, and $9.3 million in the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	As of
	January 1, 2023	January 2, 2022
Unrecognized tax benefits at beginning of year	$18,478	$17,341
Increases related to positions taken in the current year	—	1,383
Increases (decreases) related to positions taken in prior years	(221)	(246)
Decreases related to positions taken in prior years due to lapse of statute	(4,744)	—
Unrecognized tax benefits at end of year	$13,513	$18,478
Approximately all of the aggregate $13.5 million and $18.5 million of unrecognized income tax benefits as of January 1, 2023 and January 2, 2022, respectively, would, if recognized, impact the annual effective tax rate. The Company does not believe that changes in its uncertain tax benefits will result in a material impact during the next 12 months.
The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company’s Consolidated Balance Sheets reflect approximately $1.9 million of accrued interest and penalties as of both January 1, 2023 and January 2, 2022. Interest and penalties were not material during the years presented in the Company’s Consolidated Statements of Operations.
Note 14 — Commitments and Contingencies
The Company currently is not a party to any material legal proceedings.
Resolved Litigation
TSW Foods, LLC litigation
On November 13, 2020 TSW, a reseller of certain Krispy Kreme packaged products, filed a demand for arbitration and statement of claim alleging Anticipatory Repudiation of the Master Reseller Agreement, Breach of the Master Reseller Agreement, and Breach of the Implied Covenant of Good Faith and Fair Dealing. On July 14, 2022, the Company and TSW negotiated a net settlement of approximately $3.3 million, for which the related payment has been reflected in the accompanying Consolidated Financial Statements.
Other Legal Matters
The Company also is engaged in various legal proceedings arising in the normal course of business. The Company maintains insurance policies against certain kinds of such claims and suits, including insurance policies for workers’ compensation and personal injury, all of which are subject to deductibles. While the ultimate outcome of these matters could differ from management’s expectations, management currently does not believe their resolution will have a material adverse effect on the Company’s Consolidated Financial Statements.
Purchase Commitments
The Company is exposed to the effects of commodity price fluctuations on the cost of ingredients for its products, of which flour, shortening and sugar are the most significant. In order to secure adequate supplies of products and bring greater stability to the cost of ingredients, the Company routinely enters into forward purchase contracts with vendors under which it commits to purchase agreed-upon quantities of ingredients at agreed-upon prices at specified future dates. Typically, the aggregate outstanding purchase commitment at any point in time will range from one month to several years of anticipated ingredients purchases, depending on the ingredient. In addition, from time to time the Company enters into contracts for the future delivery of equipment purchased for resale and components of doughnut-making equipment manufactured by the Company. As of January 1, 2023 and January 2, 2022, the Company had approximately $118.5 million and $132.4 million, respectively, of commitments under ingredient and other forward purchase contracts. These ingredient and other forward purchase contracts are for physical delivery in quantities expected to be used over a reasonable period in the normal course of business. These agreements often meet the definition of a derivative. However, the Company does not measure its forward purchase commitments at fair value as the amounts under contract meet the physical delivery criteria in the normal purchase exception under ASC 815, Derivatives and Hedging. While the Company has multiple vendors for most of the ingredients, the termination of the Company’s relationships with vendors with whom it has forward purchase agreements, or those vendors’ inability to honor the purchase commitments, could adversely affect the Company’s results of operations and cash flows.
Other Commitments and Contingencies
One of the Company’s primary banks issued letters of credit on its behalf totaling $11.1 million and $8.5 million as of January 1, 2023 and January 2, 2022, respectively, a majority of which secure the Company’s reimbursement obligations to insurers under its self-insurance arrangements.
Note 15 — Related Party Transactions
As of January 1, 2023, the Company had an equity ownership in three franchisees, KremeWorks USA, LLC (20% ownership), KremeWorks Canada, L.P. (25% ownership), and KK France (33% ownership), with an aggregate carrying value of $1.9 million. As of January 2, 2022, the Company had an equity ownership in two franchisees, KremeWorks USA, LLC (20% ownership) and KremeWorks Canada, L.P. (25% ownership), with an aggregate carrying value of $1.1 million. Revenues from sales of ingredients and equipment to these franchisees were $8.8 million, $7.4 million, and $6.6 million for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively. Royalty revenues from these franchisees were $1.4 million, $1.3 million, and $1.2 million in each of the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively. Trade receivables from these franchisees are included in Accounts receivable, net on the balance sheet. These transactions were conducted pursuant to franchise agreements, the terms of which are substantially the same as the agreements with unaffiliated franchisees. Refer to Note 3, Accounts Receivable, net, to the audited Consolidated Financial Statements for more information.
Keurig Dr Pepper Inc. (“KDP”), an affiliated company of JAB, licenses the Krispy Kreme trademark for the Company in the manufacturing of portion packs for the Keurig brewing system. KDP also sells beverage concentrates and packaged beverages to Krispy Kreme for resale through Krispy Kreme’s shops. Licensing revenues from KDP were $2.3 million, $1.9 million, and $1.9 million for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.
The Company had service agreements with BDT Capital Partners, LLC (“BDT”), a minority investor in KKI, to provide advisory services to the Company, including valuation services related to certain acquisitions. The Company recognized expenses of $1.1 million, $1.0 million, and $1.8 million related to the service agreements with BDT for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively. In connection with valuation assistance provided by BDT in preparation for the IPO, the Company incurred costs of $6.3 million that are capitalized in Additional paid-in capital for the fiscal year ended January 2, 2022. No related costs were incurred for the fiscal years ended January 1, 2023 nor January 3, 2021.
The Company was party to a senior unsecured note agreement (“the original agreement”) with KK GP for an aggregate principal amount of $283.1 million. In April 2019, the Company entered into an additional unsecured note with KK GP for $54.0 million (such notes together, the “Related Party Notes”). As of January 3, 2021, the outstanding amount of principal and interest was $344.6 million. The Related Party Notes were paid off in full during the second quarter of fiscal 2021. The interest expense for the fiscal years ended January 2, 2022 and January 3, 2021 was $10.4 million and $22.5 million, respectively. No interest expense was recorded for the fiscal year ended January 1, 2023.
The Company granted loans to employees of KKI, KKUK, KK Australia, KK Mexico and Insomnia Cookies for the purchase of shares in those subsidiaries. The loan balance was $4.8 million and $4.4 million as of January 1, 2023 and January 2, 2022, respectively, and it is presented as a reduction from Shareholders’ equity on the Consolidated Balance Sheet.

Note 16 — Revenue Recognition
Disaggregation of Revenues
Revenues are disaggregated as follows:

	Fiscal Years Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Company Shops, DFD and Branded Sweet Treat Line	$1,443,261	$1,305,597	$1,014,790
Mix and equipment revenue from franchisees	54,621	47,869	70,320
Franchise royalties and other	32,016	30,925	36,926
Total net revenues	$1,529,898	$1,384,391	$1,122,036
Other revenues include advertising fund contributions from franchisees, rental income, development and franchise fees, and licensing royalties from Keurig related to Krispy Kreme brands coffee sales.
Contract Balances
Deferred revenue and related receivables are as follows:

	January 1, 2023	January 2, 2022	Balance Sheet Location
Trade receivables, net of allowances of $282 and $896, respectively	$40,131	$41,132	Accounts receivables, net
Deferred revenue:
Current	$19,417	$17,458	Accrued liabilities
Noncurrent	3,946	2,981	Other long-term obligations and deferred credits
Total deferred revenue	$23,363	$20,439
Trade receivables at the end of each fiscal year relate primarily to payments due for royalties, franchise fees, advertising fees, sale of products, and licensing fees. Deferred revenue primarily represents the Company’s remaining performance obligations under gift cards and franchise and development agreements for which consideration has been received or is receivable and is generally recognized on a straight-line basis over the remaining term of the related agreement. The noncurrent portion of deferred revenue primarily relates to the remaining performance obligations in the franchise and development agreements. Of the deferred revenue balances as of January 2, 2022, $10.8 million was recognized as revenue in the fiscal year ended January 1, 2023. Of the deferred revenue balance as of January 3, 2021, $8.4 million was recognized as revenue in fiscal the year ended January 2, 2022.
Transaction Price Allocated to Remaining Performance Obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially satisfied as of January 1, 2023 is as follows:

Fiscal year
2023	$13,143
2024	3,515
2025	1,389
2026	1,811
2027	650
Thereafter	2,855
$23,363
The estimated revenue in the table above relates to gift cards, consumer loyalty programs, and franchise fees paid upfront which are recognized over the life of the franchise agreement. The estimated revenue does not contemplate future issuances of gift cards nor benefits to be earned by members of consumer loyalty programs. The estimated revenue also does not contemplate future franchise renewals or new franchise agreements for shops for which a franchise agreement or development agreement does not exist as of January 1, 2023. The Company has applied the sales-based royalty exemption which permits exclusion of variable consideration in the form of sales-based royalties from the disclosure of remaining performance obligations in the table above.
Note 17 — Net Loss per Share
The following table presents the calculations of basic and diluted EPS:

	Fiscal Years Ended
(in thousands, except per share amounts)	January 1, 2023	January 2, 2022	January 3, 2021
Net loss attributable to Krispy Kreme, Inc.	$(15,622)	$(24,506)	$(64,301)
Adjustment to net loss attributable to common shareholders	(374)	(1,468)	(477)
Net loss attributable to common shareholders — Basic	$(15,996)	$(25,974)	$(64,778)
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(143)	(122)	(10)
Net loss attributable to common shareholders — Diluted	$(16,139)	$(26,096)	$(64,788)
Basic weighted average common shares outstanding	167,471	147,655	124,987
Dilutive effect of outstanding common stock options and RSUs	—	—	—
Diluted weighted average common shares outstanding	167,471	147,655	124,987
Loss per share attributable to common shareholders:
Basic	$(0.10)	$(0.18)	$(0.52)
Diluted	$(0.10)	$(0.18)	$(0.52)
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
The following table summarizes the gross number of potential dilutive unvested RSUs excluded due to antidilution (unadjusted for the treasury stock method):

	Fiscal Years Ended
(in thousands)	January 1, 2023	January 2, 2022	January 3, 2021
KKI	4,946	5,866	4,649
KKUK	60	—	405
Insomnia Cookies	—	—	—
KK Australia	—	—	—
KK Mexico	—	—	—
The 2.6 million and 2.8 million KKI time-vested stock options were also excluded from the computations for the fiscal years ended January 1, 2023 and January 2, 2022, respectively, based on application of the treasury stock method.
Note 18 — Segment Reporting
The Company conducts business through the following three reportable segments:
•U.S. and Canada: Includes all Company-owned operations in the U.S. and Canada, including Krispy Kreme and Insomnia Cookies-branded shops, DFD, and the Branded Sweet Treat Line;
•International: Includes all Krispy Kreme’s Company-owned operations in the U.K., Ireland, Australia, New Zealand, and Mexico; and

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
The reportable segment results are as follows:

	Fiscal Years Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Net revenues:
U.S. and Canada	$1,033,125	$928,413	$782,717
International	365,916	332,995	230,185
Market Development	130,857	122,983	109,134
Total net revenues	$1,529,898	$1,384,391	$1,122,036

	Fiscal Years Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Depreciation and amortization:
U.S. and Canada	$62,377	$55,447	$43,056
International	35,717	36,139	30,438
Market Development	2,319	2,042	2,304
Corporate	9,848	7,980	4,600
Total depreciation and amortization	$110,261	$101,608	$80,398

	Fiscal Years Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Segment Adjusted EBITDA:
U.S. and Canada	$118,483	$107,571	$91,574
International	75,512	81,422	44,554
Market Development	44,421	40,824	39,060
Corporate	(47,687)	(41,872)	(29,754)
	190,729	187,945	145,434
Interest expense, net	34,102	32,622	34,741
Interest expense — related party (1)	—	10,387	22,468
Income tax expense	612	10,745	9,112
Depreciation and amortization expense	110,261	101,608	80,398
Share-based compensation	18,170	22,923	11,601
Employer payroll taxes related to share-based compensation	312	2,044	—
Other non-operating expense/(income), net (2)	3,036	2,191	(1,101)
New York City flagship Hot Light Theater Shop opening (3)	—	—	6,513
Strategic initiatives (4)	2,841	—	20,517
Acquisition and integration expenses (5)	2,333	5,255	12,679
New market penetration expenses (6)	1,511	—	—
Shop closure expenses (7)	19,465	2,766	6,269
Restructuring and severance expenses (8)	7,125	1,733	—
IPO-related expenses (9)	—	14,534	3,184
Gain on sale-leaseback	(6,549)	(8,673)	—
Other (10)	6,285	4,653	(7)
Net Loss	$(8,775)	$(14,843)	$(60,940)
(1)Consists of interest expense related to the Related Party Notes which were paid off in full during the second quarter of fiscal 2021.
(2)Primarily foreign translation gains and losses in each period.
(3)Consists of pre-opening costs related to the Company’s New York City flagship Hot Light Theater Shop opening, including shop design, rent, and additional consulting and training costs incurred and reflected in Selling, general and administrative expenses.
(4)Fiscal 2022 consists mainly of equipment disposals, equipment relocation and installation, consulting and advisory fees, and other costs associated with our shift of Branded Sweet Treat Line manufacturing capability from Burlington, Iowa to Winston-Salem, North Carolina. Fiscal 2020 consists mainly of consulting and advisory fees, personnel transition costs, and network conversion and set-up costs related to the evolution of the Company’s legacy wholesale business in the U.S.
(5)Consists of acquisition and integration-related costs in connection with the Company’s business and franchise acquisitions, including legal, due diligence, consulting and advisory fees incurred in connection with acquisition-related activities for the applicable period.
(6)Consists of start-up costs associated with entry into new countries for which the Company’s brands have not previously operated, including the Insomnia Cookies brand entering Canada and the U.K.
(7)Includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment.
(8)Fiscal 2022 consists of costs associated with restructuring of the global and U.S. executive teams. Fiscal 2021 consists of severance and related benefits costs associated with the Company’s realignment of the Company Shop organizational structure to better support the DFD and Branded Sweet Treat Line businesses.
(9)Includes consulting and advisory fees incurred in connection with preparation for and execution of the Company’s IPO.
(10)Fiscal 2022 and fiscal 2021 consist primarily of legal expenses incurred outside the ordinary course of business on matters described in Note 14, Commitments and Contingencies, to the Company’s audited Consolidated Financial Statements, including the net settlement of approximately $3.3 million negotiated with TSW in fiscal 2022. Fiscal 2020 consists primarily of fixed asset and impairment expenses, net of a gain on the sale of land, as well as $1.2 million of management fees paid to JAB.

Geographical information related to consolidated revenues and long-lived assets is as follows:

	Fiscal Years Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Net revenues:
United States	$1,049,824	$955,384	$854,097
United Kingdom	144,911	147,233	93,121
Australia / New Zealand	114,250	99,582	78,677
Mexico	96,354	77,831	53,085
All other	124,559	104,361	43,056
Total net revenues	$1,529,898	$1,384,391	$1,122,036

	Fiscal Years Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Long-lived assets:
United States	$679,706	$684,790	$625,928
United Kingdom	66,776	69,112	68,500
Australia / New Zealand	62,759	61,155	59,656
Mexico	50,481	30,944	23,094
All other	30,017	28,085	17,765
Total long-lived assets	$889,739	$874,086	$794,943
Total long-lived assets consist of Property and equipment, net and Operating lease right of use asset, net.
Note 19 — Subsequent Events
The Company evaluated subsequent events and transactions for potential recognition or disclosure in the Consolidated Financial Statements through March 2, 2023, the date the Consolidated Financial Statements were available to be issued. All subsequent events requiring recognition and disclosure have been incorporated into these Consolidated Financial Statements.
On February 8, 2023, the Company’s Board of Directors declared a $0.035 per share cash dividend payable on May 10, 2023, to shareholders of record on April 26, 2023.
In October 2022, the Company began an operations test with McDonald’s which included selling select doughnuts at nine McDonald’s restaurants in Louisville, Kentucky and the surrounding area. In February 2023, McDonald’s announced an expanded market test that would include approximately 160 locations across Louisville, Lexington, Kentucky, and the surrounding area, expected to begin in March 2023.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of January 1, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Management has assessed the effectiveness of our internal control over financial reporting as of January 1, 2023 based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of the evaluation, management concluded that our internal control over financial reporting was effective as of January 1, 2023.
Grant Thornton LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting included herein.
Changes in Internal Controls over Financial Reporting
There were no changes during the fiscal quarter ended January 1, 2023 in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item, including information about our Directors, Executive Officers, and Audit Committee and Code of Conduct, is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after January 1, 2023.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after January 1, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after January 1, 2023.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after January 1, 2023.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after January 1, 2023.

PART IV
Item 15. Exhibits and Financial Statement Schedules
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

10.1
Credit Agreement, dated June 13, 2019, by and among Cotton Parent, Inc., Krispy Kreme Doughnuts, Inc., the other borrowers party thereto, the lenders party thereto and Citibank, N.A. as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.2
Note Subscription Agreement, dated April 15, 2019, by and between Krispy Kreme, Inc. (f/k/a Krispy Kreme HoldCo, Inc.) and KK GP as Initial Holder (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.3
Note Subscription Agreement, dated April 15, 2019, by and between Krispy Kreme, Inc. (f/k/a Krispy Kreme HoldCo, Inc.) and KK GP as Initial Holder (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.4†
Krispy Kreme, Inc. 2021 Omnibus Incentive Plan (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.5†
Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.6
Investors’ Rights Agreement by and among Krispy Kreme, Inc., JAB Holdings B.V. and the Holders Listed on Schedule A thereto, dated as of July 6, 2021 (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.7†
Employment Agreement with Michael Tattersfield (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.8†
Employment Agreement with Josh Charlesworth (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.9
Term Loan Agreement, dated June 10, 2021, among Krispy Kreme Holdings, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Morgan Stanley Senior Funding, Inc. and Santander Bank, N.A., as joint lead arrangers and joint bookrunners (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

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

10.12
Master Amendment No.1, dated as of July 8, 2021, among Cotton Parent, Inc., Krispy Kreme Doughnuts, Inc., the other guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File number 001-40573, filed on July 13, 2021, and incorporated by reference herein)

10.13
Joinder to Credit Agreement, dated as of July 8, 2021, between Krispy Kreme, Inc. and Citibank, N.A., as administrative agent (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File number 001-40573, filed on July 13, 2021, and incorporated by reference herein)

10.14†
Krispy Kreme Holdings, Inc. Long-Term Incentive Plan (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.15†
Award Under the Krispy Kreme Holdings, Inc. Long-Term Incentive Plan Restricted Stock Unit Grant Notice (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.16†
Stock Option Award Terms and Conditions Under Krispy Kreme Holdings, Inc. Long-Term Incentive Plan (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.17†
Restricted Stock Unit Award Terms and Conditions Under Krispy Kreme Holdings, Inc. Long-Term Incentive Plan (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.18†
Krispy Kreme Holdings, Inc. Executive Ownership Plan (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.19†
Matching Award under the Krispy Kreme Holdings, Inc. Executive Ownership Plan Restricted Stock Unit Grant Notice (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.20
Letter Agreement, dated March 14, 2022, by and among Krispy Kreme, Inc., JAB Indulgence B.V., and JAB Holdings B.V. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File number 001-40573, filed on March 16, 2022, and incorporated by reference herein)

10.21†	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File number 001-40573, filed on February 9, 2023, and incorporated by reference herein)

10.22†
Form of Performance-Based Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, File number 001-40573, filed on February 9, 2023, and incorporated by reference herein)

10.23†	Form of Option Agreement (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, File number 001-40573, filed on February 9, 2023, and incorporated by reference herein

10.24
Exclusive distribution agreement dated March 15, 2022, by and among Krispy Kreme Doughnut Corporation and BakeMark USA LLC (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, File number 001-40573, filed on May 11, 2022, and incorporated by reference herein)

2.1	Joint Filing Agreement (filed as Exhibit 2 to the Company's Schedule 13D, File number 001-40573, filed on July 16, 2021, and incorporated by reference herein)

21.1*	List of Subsidiaries

23.1*	Consent of Grant Thornton LLP, an Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act

31.2*	Certification of Chief Financial Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act

32.1**
Certifications of Chief Executive Officer and Chief Financial Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code

101*
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended January 1, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive (Loss)/Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

Date: March 2, 2023
Krispy Kreme, Inc.

	By:	/s/ Michael Tattersfield
	Name:	Michael Tattersfield
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated as of March 2, 2023.

Signature	Title

/s/ Michael Tattersfield	Director, President and Chief Executive Officer
Michael Tattersfield	(Principal Executive Officer)

/s/ Jeremiah Ashukian	Chief Financial Officer
Jeremiah Ashukian	(Principal Financial Officer)

/s/ Joey Pruitt	Chief Accounting Officer
Joey Pruitt	(Principal Accounting Officer)

/s/ Olivier Goudet	Director, Chairman of the Board
Olivier Goudet

/s/ Paul Michaels	Director
Paul Michaels

/s/ David Bell	Director
David Bell

/s/ Gerhard Pleuhs	Director
Gerhard Pleuhs

/s/ Philip Telfer	Director
Philip Telfer

/s/ David Deno	Director
David Deno

/s/ Debbie Roberts	Director
Debbie Roberts

/s/ Lubomira Rochet	Director
Lubomira Rochet

/s/ Michelle Weese	Director
Michelle Weese

/s/ Marissa Andrada	Director
Marissa Andrada