Form 10-Q
period 2023-04-02
Krispy Kreme, Inc.
filed 2023-05-11
CIK 1857154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2023

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

The registrant had outstanding 168.2 million shares of common stock as of May 3, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Krispy Kreme, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Quarter Ended
	April 2, 2023 (13 weeks)	April 3, 2022 (13 weeks)
Net revenues
Product sales	$410,674	$364,052
Royalties and other revenues	8,276	8,480
Total net revenues	418,950	372,532
Product and distribution costs	117,833	96,111
Operating expenses	191,408	168,726
Selling, general and administrative expense	61,468	53,711
Marketing expenses	9,853	10,159
Pre-opening costs	764	1,329
Other income, net	(5,263)	(2,633)
Depreciation and amortization expense	27,939	27,841
Operating income	14,948	17,288
Interest expense, net	11,988	7,351
Other non-operating expense/(income), net	999	(321)
Income before income taxes	1,961	10,258
Income tax expense	317	3,800
Net income	1,644	6,458
Net income attributable to noncontrolling interest	1,945	2,456
Net (loss)/income attributable to Krispy Kreme, Inc.	$(301)	$4,002
Net (loss)/income per share:
Common stock — Basic	$0.00	$0.02
Common stock — Diluted	$0.00	$0.02
Weighted average shares outstanding:
Basic	168,141	167,261
Diluted	168,141	169,485
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)
(in thousands)

	Quarter Ended
	April 2, 2023 (13 weeks)	April 3, 2022 (13 weeks)
Net income	$1,644	$6,458
Other comprehensive income:
Foreign currency translation adjustment	11,092	1,334
Unrealized (loss)/income on cash flow hedges, net of income taxes (1)	(2,967)	14,234
Total other comprehensive income	8,125	15,568
Comprehensive income	9,769	22,026
Net income attributable to noncontrolling interest	1,945	2,456
Foreign currency translation adjustment attributable to noncontrolling interest	(108)	—
Total comprehensive income attributable to noncontrolling interest	1,837	2,456
Comprehensive income attributable to Krispy Kreme, Inc.	$7,932	$19,570
(1)Net of income tax benefit/(expense) of $1.0 million for the quarter ended April 2, 2023, and ($4.7 million) for the quarter ended April 3, 2022.
See accompanying notes to Condensed Consolidated Financial Statements.

 Krispy Kreme, Inc. Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	(Unaudited) April 2, 2023	January 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$29,675	$35,371
Restricted cash	409	359
Accounts receivable, net	52,053	51,089
Inventories	36,389	46,239
Taxes receivable	15,970	18,263
Prepaid expense and other current assets	21,138	26,953
Total current assets	155,634	178,274
Property and equipment, net	475,510	472,358
Goodwill	1,093,898	1,087,908
Other intangible assets, net	963,549	966,088
Operating lease right of use asset, net	433,352	417,381
Other assets	22,904	26,528
Total assets	$3,144,847	$3,148,537
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$40,216	$40,034
Current operating lease liabilities	39,963	43,160
Accounts payable	205,154	225,276
Accrued liabilities	82,961	104,424
Structured payables	77,742	103,575
Total current liabilities	446,036	516,469
Long-term debt, less current portion	776,975	739,052
Noncurrent operating lease liabilities	432,008	412,759
Deferred income taxes, net	142,304	143,124
Other long-term obligations and deferred credits	40,374	38,258
Total liabilities	1,837,697	1,849,662
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 300,000 shares authorized as of both April 2, 2023 and January 1, 2023; 168,176 and 168,137 shares issued and outstanding as of April 2, 2023 and January 1, 2023, respectively	1,682	1,681
Additional paid-in capital	1,431,649	1,426,105
Shareholder note receivable	(4,830)	(4,813)
Accumulated other comprehensive loss, net of income tax	(918)	(9,151)
Retained deficit	(223,674)	(217,490)
Total shareholders’ equity attributable to Krispy Kreme, Inc.	1,203,909	1,196,332
Noncontrolling interest	103,241	102,543
Total shareholders’ equity	1,307,150	1,298,875
Total liabilities and shareholders’ equity	$3,144,847	$3,148,537
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained (Deficit)/ Earnings	Noncontrolling Interest	Total
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized Income/(Loss) on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at January 1, 2023	168,137	$1,681	$1,426,105	$(4,813)	$(23,028)	$14,251	$(374)	$(217,490)	$102,543	$1,298,875
Net (loss)/income for the quarter ended April 2, 2023	—	—	—	—	—	—	—	(301)	1,945	1,644
Other comprehensive income/(loss) for the quarter ended April 2, 2023 before reclassifications	—	—	—	—	11,200	(781)	—	—	(108)	10,311
Reclassification from AOCI	—	—	—	—	—	(2,186)	—	—	—	(2,186)
Share-based compensation	—	—	5,545	—	—	—	—	—	—	5,545
Dividends declared on common stock and equivalents ($0.035 per share) (1)	—	—	—	—	—	—	—	(5,884)	—	(5,884)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(1,139)	(1,139)
Issuance of common stock upon settlement of RSUs, net of shares withheld	39	1	(1)	—	—	—	—	—	—	—
Other	—	—	—	(17)	—	—	—	1	—	(16)
Balance at April 2, 2023	168,176	$1,682	$1,431,649	$(4,830)	$(11,828)	$11,284	$(374)	$(223,674)	$103,241	$1,307,150
(1)Includes a $0.035 cash dividend per common share declared in the first quarter of fiscal 2023 and expected to be paid in the second quarter of fiscal 2023.
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained (Deficit) Earnings	Noncontrolling Interest	Total
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized Loss on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at January 2, 2022	167,251	$1,673	$1,415,185	$(4,382)	$8,967	$(11,001)	$(444)	$(178,409)	$104,066	$1,335,655
Net income for the quarter ended April 3, 2022	—	—	—	—	—	—	—	4,002	2,456	6,458
Other comprehensive income for the quarter ended April 3, 2022 before reclassifications	—	—	—	—	1,334	11,724	—	—	—	13,058
Reclassification from AOCI	—	—	—	—	—	2,510	—	—	—	2,510
Capital contribution by shareholders	—	—	(3)	243	—	—	—	—	—	240
Share-based compensation	—	—	5,041	—	—	—	—	—	—	5,041
Purchase of shares by noncontrolling interest	—	—	—	(58)	—	—	—	—	110	52
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,855)	—	(5,855)
Distribution to noncontrolling interest	—	—	—	21	—	—	—	—	(1,383)	(1,362)
Issuance of common stock upon settlement of RSUs, net of shares withheld	46	—	(390)	—	—	—	—	—	—	(390)
Other	—	—	(2)	(14)	—	—	—	1	—	(15)
Balance at April 3, 2022	167,297	$1,673	$1,419,831	$(4,190)	$10,301	$3,233	$(444)	$(180,261)	$105,249	$1,355,392
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Quarter Ended
	April 2, 2023 (13 weeks)	April 3, 2022 (13 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,644	$6,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	27,939	27,841
Deferred income taxes	(219)	(822)
Loss on extinguishment of debt	472	—
Impairment and lease termination charges	4,900	218
Loss on disposal of property and equipment	33	24
Gain on sale-leaseback	(9,661)	(2,374)
Share-based compensation	5,545	5,041
Change in accounts and notes receivable allowances	334	(156)
Inventory write-off	7,115	251
Settlement of interest rate swap derivatives	7,657	—
Other	(204)	(1,345)
Change in operating assets and liabilities, excluding foreign currency translation adjustments	(35,190)	(6,745)
Net cash provided by operating activities	10,365	28,391
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of property and equipment	(26,553)	(29,460)
Proceeds from sale-leaseback	10,025	3,000
Other investing activities	82	23
Net cash used for investing activities	(16,446)	(26,437)
CASH FLOWS FROM/(USED FOR) FINANCING ACTIVITIES:
Proceeds from the issuance of debt	891,698	28,000
Repayment of long-term debt and lease obligations	(852,144)	(28,697)
Payment of financing costs	(5,000)	—
Proceeds from structured payables	44,757	74,180
Payments on structured payables	(70,480)	(58,361)
Payment of contingent consideration related to a business combination	—	(900)
Capital contribution by shareholders	—	240
Payments of issuance costs in connection with IPO	—	(12,458)
Proceeds from sale of noncontrolling interest in subsidiary	—	52
Distribution to shareholders	(5,884)	(5,855)
Payments for repurchase and retirement of common stock	—	(1,466)
Distribution to noncontrolling interest	(1,139)	(1,362)
Net cash provided by/(used for) financing activities	1,808	(6,627)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,373)	(2,228)
Net decrease in cash, cash equivalents and restricted cash	(5,646)	(6,901)
Cash, cash equivalents and restricted cash at beginning of period	35,730	39,192
Cash, cash equivalents and restricted cash at end of period	$30,084	$32,291
Supplemental schedule of non-cash investing and financing activities:
(Decrease)/increase in accrual for property and equipment	$(104)	$5,489
Stock issuance under shareholder notes	—	191
Accrual for distribution to shareholders	(5,884)	(5,855)
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$29,675	$31,615
Restricted cash	409	676
Total cash, cash equivalents and restricted cash	$30,084	$32,291
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, unless otherwise specified)
Note 1 — Description of Business and Summary of Significant Accounting Policies
Description of Business
Krispy Kreme, Inc. (“KKI”) and its subsidiaries (collectively, the “Company” or “Krispy Kreme”) operates through its omni-channel business model to provide doughnut experiences and produce doughnuts for Doughnut Shops, Delivered Fresh Daily (“DFD”) outlets, and Ecommerce and delivery channels, expanding consumer access to the Krispy Kreme brand.
The Company has three reportable operating segments: 1) U.S., which includes all Krispy Kreme Company-owned operations in the U.S. and Insomnia Cookies shops; 2) International, which includes all Krispy Kreme Company-owned operations in the U.K., Ireland, Australia, New Zealand and Mexico; and 3) Market Development, which includes franchise operations across the globe, as well as Krispy Kreme Company-owned shops in Canada and Japan. Unallocated corporate costs are excluded from the Company’s measurement of segment performance.
Basis of Presentation and Consolidation
The Company operates and reports financial information on a 52 or 53-week year with the fiscal year ending on the Sunday closest to December 31. The data periods contained within fiscal years 2022 and 2023 will reflect the results of operations for the 52-week periods ended January 1, 2023 and December 31, 2023, respectively. The quarters ended April 2, 2023 and April 3, 2022 were both 13-week periods.
The unaudited Condensed Consolidated Financial Statements include the accounts of KKI and subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these interim financial statements do not include all information and footnotes required under GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of results of operations, balance sheet, cash flows, and shareholders’ equity for the periods presented. All significant intercompany balances and transactions among KKI and subsidiaries have been eliminated in consolidation. Investments in entities over which the Company has the ability to exercise significant influence but which it does not control and whose financial statements are not otherwise required to be consolidated, are accounted for using the equity method.
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto as of and for the year ended January 1, 2023, included in the Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet as of January 1, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations for the quarter ended April 2, 2023 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2023.
Noncontrolling interest in the Company’s Condensed Consolidated Financial Statements represents the interest in subsidiaries held by joint venture partners and employee shareholders. The joint venture partners hold noncontrolling interests in the Company’s consolidated subsidiaries, Awesome Doughnut, LLC (“Awesome Doughnut”), W.K.S. Krispy Kreme, LLC (“WKS Krispy Kreme”), and Krispy K Canada, Inc. (“KK Canada”). Employee shareholders hold noncontrolling interests in the consolidated subsidiaries Krispy Kreme Holding U.K. Ltd. (“KKUK”), Krispy Kreme Holdings Pty Ltd. (“KK Australia”), Krispy Kreme Mexico Holding S.A.P.I. de C.V. (“KK Mexico”) and Insomnia Cookies Holdings, LLC (“Insomnia Cookies”). Since the Company consolidates the financial statements of these subsidiaries, the noncontrolling owners’ share of each subsidiary’s net assets and results of operations are deducted and reported as noncontrolling interest on the Condensed Consolidated Balance Sheets and as net income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and comprehensive income attributable to noncontrolling interest in the Condensed Consolidated Statements of Comprehensive Income/(Loss).
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements for the year ended January 1, 2023 included in the Annual

Report on Form 10-K. There have been no material changes to the significant accounting policies during the quarter ended April 2, 2023.
Reclassifications
Segment information is prepared on the same basis that the Company’s management reviews financial information for operational decision-making purposes. Effective January 2, 2023, the Company realigned its segment reporting structure such that the Company-owned Canada business has moved from the U.S. and Canada reportable operating segment to the Market Development reportable operating segment. As a result, the U.S. and Canada reportable operating segment has been renamed to the U.S. reportable operating segment. All segment information has been restated to be consistent with current quarter presentation.
Exiting the Branded Sweet Treats Business
During the quarter ended April 2, 2023, the Company made the decision to exit its pre-packaged Branded Sweet Treats business due in part to its dilutive impact on profit margins, as well as to allow the Company to focus on its fresh doughnuts business. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Events and Transactions” included in Item 2 of Part I of this Quarterly Report on Form 10-Q for further information.
Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. It was effective for all entities as of March 12, 2020 through December 31, 2022. A company may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform by delaying the effective date of the guidance issued in ASU 2020-04 to December 31, 2024. As described in Note 8, Long-Term Debt, during the quarter ended April 2, 2023 the Company refinanced its debt with interest to be calculated prospectively with reference to the Secured Overnight Financing Rate (“SOFR”), and accordingly adopted this standard, which did not impact the financial statements presented herein.
In September 2022, the FASB issued ASU 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires certain disclosures be made by a buyer in a supplier finance program, including the key terms of the program and, for the obligations that the buyer has confirmed as valid to the finance provider, the amount outstanding that remains unpaid by the buyer as of the end of the fiscal period, a description of where those obligations are presented in the balance sheet, and a rollforward of those obligations during the fiscal period. It is effective for all entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. As such, the Company adopted this standard in the quarter ended April 2, 2023 and has disclosed the required information in Note 7, Vendor Finance Programs, other than the rollforward information which is not effective until fiscal years beginning after December 15, 2023. The Company is currently evaluating the effect of the new guidance on its annual disclosures.
Note 2 — Inventories
The components of Inventories are as follows:

	April 2, 2023	January 1, 2023
Raw materials	$20,937	$20,713
Work in progress	419	476
Finished goods and purchased merchandise (1)	15,033	25,050
Total inventories	$36,389	$46,239

(1)During the quarter ended April 2, 2023 the Company recognized inventory write-offs of $7.1 million primarily related to the decision to exit the Branded Sweet Treats business.
Note 3 — Goodwill and Other Intangible Assets, net
Goodwill
Changes in the carrying amount of goodwill by reportable segment are as follows:

	U.S.	International	Market Development	Total
Balance as of January 1, 2023	$678,068	$262,882	$146,958	$1,087,908
Foreign currency impact	—	6,005	(15)	5,990
Balance as of April 2, 2023	$678,068	$268,887	$146,943	$1,093,898
Other Intangible Assets, net
Other intangible assets consist of the following:

	April 2, 2023			January 1, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible assets with indefinite lives
Trade name	$657,900	$—	$657,900	$657,900	$—	$657,900
Intangible assets with definite lives
Franchise agreements	30,390	(9,658)	20,732	30,632	(9,372)	21,260
Customer relationships	15,000	(5,764)	9,236	15,000	(5,548)	9,452
Reacquired franchise rights (1)	389,951	(114,270)	275,681	383,002	(105,526)	277,476
Website development costs	6,500	(6,500)	—	6,500	(6,500)	—
Total intangible assets with definite lives	441,841	(136,192)	305,649	435,134	(126,946)	308,188
Total intangible assets	$1,099,741	$(136,192)	$963,549	$1,093,034	$(126,946)	$966,088
(1)Reacquired franchise rights include the impact of foreign currency fluctuations associated with the respective countries.
Amortization expense related to intangible assets included in depreciation and amortization expense was $7.3 million for the quarters ended April 2, 2023 and April 3, 2022, respectively.

Note 4 — Leases
The Company included the following amounts related to operating and finance lease assets and liabilities within the Condensed Consolidated Balance Sheets:

		As of
		April 2, 2023	January 1, 2023
Assets	Classification
Operating lease	Operating lease right of use asset, net	$433,352	$417,381
Finance lease	Property and equipment, net	26,556	26,958
Total leased assets		$459,908	$444,339
Liabilities
Current
Operating lease	Current operating lease liabilities	$39,963	$43,160
Finance lease	Current portion of long-term debt	5,216	5,034
Noncurrent
Operating lease	Noncurrent operating lease liabilities	432,008	412,759
Finance lease	Long-term debt, less current portion	27,133	27,549
Total leased liabilities		$504,320	$488,502
Lease costs were as follows:

		Quarter Ended
		April 2, 2023	April 3, 2022
Lease cost	Classification
Operating lease cost	Selling, general and administrative expense	$891	$564
Operating lease cost	Operating expenses	22,390	21,883
Short-term lease cost	Operating expenses	1,281	1,045
Variable lease costs	Operating expenses	9,345	5,007
Sublease income	Other revenues	(35)	(69)
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization expense	$1,584	$584
Interest on lease liabilities	Interest expense, net	573	445
Supplemental disclosures of cash flow information related to leases were as follows:

	Quarter Ended
	April 2, 2023	April 3, 2022
Other information
Cash paid for leases:
Operating cash flows for operating leases (1)	$29,145	$25,080
Operating cash flows for finance leases	549	449
Financing cash flows for finance leases	1,696	447
Right of use assets obtained in exchange for new lease liabilities:
Operating leases	$26,850	$7,833
Finance leases	1,421	284
(1)Operating cash flows from operating leases include variable rent payments which are not included in the measurement of lease liabilities. For the quarters ended April 2, 2023 and April 3, 2022, variable rent payments were $9.3 million and $5.0 million, respectively.
The Company recognized a net gain of $0.9 million included in Other income, net on the Condensed Consolidated Statement of Operations in the quarter ended April 2, 2023, related to the termination of leases at certain Krispy Kreme shops in the U.S.

where the Company had already recognized impairment of the corresponding right of use assets in a prior period. There were no lease termination charges in the quarter ended April 3, 2022.
In the quarter ended April 2, 2023, the Company completed a sale-leaseback transaction whereby it disposed of the land at one real estate property for proceeds of $10.0 million. The Company subsequently leased back the property, which is accounted for as an operating lease. The Company recognized a gain on sale of $9.7 million, which is included in Other income, net on the Condensed Consolidated Statement of Operations for the quarter ended April 2, 2023.
In the quarter ended April 3, 2022, the Company completed a sale-leaseback transaction whereby it disposed of the land at one real estate property for proceeds of $3.0 million. The Company subsequently leased back the property, which is accounted for as an operating lease. The Company recognized a gain on sale of $2.6 million, which is included in Other income, net on the Condensed Consolidated Statement of Operations for the quarter ended April 3, 2022.
Note 5 — Fair Value Measurements
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of April 2, 2023 and January 1, 2023:

	April 2, 2023
	Level 1	Level 2
Assets:
401(k) mirror plan assets	$6	$—
Interest rate derivatives	—	271
Commodity derivatives	—	396
Total Assets	$6	$667
Liabilities:
Foreign currency derivatives	$—	$1,094
Total Liabilities	$—	$1,094

	January 1, 2023
	Level 1	Level 2
Assets:
401(k) mirror plan assets	$6	$—
Interest rate derivatives	—	10,461
Commodity derivatives	—	514
Total Assets	$6	$10,975
Liabilities:
Foreign currency derivatives	$—	$170
Total Liabilities	$—	$170
There were no assets nor liabilities measured using Level 3 inputs and no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the quarter ended April 2, 2023 and fiscal year ended January 1, 2023. The Company’s derivatives are valued using discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates.

Note 6 — Derivative Instruments
Commodity Price Risk
The Company uses forward contracts to protect against the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar, and shortening are the most significant, and the cost of gasoline used by its delivery vehicles. Management has not designated these forward contracts as hedges. As of April 2, 2023 and January 1, 2023, the total notional amount of commodity derivatives was 2.0 million and 1.7 million gallons of gasoline, respectively. They were scheduled to mature between April 2023 and December 2024 and January 2023 and December 2024, respectively. As of April 2, 2023 and January 1, 2023, the Company recorded an asset of $0.4 million and $0.5 million, respectively, related to the fair market values of its commodity derivatives. The settlement of commodity derivative contracts is reported in the Condensed Consolidated Statements of Cash Flows as a cash flow from operating activities.
Interest Rate Risk
The Company uses interest rate swaps to manage its exposure to interest rate volatility from its debt arrangements. Management has designated the swap agreements as cash flow hedges and recognized the changes in the fair value of these swaps in other comprehensive income. As of April 2, 2023 and January 1, 2023, the Company has recorded assets of $0.3 million and $10.5 million, respectively, related to the fair market values of its interest rate derivatives. The cash flows associated with the interest rate swaps are reflected in operating activities in the Condensed Consolidated Statements of Cash Flows, which is consistent with the classification as operating activities of the interest payments on the term loan.
In the quarter ended April 2, 2023, the Company cancelled certain interest rate swap agreements with an aggregate notional amount of $265.0 million, collecting $7.7 million in cash proceeds, and entered into new agreements with the same counterparties. The primary difference between these new agreements and the prior versions included the setting of a new payment rate on the fixed component of the swaps (4.38%). At the same time, the Company also amended the benchmark interest rate on the floating component of all $505.0 million hedged notional to one-month SOFR, corresponding to the new interest rate on its refinanced credit facility discussed in Note 8, Long-Term Debt.
Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency risk primarily from its investments in consolidated subsidiaries that operate in Canada, the U.K., Ireland, Australia, New Zealand, Mexico, and Japan. In order to mitigate the impact of foreign exchange fluctuations on commercial and financial transactions with these subsidiaries, the Company enters into foreign exchange forward contracts. Management has not designated these forward contracts as hedges. As of April 2, 2023 and January 1, 2023, the total notional amount of foreign exchange derivatives was $53.9 million and $59.0 million, respectively. They matured in April 2023 and January 2023, respectively. The Company recorded liabilities of $1.1 million and $0.2 million as of April 2, 2023 and January 1, 2023, respectively, related to the fair market values of its foreign exchange derivatives.
Quantitative Summary of Derivative Positions and Their Effect on Results of Operations
The following tables present the fair values of derivative instruments included in the Condensed Consolidated Balance Sheets as of April 2, 2023 and January 1, 2023, for derivatives not designated as hedging instruments and derivatives designated as hedging instruments, respectively. The Company only has cash flow hedges that are designated as hedging instruments.

	Derivatives Fair Value
Derivatives Not Designated as Hedging Instruments	April 2, 2023	January 1, 2023	Balance Sheet Location
Commodity derivatives	$396	$514	Prepaid expense and other current assets
Total Assets	$396	$514
Foreign currency derivatives	$1,094	$170	Accrued liabilities
Total Liabilities	$1,094	$170

	Derivatives Fair Value
Derivatives Designated as Hedging Instruments	April 2, 2023	January 1, 2023	Balance Sheet Location
Interest rate derivatives	$226	$7,218	Prepaid expense and other current assets
Interest rate derivatives	45	3,243	Other assets
Total Assets	$271	$10,461
The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the quarters ended April 2, 2023 and April 3, 2022 is as follows:

	Derivative Gain/(Loss) Recognized in Income for the Quarter Ended
Derivatives Designated as Hedging Instruments	April 2, 2023	April 3, 2022	Location of Derivative Gain/(Loss) Recognized in Income
Gain/(loss) on interest rate derivatives	$2,186	$(2,510)	Interest expense, net
	$2,186	$(2,510)

	Derivative Gain/(Loss) Recognized in Income for the Quarter Ended
Derivatives Not Designated as Hedging Instruments	April 2, 2023	April 3, 2022	Location of Derivative Gain/(Loss) Recognized in Income
Loss on foreign currency derivatives	$(924)	$(363)	Other non-operating expense/(income), net
(Loss)/gain on commodity derivatives	(118)	861	Other non-operating expense/(income), net
	$(1,042)	$498
Note 7 — Vendor Finance Programs
The following table presents liabilities related to vendor finance programs which the Company participates in as a buyer as of April 2, 2023 and January 1, 2023:

	April 2, 2023	January 1, 2023	Balance Sheet Location
SCF programs	$139,112	$159,426	Accounts payable
Structured payables programs	77,742	103,575	Structured payables
Total Liabilities	$216,854	$263,001
Supply Chain Financing (“SCF”) Programs
The Company has an agreement with a third-party administrator which allows participating vendors to track its payments, and if voluntarily elected by the vendor, to sell payment obligations from the Company to financial institutions as part of the SCF program. The Company’s typical payment terms for trade payables range up to 180 days outside of the SCF program, depending on the type of vendors and the nature of the supplies or services. For vendors under the SCF Program, the Company has established payable terms ranging up to, but not exceeding, 360 days. When participating vendors elect to sell one or more of the Company’s payment obligations, the Company’s rights and obligations to settle the payables on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor’s decision to enter into these agreements and the financial institutions do not provide the Company with incentives such as rebates or profit sharing under the SCF program. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and as the terms are not impacted by the SCF program, such obligations are classified as Accounts payable on the Condensed Consolidated Balance Sheets and the associated cash flows are included in operating activities in the Condensed Consolidated Statements of Cash Flows.
Structured Payables Programs
The Company utilizes various card products issued by financial institutions to facilitate purchases of goods and services. By using these products, the Company may receive differing levels of rebates based on timing of repayment. The payment obligations under these card products are classified as Structured payables on the Condensed Consolidated Balance Sheets and the associated cash flows are included in financing activities in the Condensed Consolidated Statements of Cash Flows.

Note 8 — Long-Term Debt
The Company’s long-term debt obligations consists of the following:

	As of
	April 2, 2023	January 1, 2023
2023 Facility — term loan	$700,000	$—
2023 Facility — revolving credit facility	90,000	—
2019 Facility — term loan	—	586,250
2019 Facility — revolving credit facility	—	162,500
Less: Debt issuance costs	(5,158)	(2,247)
Finance lease obligations	32,349	32,583
Total long-term debt	817,191	779,086
Less: Current portion of long-term debt	(40,216)	(40,034)
Long-term debt, less current portion	$776,975	$739,052
2023 Secured Credit Facility
In March 2023, the Company entered into a new credit agreement (the “2023 Facility”) consisting of a $300.0 million senior secured revolving credit facility and a term loan with a principal amount of $700.0 million. The 2023 Facility is secured by a first priority lien on substantially all of the Company’s personal property assets, certain real properties, and all of the Company’s domestic wholly-owned subsidiaries.
The initial proceeds of the 2023 Facility were used, in part, to refinance the loans and commitments under the Company’s existing credit agreement (the “2019 Facility”), and thereupon terminate the 2019 Facility. The loans and commitments under the 2019 Facility were due to mature in June 2024, and the loans and commitments under the 2023 Facility will mature in March 2028. In addition to refinancing the loans and commitments under the 2019 Facility, loans made pursuant to the 2023 Facility may be used for general corporate purposes of the Company (including, but not limited to, financing working capital needs, capital expenditures, acquisitions, other investments, dividends, and stock repurchases) and for any other purpose not prohibited under the related loan documents.
The terms of the 2023 Facility are substantially similar to those of the 2019 Facility, except for the maturity date and the benchmark interest rate. Borrowings under the 2023 Facility are generally subject to an interest rate of adjusted term SOFR plus a credit spread adjustment of 0.10% plus (i) 2.25% if the Company’s leverage ratio (as defined in the 2023 Facility) equals or exceeds 4.00 to 1.00, (ii) 2.00% if the Company’s leverage ratio is less than 4.00 to 1.00 but greater than or equal to 3.00 to 1.00, or (iii) 1.75% if the Company’s leverage ratio is less than 3.00 to 1.00. The Company is required to make equal installments of 1.25% of the aggregate closing date principal amount of the term loans on the last day of each fiscal quarter (commencing with the second full fiscal quarter following the closing date). All remaining term loan and revolving loan balances are to be due five years from the closing date.
The Company capitalized $7.5 million of debt issuance costs related to the 2023 Facility, $5.3 million of which is related to the term loan and $2.2 million related to the revolving credit facility. Additionally, the Company recognized $0.5 million expenses during the quarter ended April 2, 2023 related to unamortized debt issuance costs from the 2019 Facility associated with extinguished lenders, which are included in Interest expense, net in the Condensed Consolidated Statements of Operations.
Restrictions and Covenants
The 2023 Facility requires the Company to meet a maximum leverage ratio financial test. The leverage ratio was required to be less than 5.25 to 1.00 as of the Test Period (as defined in the 2023 Facility) ending on or about January 1, 2023, which reduces to 5.00 to 1.00 for each Test Period thereafter. The leverage ratio under the 2023 Facility is defined as the ratio of (a) Total Indebtedness (as defined in the 2023 Facility, which includes all debt and finance lease obligations) minus unrestricted cash and cash equivalents to (b) a defined calculation of Adjusted EBITDA (“2023 Facility Adjusted EBITDA”) for the most recently ended Test Period. The 2023 Facility Adjusted EBITDA for purposes of these restrictive covenants includes incremental adjustments beyond those included in the Company’s Adjusted EBITDA non-GAAP measure. Specifically, the 2023 Facility Adjusted EBITDA definition includes pro forma impact of EBITDA to be received from new shop openings and acquisitions for periods not yet in operation, certain acquisition related synergies and cost optimization activities, and incremental add-backs for pre-opening costs.

The 2023 Facility also contains covenants which, among other things, generally limit (with certain exceptions): mergers, amalgamations, or consolidations; the incurrence of additional indebtedness (including guarantees); the incurrence of additional liens; the sale, assignment, lease, conveyance, or transfer of assets; certain investments; dividends and stock redemptions or repurchases in excess of certain amounts; transactions with affiliates; engaging in materially different lines of business; and other activities customarily restricted in such agreements. The 2023 Facility also prohibits the transfer of cash or other assets to the parent company, whether by dividend, loan, or otherwise, but provides for exceptions to enable the parent company to pay taxes, directors’ fees, and operating expenses, as well as exceptions to permit dividends in respect of the Company’s common stock and stock redemptions and repurchases, to the extent permitted by the 2023 Facility. Subject to certain exceptions, the borrowings under the 2023 Facility are collateralized by substantially all of the Company’s assets (including its equity interests in its subsidiaries). As of April 2, 2023 and January 1, 2023, the Company was in compliance with the financial and other covenants related to the 2023 Facility.
Note 9 — Share-based Compensation
Restricted Stock Units (“RSUs”)
The Company and certain of its subsidiaries issue time-vested RSUs under their respective executive ownership plans and long-term incentive plans.
RSU activity under the Company’s various plans during the periods presented is as follows:

(in thousands, except per share amounts)	Non-vested shares outstanding at January 1, 2023	Granted	Vested	Forfeited	Non-vested shares outstanding at April 2, 2023
KKI
RSUs	4,946	309	72	86	5,097
Weighted Average Grant Date Fair Value	$14.23	12.14	13.45	14.48	$14.11
KKUK
RSUs	60	—	—	3	57
Weighted Average Grant Date Fair Value	$15.77	—	—	21.21	$15.46
Insomnia Cookies
RSUs	38	—	—	1	37
Weighted Average Grant Date Fair Value	$101.54	—	—	123.99	$101.03
KK Australia
RSUs	354	—	78	—	276
Weighted Average Grant Date Fair Value	$1.47	—	1.36	—	$1.50
KK Mexico
RSUs	60	—	—	—	60
Weighted Average Grant Date Fair Value	$33.08	—	—	—	$33.08
The Company recorded total non-cash compensation expense related to RSUs under the plans of $4.7 million and $4.2 million for the quarters ended April 2, 2023 and April 3, 2022, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The unrecognized compensation cost related to the unvested RSUs and the weighted-average period over which such cost is expected to be recognized are as follows:

	As of April 2, 2023
	Unrecognized Compensation Cost	Recognized Over a Weighted-Average Period of
KKI	$43,814	3.1 years
KKUK	135	0.7 years
Insomnia Cookies	2,191	2.4 years
KK Australia	141	1.6 years
KK Mexico	1,350	2.7 years
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

A summary of the status of the time-vested stock options as of January 1, 2023 and changes during the first quarter of fiscal 2023 is presented below:

	Share options outstanding at				Share options outstanding at
(in thousands, except per share amounts)	January 1, 2023	Granted	Exercised	Forfeited or Expired	April 2, 2023
KKI
Options	2,569	424	—	—	2,993
Weighted Average Grant Date Fair Value	$6.10	4.72	—	—	$5.90
Weighted Average Exercise Price	$14.61	12.45	—	—	$14.30
The Company recorded total non-cash compensation expense related to the time-vested stock options of $0.9 million and $0.8 million for the quarters ended April 2, 2023 and April 3, 2022, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The unrecognized compensation cost related to the unvested stock options and the weighted-average period over which such cost is expected to be recognized are as follows:

	As of April 2, 2023
	Unrecognized Compensation Cost	Recognized Over a Weighted-Average Period of
KKI	$10,879	3.1 years
No time-vested stock options under the KKI plan vested nor were exercised during the fiscal periods presented.

Note 10 — Income Taxes
For interim tax reporting, the Company estimates a worldwide annual effective tax rate and applies that rate to the year-to-date ordinary income/(loss). The tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.
The Company’s effective income tax rates were 16.2% for the quarter ended April 2, 2023 and 37.0% for the quarter ended April 3, 2022. The Company’s effective income tax rate for the quarter ended April 2, 2023 differed from the respective statutory rates primarily due to disallowed executive compensation expense, the mix of income and taxes attributable to foreign jurisdictions, and a discrete tax benefit unrelated to ongoing operations. The Company’s effective income tax rate for the quarter ended April 3, 2022 differed from the respective statutory rates primarily due to disallowed executive compensation expense and by the mix of income and taxes attributable to foreign jurisdictions.
Note 11 — Commitments and Contingencies
Pending Litigation
In March 2023, an employee filed a lawsuit on behalf of himself and all others similarly situated against the Company, alleging violations of the Illinois Biometric Information Privacy Act. In May 2023, the Company moved for a stay pending resolution of a similar case before the Illinois Supreme Court. The Company believes that it has meritorious defenses to the complaint and will vigorously defend against these claims. At this time the Company is unable to predict the outcome of this matter, the potential loss or range of loss associated with the resolution of this matter, if any, or any potential effect it may have on the Company or its operations.
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
Other Commitments and Contingencies
One of the Company’s primary banks issued letters of credit on its behalf totaling $11.2 million and $11.1 million as of April 2, 2023 and January 1, 2023, respectively, a majority of which secure the Company’s reimbursement obligations to insurers under its self-insurance arrangements.
Note 12 — Related Party Transactions
The Company has an equity ownership in three franchisees, KremeWorks USA, LLC (20% ownership), KremeWorks Canada, L.P. (25% ownership), and Krispy Kreme Doughnuts France SAS (“KK France”) (33% ownership), with an aggregate carrying value of $1.8 million and $1.9 million as of April 2, 2023 and January 1, 2023, respectively.
Note 13 — Revenue Recognition
Disaggregation of Revenues
Revenues are disaggregated as follows:

	Quarter Ended
	April 2, 2023	April 3, 2022
Company Shops, DFD and Branded Sweet Treats	$392,814	$351,834
Mix and equipment revenue from franchisees	17,860	12,218
Franchise royalties and other	8,276	8,480
Total net revenues	$418,950	$372,532
Other revenues include advertising fund contributions from franchisees, rental income, development and franchise fees, and licensing royalties from Keurig related to Krispy Kreme brands coffee sales.

Contract Balances
Deferred revenue subject to Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and related receivables are as follows:

	April 2, 2023	January 1, 2023	Balance Sheet Location
Trade receivables, net of allowances of $469 and $282, respectively	$43,206	$40,131	Accounts receivables, net
Deferred revenue:
Current	$18,061	$19,417	Accrued liabilities
Noncurrent	4,460	3,946	Other long-term obligations and deferred credits
Total deferred revenue	$22,521	$23,363

Note 14 — Net (Loss)/Earnings per Share
The following table presents the calculations of basic and diluted EPS:

	Quarter Ended
(in thousands, except per share amounts)	April 2, 2023	April 3, 2022
Net (loss)/income attributable to Krispy Kreme, Inc.	$(301)	$4,002
Adjustment to net (loss)/income attributable to common shareholders	—	(374)
Net (loss)/income attributable to common shareholders - Basic	$(301)	$3,628
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(10)	(40)
Net (loss)/income attributable to common shareholders - Diluted	$(311)	$3,588
Basic weighted average common shares outstanding	168,141	167,261
Dilutive effect of outstanding common stock options and RSUs	—	2,224
Diluted weighted average common shares outstanding	168,141	169,485
(Loss)/earnings per share attributable to common shareholders:
Basic	$0.00	$0.02
Diluted	$0.00	$0.02
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
The following table summarizes the gross number of potential dilutive unvested RSUs excluded due to antidilution (unadjusted for the treasury stock method):

	Quarter Ended
(in thousands)	April 2, 2023	April 3, 2022
KKI	5,097	11
KKUK	7	—
Insomnia Cookies	—	10
KK Australia	276	—
KK Mexico	—	2
For the quarters ended April 2, 2023 and April 3, 2022, all 3.0 million and 2.8 million time-vested stock options, respectively, were excluded from the computation of diluted weighted average common shares outstanding based on application of the treasury stock method.

Note 15 — Segment Reporting
The Company conducts business through the three reportable segments: U.S., International, and Market Development. Unallocated corporate costs are excluded from the Company’s measurement of segment performance. These costs include general corporate expenses.
As discussed in Note 1, Description of Business and Summary of Significant Accounting Policies, effective January 2, 2023, the Company realigned its segment reporting structure such that the Company-owned Canada business has moved from the U.S. and Canada reportable operating segment to the Market Development reportable operating segment. As a result, the U.S. and Canada reportable operating segment has been renamed to the U.S. reportable operating segment. All segment information has been restated to be consistent with current quarter presentation.
The reportable segment results are as follows:

	Quarter Ended
	April 2, 2023	April 3, 2022
Net revenues:
U.S.	$281,344	$247,919
International	90,288	87,201
Market Development	47,318	37,412
Total net revenues	$418,950	$372,532

	Quarter Ended
	April 2, 2023	April 3, 2022
Segment Adjusted EBITDA:
U.S.	$38,535	$32,407
International	13,567	17,244
Market Development	16,966	12,488
Corporate	(14,140)	(13,232)
	54,928	48,907
Interest expense, net	11,988	7,351
Income tax expense	317	3,800
Depreciation and amortization expense	27,939	27,841
Share-based compensation	5,545	5,041
Employer payroll taxes related to share-based compensation	25	55
Other non-operating expense/(income), net (1)	999	(321)
Strategic initiatives (2)	13,469	—
Acquisition and integration expenses (3)	91	517
New market penetration expenses (4)	94	110
Shop closure (income)/expenses, net (5)	(679)	230
Restructuring and severance expenses (6)	580	—
Gain on sale-leaseback	(9,661)	(2,374)
Other (7)	2,577	199
Net income	$1,644	$6,458

(1)Primarily foreign translation gains and losses in each period.
(2)The quarter ended April 2, 2023 consists primarily of costs associated with the decision to exit the Branded Sweet Treats business, including property, plant and equipment impairments, inventory write-offs, employee severance, and other related costs.
(3)Consists of acquisition and integration-related costs in connection with the Company’s business and franchise acquisitions, including legal, due diligence, and advisory fees incurred in connection with acquisition and integration-related activities for the applicable period.

(4)Consists of start-up costs associated with entry into new countries for which the Company’s brands have not previously operated, including the Insomnia Cookies brand entering Canada and the U.K.
(5)Includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment.
(6)The quarter ended April 2, 2023 consists primarily of costs associated with restructuring of the global and U.S. executive teams.
(7)The quarters ended April 2, 2023 and April 3, 2022 consist primarily of legal and other regulatory expenses incurred outside the ordinary course of business. The regulatory expenses incurred in the quarter ended April 2, 2023 relate to previous business acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended January 1, 2023, and in other reports filed subsequently with the SEC.
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties. The words “believe,” “may,” “could,” “will,” “should,” “anticipate,” “estimate,” “expect,” “outlook,” “guidance,” or similar words, or the negative of these words, identify forward-looking statements. Such forward-looking statements are based on certain assumptions and estimates that we consider reasonable but are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial conditions, business, prospects, growth strategy and liquidity. Accordingly, there are, or will be, important factors that could cause our actual results to differ materially from those indicated in these statements. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results could differ materially from the forward-looking statements included herein. Factors that could cause actual results to differ from those expressed in forward-looking statements include, without limitation, the risks and uncertainties described under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2023, filed by us with the SEC and described in the other filings we make from time to time with the SEC. We believe that these factors include, but are not limited to, the impact of pandemics, changes in consumer preferences, the impact of inflation, and our ability to execute on our omni-channel business strategy. These forward-looking statements are made only as of the date of this document, and we do not undertake any obligation, other than as may be required by applicable law, to update or revise any forward-looking or cautionary statement to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise.
Overview
Krispy Kreme is one of the most beloved and well-known sweet treat brands in the world. Krispy Kreme operates in over 30 countries with our transformational omni-channel strategy, which focuses on delivering fresh doughnuts such as our iconic Original Glazed® doughnut, which is universally recognized for its hot-off-the-line, melt-in-your-mouth experience, to where our consumers are located and want to have access to them. Global Points of Access are a key metric and we define them as our unique network of fresh Doughnut Shops, partnerships with leading retailers (DFD Doors), and a rapidly growing Ecommerce and delivery business. Our purpose of touching and enhancing lives through the joy that is Krispy Kreme guides how we operate every day and is reflected in the love we have for our people, our communities, and the planet.
The following table presents a summary of our financial results for the periods presented:

	Quarter Ended
(in thousands except percentages)	April 2, 2023	April 3, 2022	% Change
Net Revenues (1)	$418,950	$372,532	12.5%
Net Income	1,644	6,458	-74.5%
Adjusted Net Income, Diluted	15,261	13,213	15.5%
Adjusted EBITDA	54,928	48,907	12.3%
(1)We generated 14.4% organic revenue growth for the quarter ended April 2, 2023.
Significant Events and Transactions
Executing on our Omni-Channel Strategy
We made strong progress on the execution of our omni-channel strategy to start the year, as we continue to add quality Global Points of Access across our network as we convert markets into fully implemented Hub and Spoke models (refer to “Key Performance Indicators and Non-GAAP Measures” below for more information as to how we define the Hub and Spoke model). We added 573 new Global Points of Access in the first quarter of fiscal 2023 to surpass 12,400 Global Points of Access. The primary driver of the increased Global points of Access during the first quarter was the continued expansion of our DFD network in alignment with our transformation strategy, as we added 534 DFD Doors globally, including 352 DFD Doors to the U.S. segment, 111 to the International segment, and 71 to the Market Development segment. The increase in DFD Doors is the result of our focus on executing our omni-channel strategy to drive our transformation, and includes our expansion into Quick Service Restaurant (“QSR”) channels such as our test collaboration with McDonald’s, where we have now expanded our offering of doughnuts to over 160 McDonald’s locations in Louisville and Lexington, Kentucky and the surrounding area.
The capital-efficient Hub and Spoke distribution model, which originated within our International segment and now drives our expansion strategy for the U.S. and globally due to its convincing advantages, increases accessibility to our consumers and drives higher profitability and increased margins, evidenced by the adjusted EBITDA margin expansion of 60 basis points to 13.7% for the U.S. segment in the first quarter of fiscal 2023 compared to the same quarter last year. We expect DFD growth to continue to be one of our most significant drivers of earnings growth, through both increased door count and growth in average revenue per door (“APD”), which rose by 8% in the U.S. in the first quarter of fiscal 2023 compared to the same quarter last year.
Growing our Global Presence
Another of our key strategic initiatives is to increase our global presence as we become the Most Loved Sweet Treat Brand in the World. We continue to focus on growing the percentage of our revenues and Adjusted EBITDA generated outside the U.S. We expect to open in at least five new countries in fiscal 2023, with a key focus in Western Europe and select Asian and South American countries. We have recently signed new franchise agreements and have opened or plan to open Krispy Kreme-branded shops in Chile, Costa Rica, Ecuador, France, Jamaica, Kazakhstan, and Switzerland in the near future, and we expect to have further announcements throughout the year as we grow our global business.
Ecommerce, Brand, and Innovation
Ecommerce represented 19.6% of our Doughnut and Cookie shop sales (excluding DFD) for the first quarter of fiscal 2023, up from 17.4% in the same quarter last year. We continue to expand the delivery radius in several key markets around the world through partnerships with third-party aggregators.
Innovation is a significant driver of frequency as we create and introduce premium, fresh, and buzz-worthy offerings to consumers across our Global Points of Access. High profile initiatives during the first quarter of fiscal 2023 included limited time offerings (“LTOs”) and seasonal activations such as Biscoff® Doughnuts, Valentine’s Day, and St. Patrick’s Day, among many others around the world.

THIS VALENTINE'S DAY, WE'RE
choc-full-of
LOVE
with HERSHEY'S
KISSES

SHARE A
Good As Gold Dozen
THIS St. Patricks Day
Krispy Kreme
12
HAPPY St. Patrick's Day

CREATED WITH
Lotus
Biscoff
Lotus Since 1932
Biscoff
DOUGHNUTS

THE Reese's REMIX
REESE'S Outrageous
REESE'S Salty Sweet Crisp
REESE'S Salty Sweet Crunch
FEAT.
SALTY SWEET

Exiting the Branded Sweet Treats Business
During the first quarter of fiscal 2023, we made the decision to exit our pre-packaged Branded Sweet Treats business due in part to its dilutive impact on profit margins, as well as to allow us to focus on our fresh doughnuts business. In fiscal 2022, the Branded Sweet Treats business generated approximately $36 million revenues and had a dilutive impact on adjusted EBITDA margins. As a result, we discontinued production at our Concord, North Carolina and Winston-Salem, North Carolina manufacturing facilities and are in process of negotiating the sale of our remaining inventory to existing customers as well as donating to local food banks. As such, we recognized approximately $13.4 million non-recurring expenses during the first quarter, including property, plant and equipment impairments, inventory write-offs, employee severance, and other related costs.
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
The following table presents our Global Points of Access, by segment and type, as of the end of the first quarter of fiscal 2023, the first quarter of fiscal 2022, and fiscal 2022, respectively:

	Global Points of Access (1)
	Quarter Ended		Fiscal Year Ended
	April 2, 2023	April 3, 2022	January 1, 2023
U.S.: (2)
Hot Light Theater Shops	228	240	234
Fresh Shops	67	61	62
Cookie Shops	239	217	231
Carts, Food Trucks, and Other (3)	—	2	—
DFD Doors (5)	6,081	5,411	5,729
Total	6,615	5,931	6,256
International:
Hot Light Theater Shops	34	32	37
Fresh Shops	395	376	388
Carts, Food Trucks, and Other (3)	16	1	14
DFD Doors	3,143	2,794	3,032
Total	3,588	3,203	3,471
Market Development: (4)
Hot Light Theater Shops	115	113	115
Fresh Shops	898	810	873
Carts, Food Trucks, and Other (3)	28	31	27
DFD Doors	1,166	939	1,095
Total	2,207	1,893	2,110
Total Global Points of Access (as defined)	12,410	11,027	11,837
Total Hot Light Theater Shops	377	385	386
Total Fresh Shops	1,360	1,247	1,323
Total Cookie Shops	239	217	231
Total Shops	1,976	1,849	1,940
Total Carts, Food Trucks, and Other	44	34	41
Total DFD Doors	10,390	9,144	9,856
Total Global Points of Access (as defined)	12,410	11,027	11,837
(1)Excludes the recently exited Branded Sweet Treats distribution points.

(2)Includes Points of Access that were acquired from a franchisee in the U.S. in the third quarter of fiscal 2022. These Points of Access were previously included in the Market Development segment prior to the acquisition date.
(3)Carts and Food Trucks are non-producing, mobile (typically on wheels) facilities without walls or a door where product is received from a Hot Light Theater Shop or Doughnut Factory. Other includes a vending machine. Points of Access in this category are primarily found in international locations, in airports, train stations, etc.
(4)Includes locations in Japan and Canada, which are Company-owned. All remaining Points of Access in the Market Development segment relate to our franchise business.
(5)Includes over 160 McDonald’s test shops located in Louisville and Lexington, Kentucky and the surrounding area as of April 2, 2023.
As of April 2, 2023, we had 12,410 global points of access, with 1,976 Krispy Kreme and Insomnia Cookies branded shops, 44 Carts and Food Trucks, and 10,390 DFD Doors. During the first quarter of fiscal 2023, we added a net 36 additional shops globally, including 37 Fresh Shops and eight Insomnia Cookie Shops in locations such as Washington, D.C., Indianapolis, Indiana, and Denver, Colorado. In the quarter, one Hot Light Theater Shop was opened in Mayfield Heights, Ohio. As we continue our Krispy Kreme U.S. transformation, we also completed the strategic exit or conversion of certain Hot Light Theater Shops. We added a net 534 new DFD Doors during the quarter as we continue to focus on the expansion of our Hub and Spoke model and our expansion into QSR channels such as our test collaboration with McDonald’s. We plan to continue adding new locations and expanding our Ecommerce and delivery platform in order to extend the availability of our products.
We also utilize “Hubs” as a key performance indicator. Our transformation is driven by the implementation of an omni-channel strategy to reach more consumers where they are and drive revenue growth, and this strategy is supported by a capital-efficient Hub and Spoke distribution model that provides a route to market and powers profitability. Our Hot Light Theater Shops and Doughnut Factories serve as centralized production facilities (“Hubs”). From these Hubs, we deliver doughnuts to our Fresh Shops, Carts and Food Trucks, and DFD Doors (“Spokes”) through an integrated network of Company-operated delivery routes, ensuring quality and freshness. Specific to the U.S. segment, certain legacy Hubs have not historically had Spokes. Many Hubs in the U.S. segment are being converted to add Spokes while certain legacy Hubs do not currently have the ability or need to add Spokes.
The following table presents our Hubs, by segment and type, as of the end of the first quarter of fiscal 2023, the first quarter of fiscal 2022 and fiscal 2022, respectively:

	Hubs
	Quarter Ended		Fiscal Year Ended
	April 2, 2023	April 3, 2022	January 1, 2023
U.S.:
Hot Light Theater Shops (1)	221	237	228
Doughnut Factories	4	4	4
Total	225	241	232
Hubs with Spokes	137	122	133
Hubs without Spokes	88	119	99
International:
Hot Light Theater Shops (1)	28	26	28
Doughnut Factories	11	11	11
Total	39	37	39
Hubs with Spokes	39	37	39
Market Development:
Hot Light Theater Shops (1)	109	110	110
Doughnut Factories	27	27	27
Total	136	137	137
Total Hubs	400	415	408
(1)Includes only Hot Light Theater Shops and excludes Mini Theaters. A Mini Theater is a Spoke location that produces some doughnuts for itself and also receives doughnuts from another producing location.

Non-GAAP Measures
We report our financial results in accordance with generally accepted accounting principles in the U.S. (“GAAP”); however, management evaluates our results of operations using, among other measures, organic revenue growth, adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), and Adjusted Net Income, Diluted as we believe these non-GAAP measures are useful in evaluating our operating performance.
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
Organic Revenue Growth
Organic revenue growth measures our revenue growth trends excluding the impact of acquisitions and foreign currency, and we believe it is useful for investors to understand the expansion of our global footprint through internal efforts. We define “organic revenue growth” as the growth in revenues, excluding (i) acquired shops owned by us for less than 12 months following their acquisition, (ii) the impact of foreign currency exchange rate changes, (iii) shop closures related to restructuring programs such as the shop portfolio optimization program initiated for Krispy Kreme U.S. during fiscal 2022, and (iv) the impact of revenues generated during the 53rd week for those fiscal years that have a 53rd week based on our fiscal calendar defined in Note 1, Description of Business and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. See “Results of Operations” for our organic growth calculations for the periods presented.
Adjusted EBITDA and Adjusted Net Income, Diluted
We define “Adjusted EBITDA” as earnings before interest expense, net, income tax expense/(benefit), and depreciation and amortization, with further adjustments for share-based compensation, certain strategic initiatives, acquisition and integration expenses, and other certain non-recurring, infrequent or non-core income and expense items. Adjusted EBITDA enables operating performance to be reviewed across reporting periods on a consistent basis and is one of the principal measures used by management to evaluate and monitor our operating performance.
We define “Adjusted Net Income, Diluted” as net (loss)/income attributable to common shareholders, adjusted for interest expense, share-based compensation, certain strategic initiatives, acquisition and integration expenses, amortization of acquisition-related intangibles, the tax impact of adjustments, and other certain non-recurring, infrequent or non-core income and expense items.
Adjusted EBITDA and Adjusted Net Income, Diluted have certain limitations, including adjustments for income and expense items that are required by GAAP. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as share-based compensation. Our presentation of Adjusted EBITDA and Adjusted Net Income, Diluted should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using Adjusted EBITDA and Adjusted Net Income, Diluted supplementally.

The following tables present a reconciliation of net income to Adjusted EBITDA and net income to Adjusted Net Income, Diluted for the periods presented:

	Quarter Ended
(in thousands)	April 2, 2023	April 3, 2022
Net income	$1,644	$6,458
Interest expense, net	11,988	7,351
Income tax expense	317	3,800
Depreciation and amortization expense	27,939	27,841
Share-based compensation	5,545	5,041
Employer payroll taxes related to share-based compensation	25	55
Other non-operating expense/(income), net (1)	999	(321)
Strategic initiatives (2)	13,469	—
Acquisition and integration expenses (3)	91	517
New market penetration expenses (4)	94	110
Shop closure (income)/expenses, net (5)	(679)	230
Restructuring and severance expenses (6)	580	—
Gain on sale-leaseback	(9,661)	(2,374)
Other (7)	2,577	199
Adjusted EBITDA	$54,928	$48,907

	Quarter Ended
(in thousands, except per share amounts)	April 2, 2023	April 3, 2022
Net income	$1,644	$6,458
Share-based compensation	5,545	5,041
Employer payroll taxes related to share-based compensation	25	55
Other non-operating expense/(income), net (1)	999	(321)
Strategic initiatives (2)	13,469	—
Acquisition and integration expenses (3)	91	517
New market penetration expenses (4)	94	110
Shop closure (income)/expenses, net (5)	(679)	230
Restructuring and severance expenses (6)	580	—
Gain on sale-leaseback	(9,661)	(2,374)
Other (7)	2,577	199
Amortization of acquisition related intangibles (8)	7,273	7,246
Loss on extinguishment of 2019 Facility (9)	472	—
Tax impact of adjustments (10)	(4,656)	(1,078)
Tax specific adjustments (11)	(557)	—
Net income attributable to noncontrolling interest	(1,945)	(2,456)
Adjustment to adjusted net income attributable to common shareholders	—	(374)
Adjusted net income attributable to common shareholders - Basic	$15,271	$13,253
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(10)	(40)
Adjusted net income attributable to common shareholders - Diluted	$15,261	$13,213
Basic weighted average common shares outstanding	168,141	167,261
Dilutive effect of outstanding common stock options and RSUs	1,850	2,224
Diluted weighted average common shares outstanding	169,991	169,485
Adjusted net income per share attributable to common shareholders:
Basic	$0.09	$0.08
Diluted	$0.09	$0.08
(1)Primarily foreign translation gains and losses in each period.
(2)The quarter ended April 2, 2023 consists primarily of costs associated with the decision to exit the Branded Sweet Treats business, including property, plant and equipment impairments, inventory write-offs, employee severance, and other related costs.
(3)Consists of acquisition and integration-related costs in connection with the Company’s business and franchise acquisitions, including legal, due diligence, and advisory fees incurred in connection with acquisition and integration-related activities for the applicable period.
(4)Consists of start-up costs associated with entry into new countries for which the Company’s brands have not previously operated, including the Insomnia Cookies brand entering Canada and the U.K.
(5)Includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment.
(6)The quarter ended April 2, 2023 consists primarily of costs associated with restructuring of the global and U.S. executive teams.
(7)The quarters ended April 2, 2023 and April 3, 2022 consist primarily of legal and other regulatory expenses incurred outside the ordinary course of business. The regulatory expenses incurred in the quarter ended April 2, 2023 relate to previous business acquisitions.
(8)Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the Condensed Consolidated Statements of Operations.
(9)Includes interest expenses related to unamortized debt issuance costs from the 2019 Facility associated with extinguished lenders as a result of the March 2023 debt refinancing described in Note 8, Long-Term Debt to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
(10)Tax impact of adjustments calculated applying the applicable statutory rates. The quarters ended April 2, 2023 and April 3, 2022 also include the impact of disallowed executive compensation expense.
(11)The quarter ended April 2, 2023 consists of a discrete tax benefit unrelated to ongoing operations.

Sales Per Hub
In order to measure the effectiveness of our Hub and Spoke model, we use “Sales per Hub” on a trailing four-quarter basis, which includes all revenue generated from a Hub and its associated Spokes. Sales per Hub equals Fresh Revenues from Hubs with Spokes, divided by the average number of Hubs with Spokes during the period. Fresh Revenues include product sales generated from our Doughnut Shop business (including Ecommerce and delivery), as well as DFD sales, but excluding all Insomnia Cookies revenues as the measure is focused on the Krispy Kreme business. The Average Hub with Spokes for a period is calculated as the average of the number of Hubs with Spokes at the end of the five most recent quarters. The Sales per Hub performance measure allows us and investors to measure our effectiveness at leveraging the Hubs in the Hub and Spoke model to distribute product and generate cost efficiencies and profitability.
Sales per Hub was as follows for each of the periods below:

	Trailing Four Quarters Ended	Fiscal Year Ended
(in thousands, unless otherwise stated)	April 2, 2023	January 1, 2023	January 2, 2022
U.S.:
Revenues	$1,043,675	$1,010,250	$923,129
Non-Fresh Revenues (1)	(34,112)	(38,380)	(37,311)
Fresh Revenues from Insomnia Cookies and Hubs without Spokes (2)	(414,432)	(404,430)	(414,899)
Sales from Hubs with Spokes	595,131	567,440	470,919
Sales per Hub (millions)	4.6	4.5	4.0

International:
Sales from Hubs with Spokes (3)	$369,003	$365,916	$332,995
Sales per Hub (millions) (4)	9.8	9.8	8.4
(1)Includes the exited Branded Sweet Treats business revenues.
(2)Includes Insomnia Cookies revenues and Fresh Revenues generated by Hubs without Spokes.
(3)Total International net revenues is equal to Fresh Revenues from Hubs with Spokes for that business segment.
(4)International Sales per Hub comparative data has been restated in constant currency based on current exchange rates.
In our International segment, where the Hub and Spoke model originated, Sales per Hub was $9.8 million, consistent with the $9.8 million generated in the full fiscal year 2022, and up from the $8.4 million generated in the full fiscal year 2021. The International segment illustrates the benefits of leveraging our Hub and Spoke model as the most efficient way to grow the business, as shown by the consistent Sales per Hub despite global supply chain disruptions and the challenging macroeconomic conditions negatively impacting consumer demand. In the U.S. segment, we had Sales per Hub of $4.6 million, up from $4.5 million generated in the full fiscal year 2022 and up from $4.0 million generated in the full fiscal year 2021. U.S growth was driven by our efforts to increase the number of DFD Doors served by our Hubs and to increase APD for the DFD Door portfolio, as the segment makes progress toward optimizing the model to look more like our International segment. As we further extend the Hub and Spoke model into existing and new markets around the world, we expect to see this measure continue to grow.

Results of Operations
The following comparisons are historical results and are not indicative of future results which could differ materially from the historical financial information presented.
Quarter ended April 2, 2023 compared to the Quarter ended April 3, 2022
The following table presents our unaudited condensed consolidated results of operations for the quarter ended April 2, 2023 and the quarter ended April 3, 2022:

	Quarter Ended
	April 2, 2023		April 3, 2022		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$410,674	98.0%	$364,052	97.7%	$46,622	12.8%
Royalties and other revenues	8,276	2.0%	8,480	2.3%	(204)	-2.4%
Total net revenues	418,950	100.0%	372,532	100.0%	46,418	12.5%
Product and distribution costs	117,833	28.1%	96,111	25.8%	21,722	22.6%
Operating expenses	191,408	45.7%	168,726	45.3%	22,682	13.4%
Selling, general and administrative expense	61,468	14.7%	53,711	14.4%	7,757	14.4%
Marketing expenses	9,853	2.4%	10,159	2.7%	(306)	-3.0%
Pre-opening costs	764	0.2%	1,329	0.4%	(565)	-42.5%
Other income, net	(5,263)	-1.3%	(2,633)	-0.7%	(2,630)	-99.9%
Depreciation and amortization expense	27,939	6.7%	27,841	7.5%	98	0.4%
Operating income	14,948	3.6%	17,288	4.6%	(2,340)	-13.5%
Interest expense, net	11,988	2.9%	7,351	2.0%	4,637	63.1%
Other non-operating expense/(income), net	999	0.2%	(321)	-0.1%	1,320	411.2%
Income before income taxes	1,961	0.5%	10,258	2.8%	(8,297)	-80.9%
Income tax expense	317	0.1%	3,800	1.0%	(3,483)	-91.7%
Net income	1,644	0.4%	6,458	1.7%	(4,814)	-74.5%
Net income attributable to noncontrolling interest	1,945	0.5%	2,456	0.7%	(511)	-20.8%
Net (loss)/income attributable to Krispy Kreme, Inc.	$(301)	-0.1%	$4,002	1.1%	$(4,303)	-107.5%
Royalties and other revenues: Royalties and other revenues decreased $0.2 million, or 2.4%, from the first quarter of fiscal 2022 to the first quarter of fiscal 2023, and were impacted by the acquisition of a U.S. franchisee in the third quarter of fiscal 2022.

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the quarter ended April 2, 2023 compared to the quarter ended April 3, 2022:

(in thousands, except percentages)	U.S.	International	Market Development	Total Company
Total net revenues in first quarter of fiscal 2023	$281,344	$90,288	$47,318	$418,950
Total net revenues in first quarter of fiscal 2022	247,919	87,201	37,412	372,532
Total Net Revenues Growth	33,425	3,087	9,906	46,418
Total Net Revenues Growth %	13.5%	3.5%	26.5%	12.5%
Less: Impact of shop optimization closures	(3,187)	—	—	(3,187)
Adjusted net revenues in first quarter of fiscal 2022	244,732	87,201	37,412	369,345
Adjusted Net Revenue Growth	36,612	3,087	9,906	49,605
Impact of acquisitions	(3,080)	—	893	(2,187)
Impact of foreign currency translation	—	3,308	2,471	5,779
Organic Revenue Growth	$33,532	$6,395	$13,270	$53,197
Organic Revenue Growth %	13.7%	7.3%	35.5%	14.4%
Total net revenue growth of $46.4 million, or approximately 12.5%, and organic revenue growth of $53.2 million, or approximately 14.4%, was driven by the continued and successful execution of our growth strategy deploying our omni-channel approach globally. We have continued to increase availability through new Global Points of Access, including capital-light DFD Doors, and via Ecommerce and delivery. Additionally, we have continued to take pricing actions to offset cost inflation, including in the first quarter of fiscal 2023.
U.S. segment net revenue grew $33.4 million, or approximately 13.5%, and organic revenue increased $33.5 million, or approximately 13.7%, from the first quarter of fiscal 2022 to the first quarter of fiscal 2023. Organic growth was driven by an additional 684 Points of Access compared to the first quarter of fiscal 2022, higher Ecommerce and delivery revenues, growth in DFD APD, as well as a strong performance in Insomnia Cookies, partially offset by a decrease in Branded Sweet Treats revenue as we made the decision to exit the business in the first quarter of fiscal 2023. Our organic growth has also been supplemented by effective pricing increases, leading to an increase in the average transaction size, but offset some by transaction declines.
Our International segment net revenue grew $3.1 million, or approximately 3.5%, from the first quarter of fiscal 2022 to the first quarter of fiscal 2023, in spite of foreign currency translation impacts of $3.3 million from a strengthening U.S. dollar. International organic revenue grew $6.4 million, or approximately 7.3%, from the first quarter of fiscal 2022 to the first quarter of fiscal 2023, driven by Points of Access increasing by 385, or 12%, compared to the first quarter of fiscal 2022.
Our Market Development segment net revenue increased $9.9 million, or approximately 26.5%, from the first quarter of fiscal 2022 to the first quarter of fiscal 2023, in spite of the impacts of certain foreign currencies devaluing against the U.S. dollar. When adjusted for the impacts of acquisitions and foreign currency, Market Development organic revenue grew $13.3 million, or approximately 35.5%, from the first quarter of fiscal 2022 to the first quarter of fiscal 2023, driven by strong performance in our international franchise markets, Canada, and Japan, including benefits from DFD expansion.
Product and distribution costs (exclusive of depreciation and amortization): Product and distribution costs increased $21.7 million, or 22.6%, from the first quarter of fiscal 2022 to the first quarter of fiscal 2023, largely attributable to the same factors as our revenue growth. Product and distribution costs as a percentage of revenue increased by approximately 230 basis points from 25.8% in the first quarter of fiscal 2022 to 28.1% in the first quarter of fiscal 2023. This increase was primarily driven by $7.6 million inventory write-offs and employee severance expenses associated with the exit of the Branded Sweet Treats business, and was also impacted by inflationary pressures on commodities and logistics costs in the first quarter of fiscal 2023.
Operating expenses: Operating expenses increased $22.7 million, or 13.4%, from the first quarter of fiscal 2022 to the first quarter of fiscal 2023, driven mainly by labor cost inflation and investments to support growth. Operating expenses as a percentage of revenue increased approximately 40 basis points, from 45.3% in the first quarter of fiscal 2022 to 45.7% in the first quarter of fiscal 2023, primarily due to the labor cost inflation, particularly internationally. This has been partially offset by efficiency benefits in the U.S. from DFD expansion as we execute our Hub and Spoke transformation.

Selling, general and administrative expense: Selling, general and administrative (“SG&A”) expense increased $7.8 million, or 14.4%, from the first quarter of fiscal 2022 to the first quarter of fiscal 2023. As a percentage of revenue, SG&A expense increased approximately 30 basis points, from 14.4% in the first quarter of fiscal 2022 to 14.7% in the first quarter of fiscal 2023, primarily driven by strategic investments in global leadership.
Marketing expenses: Marketing expenses decreased $0.3 million, or 3.0%, from the first quarter of fiscal 2022 to the first quarter of fiscal 2023, primarily driven by the timing of promotional activity.
Other income, net: Other income, net of $5.3 million in the first quarter of fiscal 2023 was primarily driven by a gain on a sale-leaseback transaction of $9.7 million, partially offset by $5.4 million of property, plant and equipment impairments associated with the decision to exit the Branded Sweet Treats business. Other income, net of $2.6 million in the first quarter of fiscal 2022 was primarily driven by a gain on a sale-leaseback transaction of $2.6 million. Refer to Note 4, Leases to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
Depreciation and amortization expense: Depreciation and amortization expense increased $0.1 million, or 0.4%, from the first quarter of fiscal 2022 to the first quarter of fiscal 2023. As a percentage of revenue, depreciation and amortization expense decreased approximately 80 basis points, from 7.5% in the first quarter of fiscal 2022 to 6.7% in the first quarter of fiscal 2023, primarily driven by lower capital spend associated with capital-light DFD expansion, as well as the impact of asset write-offs related to the U.S. shop optimization closures in fiscal 2022.
Interest expense, net: Interest expense, net increased $4.6 million, or 63.1%, from the first quarter of fiscal 2022 to the first quarter of fiscal 2023. The increase was primarily driven by increases in the benchmark interest rates associated with the unhedged portion of our variable rate long-term debt. The increase also includes $0.5 million expenses related to our debt refinancing discussed in Note 8, Long-Term Debt to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Income tax expense: Income tax expense decreased $3.5 million or 91.7% from the first quarter of fiscal 2022 to the first quarter of fiscal 2023. The decrease was primarily driven by lower pre-tax results, a decrease in disallowed executive compensation expense, and a discrete tax benefit unrelated to ongoing operations. Income tax expense was also impacted by the mix of income between the U.S. and foreign jurisdictions.
Net income attributable to noncontrolling interest: Net income attributable to noncontrolling interest decreased $0.5 million or 20.8%, from the first quarter of fiscal 2022 to the first quarter of fiscal 2023, driven by less earnings allocated to certain consolidated subsidiaries, particularly Awesome Doughnut, WKS Krispy Kreme, and Insomnia Cookies.
Results of Operations by Segment – Quarter ended April 2, 2023 compared to the Quarter ended April 3, 2022
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Quarter Ended		Change
(in thousands, except percentages)	April 2, 2023	April 3, 2022	$	%
Adjusted EBITDA
U.S.	$38,535	$32,407	$6,128	18.9%
International	13,567	17,244	(3,677)	-21.3%
Market Development	16,966	12,488	4,478	35.9%
Corporate	(14,140)	(13,232)	(908)	-6.9%
Total Adjusted EBITDA (1)	$54,928	$48,907	$6,021	12.3%
(1)    Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net income.
U.S. segment Adjusted EBITDA increased $6.1 million, or 18.9%, with margin expansion of 60 basis points to 13.7% in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022, driven primarily by the efficiencies from Hub and Spoke expansion and improvements from the Krispy Kreme U.S. portfolio optimization of our Hubs without Spokes. We also effectively offset commodity inflation and labor pressures by implementing pricing increases, including during the first quarter of fiscal 2023.
International segment Adjusted EBITDA decreased $3.7 million, or 21.3%, with margin decline of 480 basis points to 15.0% in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022, primarily driven by cost inflation.
Market Development segment Adjusted EBITDA increased $4.5 million, or 35.9%, with margin expansion of 250 basis points to 35.9% in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022, driven mainly by strong margin improvement in our Company-owned Japan and Canada businesses from Hub and Spoke efficiencies. Strength in international franchise revenues also more than offset inflation and the strong U.S. dollar.
Corporate expenses within Adjusted EBITDA increased $0.9 million, or 6.9%, from the first quarter of fiscal 2022 to the first quarter of fiscal 2023 aided by strategic investments in global leadership.
Capital Resources and Liquidity
Our principal sources of liquidity to date have included cash from operating activities, cash on hand, amounts available under our credit facility, and commercial trade financing including our SCF programs and structured payables programs. Our primary use of liquidity is to fund the cash requirements of our business operations, including working capital needs, capital expenditures, acquisitions, and other commitments.
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
As of April 2, 2023, our outstanding principal amount under our 2023 Facility was $790.0 million. The increase from the 2019 Facility balance as of January 1, 2023 included impacts from the debt refinancing completed during the quarter, as well as draws to fund payments on our commercial trade financing obligations. Refer to Note 8, Long-Term Debt to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
We had cash and cash equivalents of $29.7 million and $35.4 million as of April 2, 2023 and January 1, 2023, respectively. We believe that our existing cash and cash equivalents and debt facilities will be sufficient to fund our operating and capital needs for at least the next twelve months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending on business acquisitions, the growth of our presence in new markets, and the expansion of our omni-channel model in existing markets. We may enter into arrangements in the future to acquire or invest in complementary businesses, services, and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.
Cash Flows
We generate significant cash from operations and have substantial credit availability and capacity to fund operating and discretionary spending such as capital expenditures and debt repayments. Our requirement for working capital is not significant because our consumers pay us in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the vendor of such items. The following table and discussion present, for the periods indicated, a summary of our key cash flows from operating, investing, and financing activities:

	Quarter Ended
(in thousands)	April 2, 2023	April 3, 2022
Net cash provided by operating activities	$10,365	$28,391
Net cash used for investing activities	(16,446)	(26,437)
Net cash provided by/(used for) financing activities	1,808	(6,627)
Cash Flows Provided by Operating Activities
Cash provided by operations totaled $10.4 million for the first quarter of fiscal 2023, a decrease of $18.0 million compared with the amount for the first quarter of fiscal 2022. Cash provided by operations decreased primarily due to a decline of approximately $28.4 million from changes in operating assets and liabilities, primarily as a result of reductions to accounts payable and accrued liabilities balances, partially offset by our receipt of $7.7 million cash proceeds from the settlement of interest rate swap derivative contracts discussed in Note 6, Derivative Instruments to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
We have undertaken broad efforts to improve our working capital position and cash generation, in part by negotiating longer payment terms with vendors. We have an agreement with a third-party administrator which allows participating vendors to track our payments, and, if voluntarily elected by the vendor, to sell payment obligations from us to financial institutions (the SCF programs discussed in Note 7, Vendor Finance Programs to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q). In an effort to normalize payment terms, we have reduced outstanding balances under the SCF programs during the first quarter of fiscal 2023, contributing to the reduction to accounts payable noted above.
Cash Flows Used for Investing Activities
Cash used for investing activities totaled $16.4 million for the first quarter of fiscal 2023, a decrease of $10.0 million compared with the first quarter of fiscal 2022. The decrease is primarily due to a net $7.0 million increase in proceeds from sale-leaseback transactions discussed in Note 4, Leases to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, as well as a reduction of cash spent on property and equipment purchases aided by capital-light DFD expansion.
Cash Flows Provided by/(Used for) Financing Activities
Cash provided by financing activities totaled $1.8 million for the first quarter of fiscal 2023, an increase in financing of $8.4 million compared with the first quarter of fiscal 2022. The increase in financing was primarily due to draws on our 2023 Facility used in part to fund payments to reduce our vendor finance program obligations including the SCF programs and structured payables.
Payments on our structured payables resulted in a net $41.5 million change in cash flows related to structured payables programs (net payments on structured payables of $25.7 million in the first quarter of fiscal 2023 compared to net proceeds from structured payables of $15.8 million in the first quarter of fiscal 2022). Refer to Note 7, Vendor Finance Programs to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.

Debt
Our long-term debt obligations consist of the following:

(in thousands)	April 2, 2023	January 1, 2023
2023 Facility — term loan	$700,000	$—
2023 Facility — revolving credit facility	90,000	—
2019 Facility — term loan	—	586,250
2019 Facility — revolving credit facility	—	162,500
Less: Debt issuance costs	(5,158)	(2,247)
Finance lease obligations	32,349	32,583
Total long-term debt	817,191	779,086
Less: Current portion of long-term debt	(40,216)	(40,034)
Long-term debt, less current portion	$776,975	$739,052
2023 Secured Credit Facility
In March 2023, we refinanced our existing credit agreement (the 2019 Facility) and entered into the 2023 Facility consisting of a $300.0 million senior secured revolving credit facility and a term loan with a principal amount of $700.0 million. The loans and commitments under the 2019 Facility were due to mature in June 2024, and the loans and commitments under the 2023 Facility will mature in March 2028. Refer to Note 8, Long-Term Debt to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
Under the terms of the 2023 Facility, we are subject to a requirement to maintain a leverage ratio of less than 5.25 to 1.00 as of the Test Period (as defined in the 2023 Facility) ending on or about January 1, 2023, which reduces to 5.00 to 1.00 for each Test Period thereafter. The leverage ratio under the 2023 Facility is defined as the ratio of (a) Total Indebtedness (as defined in the 2023 Facility, which includes all debt and finance lease obligations) minus unrestricted cash and cash equivalents to (b) a defined calculation of Adjusted EBITDA (2023 Facility Adjusted EBITDA) for the most recently ended Test Period. Our leverage ratio was 3.56 to 1.00 as of the end of the first quarter of fiscal 2023 compared to 3.41 to 1.00 as of the end of fiscal 2022, primarily due to the increase in long-term debt.
We were in compliance with the financial and other covenants related to the 2023 Facility as of April 2, 2023 and expect to remain in compliance over the next 12 months. If we are unable to meet the 2023 Facility financial or other covenants in future periods, it may negatively impact our liquidity by limiting our ability to draw on the revolving credit facility, could result in the lenders accelerating the maturity of such indebtedness and foreclosing upon the collateral pledged thereunder, and could require the replacement of the 2023 Facility with new sources of financing, which there is no guaranty we could secure.
Critical Accounting Policies and Estimates
Our Condensed Consolidated Financial Statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q have been prepared in conformity with GAAP. The preparation of the Condensed Consolidated Financial Statements requires the use of judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as related disclosures. We consider an accounting judgment, estimate, or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates, and assumptions could have a material impact on our Condensed Consolidated Financial Statements. Actual results could differ from the estimates made by management.
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended January 1, 2023.
New Accounting Pronouncements
Refer to Note 1, Description of Business and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a detailed description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Effects of Changing Prices – Inflation
We are exposed to the effects of commodity price fluctuations in the cost of ingredients of our products, of which flour, sugar, and shortening are the most significant. During the first quarter of fiscal 2023, we have continued to experience headwinds from commodity inflation globally. We have undertaken efforts to effectively manage inflationary cost increases through rapid inventory turnover and reduced inventory waste, increased focus on resiliency of our supply chains, and an ability to adjust pricing of our products. Additionally, from time to time we may enter into forward contract for supply through our vendors for raw materials which are ingredients of our products or which are components of such ingredients, including wheat and soybean oil.
We are also exposed to the effects of commodity price fluctuations in the cost of gasoline used by our delivery vehicles. To mitigate the risk of fluctuations in the price of our gasoline purchases, we may directly purchase commodity futures contracts.
Interest Rate Risk
We are exposed to changes in interest rates on any borrowings under our debt facilities, which bear interest based on the one-month SOFR (with a floor of zero). Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in SOFR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps on $505.0 million notional of our $790.0 million of outstanding debt under the 2023 Facility as of April 2, 2023, which we account for as cash flow hedges. Based on the $285.0 million of unhedged outstanding as of April 2, 2023, a 100 basis point increase in the one-month SOFR would result in a $2.9 million increase in interest expense for a 12-month period, while a 100 basis point decrease would result in a $2.9 million decrease in interest expense for a 12-month period based on the daily average of the one-month SOFR through the fiscal quarter ended April 2, 2023.
Foreign Currency Risk
We are exposed to foreign currency translation risk on the operations of our subsidiaries that have functional currencies other than the U.S. dollar, whose revenues accounted for approximately 27% of our total net revenues through the quarter ended April 2, 2023. A substantial majority of these revenues, or approximately $112.0 million through the quarter ended April 2, 2023, were attributable to subsidiaries whose functional currencies are the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen. A 10% increase or decrease in the average exchange rate of the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen against the U.S. dollar would have resulted in a decrease or increase of approximately $11.2 million in our total net revenues through the quarter ended April 2, 2023.
From time to time, we engage in foreign currency exchange and credit transactions with our non-U.S. subsidiaries, which we typically hedge. To date, the impact of such transactions, including the cost of hedging, has not been material. We do not engage in foreign currency or hedging transactions for speculative purposes.
Item 4. Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As of April 2, 2023, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
There were no changes during the fiscal quarter ended April 2, 2023 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of conducting our business, we have in the past and may in the future become involved in various legal actions and other claims. We may also become involved in other judicial, regulatory, and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Some of these matters may involve claims of substantial amounts. These legal proceedings may be subject to many uncertainties and there can be no assurance of the outcome of any individual proceedings. We do not presently anticipate any material legal proceedings that, if determined adversely to us, would have a material adverse effect on our financial position, results of operations or cash flows. See Note 11, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for information regarding certain legal proceedings in which we are involved.
Item 1A. Risk Factors
With the exception of the changes discussed below, there have been no other material changes from the risk factors disclosed in “Risk Factors” in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 1, 2023.
If we or our franchisees or licensees are unable to protect our consumer and employee data and other regulated, protected, or personally identifiable information, we or our franchisees could be exposed to data loss, litigation, regulatory fines, and other liability, and our reputation could be significantly harmed.
Our business requires the collection, transmission, and retention of large volumes of consumer and employee data, including credit and debit card numbers and other personally identifiable information, in various information technology systems that we and our franchisees maintain, and in those maintained by third parties with whom we contract to provide services. The integrity and protection of that data is critical to us. Any failure to comply with legal and industry rules and/or requirements could significantly harm our brand, reputation, business, and results of operations. We also rely on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us, or if the cost of using these providers increases, our business could be harmed.
We are, and may increasingly become, subject to other various laws, directives, industry standards, and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The information, security, and privacy requirements imposed by governmental regulation are increasingly demanding. In the U.S., various federal and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security and have prioritized privacy and information security violations for enforcement actions. For example, the Illinois Biometric Privacy Act (“BIPA”) regulates the collection, use, safeguarding, and storage of biometric information. BIPA provides for substantial penalties and statutory damages and has generated significant class action activity. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international, or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted, which may add additional complexity, variation in requirements, restrictions, and potential legal risks, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and could result in increased compliance costs or changes in business practices and policies.
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

10.1
Credit Agreement, dated March 23, 2023, by and among Krispy Kreme, Inc., Cotton Parent, Inc., Krispy Kreme Doughnuts, Inc., the other borrowers party thereto from time to time, the lenders party thereto and BNP Paribas as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File number 001-40573, filed on March 23, 2023, and incorporated by reference herein).

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Charlotte, North Carolina on May 11, 2023.

Krispy Kreme, Inc.

By:	/s/ Jeremiah Ashukian
Name:	Jeremiah Ashukian
Title:	Chief Financial Officer