Form 10-Q
period 2023-07-02
Krispy Kreme, Inc.
filed 2023-08-10
CIK 1857154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The registrant had outstanding 168.2 million shares of common stock as of August 3, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Krispy Kreme, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended
	July 2, 2023 (13 weeks)	July 3, 2022 (13 weeks)	July 2, 2023 (26 weeks)	July 3, 2022 (26 weeks)
Net revenues
Product sales	$400,348	$367,777	$811,022	$731,829
Royalties and other revenues	8,534	7,468	16,810	15,948
Total net revenues	408,882	375,245	827,832	747,777
Product and distribution costs	111,106	100,558	228,939	196,669
Operating expenses	189,165	173,942	380,573	342,668
Selling, general and administrative expense	62,582	51,754	124,050	105,465
Marketing expenses	9,770	11,215	19,623	21,374
Pre-opening costs	1,104	985	1,868	2,314
Other expenses/(income), net	314	1,469	(4,949)	(1,164)
Depreciation and amortization expense	29,196	27,814	57,135	55,655
Operating income	5,645	7,508	20,593	24,796
Interest expense, net	12,063	7,586	24,051	14,937
Other non-operating expense, net	1,061	756	2,060	435
(Loss)/income before income taxes	(7,479)	(834)	(5,518)	9,424
Income tax (benefit)/expense	(7,563)	1,574	(7,246)	5,374
Net income/(loss)	84	(2,408)	1,728	4,050
Net (loss)/income attributable to noncontrolling interest	(139)	1,441	1,806	3,897
Net income/(loss) attributable to Krispy Kreme, Inc.	$223	$(3,849)	$(78)	$153
Net income/(loss) per share:
Common stock — Basic	$—	$(0.02)	$—	$—
Common stock — Diluted	$—	$(0.02)	$—	$—
Weighted average shares outstanding:
Basic	168,184	167,367	168,162	167,314
Diluted	170,659	167,367	168,162	167,314
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)
(in thousands)

	Quarter Ended		Two Quarters Ended
	July 2, 2023 (13 weeks)	July 3, 2022 (13 weeks)	July 2, 2023 (26 weeks)	July 3, 2022 (26 weeks)
Net income/(loss)	$84	$(2,408)	$1,728	$4,050
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustment	9,294	(37,513)	20,386	(36,179)
Unrealized income/(loss) on cash flow hedges, net of income taxes (1)	472	2,872	(2,495)	17,106
Total other comprehensive income/(loss)	9,766	(34,641)	17,891	(19,073)
Comprehensive income/(loss)	9,850	(37,049)	19,619	(15,023)
Net (loss)/income attributable to noncontrolling interest	(139)	1,441	1,806	3,897
Foreign currency translation adjustment attributable to noncontrolling interest	1,063	(903)	955	(903)
Total comprehensive income attributable to noncontrolling interest	924	538	2,761	2,994
Comprehensive income/(loss) attributable to Krispy Kreme, Inc.	$8,926	$(37,587)	$16,858	$(18,017)
(1)Net of income tax (expense)/benefit of ($0.2 million) and $0.8 million for the quarter and two quarters ended July 2, 2023, respectively, and ($1.0 million) and ($5.7 million) for the quarter and two quarters ended July 3, 2022, respectively.
See accompanying notes to Condensed Consolidated Financial Statements.

 Krispy Kreme, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	(Unaudited) July 2, 2023	January 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$26,635	$35,371
Restricted cash	339	359
Accounts receivable, net	49,381	51,089
Inventories	33,977	46,239
Taxes receivable	17,354	18,263
Prepaid expense and other current assets	31,635	26,953
Total current assets	159,321	178,274
Property and equipment, net	492,233	472,358
Goodwill	1,099,393	1,087,908
Other intangible assets, net	960,094	966,088
Operating lease right of use asset, net	443,277	417,381
Other assets	19,826	26,528
Total assets	$3,174,144	$3,148,537
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$40,722	$40,034
Current operating lease liabilities	42,932	43,160
Accounts payable	216,407	225,276
Accrued liabilities	96,199	104,424
Structured payables	50,447	103,575
Total current liabilities	446,707	516,469
Long-term debt, less current portion	814,476	739,052
Noncurrent operating lease liabilities	439,103	412,759
Deferred income taxes, net	134,130	143,124
Other long-term obligations and deferred credits	33,453	38,258
Total liabilities	1,867,869	1,849,662
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 300,000 shares authorized as of both July 2, 2023 and January 1, 2023; 168,184 and 168,137 shares issued and outstanding as of July 2, 2023 and January 1, 2023, respectively	1,682	1,681
Additional paid-in capital	1,432,150	1,426,105
Shareholder note receivable	(3,809)	(4,813)
Accumulated other comprehensive income/(loss), net of income tax	7,784	(9,151)
Retained deficit	(229,340)	(217,490)
Total shareholders’ equity attributable to Krispy Kreme, Inc.	1,208,467	1,196,332
Noncontrolling interest	97,808	102,543
Total shareholders’ equity	1,306,275	1,298,875
Total liabilities and shareholders’ equity	$3,174,144	$3,148,537
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained (Deficit)/ Earnings	Noncontrolling Interest	Total
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized Income/(Loss) on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at January 1, 2023	168,137	$1,681	$1,426,105	$(4,813)	$(23,028)	$14,251	$(374)	$(217,490)	$102,543	$1,298,875
Net (loss)/income for the quarter ended April 2, 2023	—	—	—	—	—	—	—	(301)	1,945	1,644
Other comprehensive income/(loss) for the quarter ended April 2, 2023 before reclassifications	—	—	—	—	11,200	(781)	—	—	(108)	10,311
Reclassification from AOCI	—	—	—	—	—	(2,186)	—	—	—	(2,186)
Share-based compensation	—	—	5,545	—	—	—	—	—	—	5,545
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,884)	—	(5,884)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(1,139)	(1,139)
Issuance of common stock upon settlement of RSUs, net of shares withheld	39	1	(1)	—	—	—	—	—	—	—
Other	—	—	—	(17)	—	—	—	1	—	(16)
Balance at April 2, 2023	168,176	$1,682	$1,431,649	$(4,830)	$(11,828)	$11,284	$(374)	$(223,674)	$103,241	$1,307,150
Net income/(loss) for the quarter ended July 2, 2023	—	—	—	—	—	—	—	223	(139)	84
Other comprehensive income for the quarter ended July 2, 2023 before reclassifications	—	—	—	—	8,231	918	—	—	1,063	10,212
Reclassification from AOCI	—	—	—	—	—	(446)	—	—	—	(446)
Capital contribution from shareholders, net of loans issued	—	—	—	631	—	—	—	—	—	631
Share-based compensation	—	—	4,824	—	—	—	—	—	—	4,824
Dividends declared on common stock and equivalents ($0.035 per share) (1)	—	—	—	—	—	—	—	(5,889)	—	(5,889)
Distribution to noncontrolling interest	—	—	(4,176)	426	—	—	—	—	(6,357)	(10,107)
Issuance of common stock upon settlement of RSUs, net of shares withheld	8	—	(147)	—	—	—	—	—	—	(147)
Other	—	—	—	(36)	(1)	—	—	—	—	(37)
Balance at July 2, 2023	168,184	$1,682	$1,432,150	$(3,809)	$(3,598)	$11,756	$(374)	$(229,340)	$97,808	$1,306,275
(1)Includes a $0.035 cash dividend per common share declared in the second quarter of fiscal 2023 and expected to be paid in the third quarter of fiscal 2023.
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained (Deficit)/ Earnings	Noncontrolling Interest	Total
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized Income/(Loss) on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at January 2, 2022	167,251	$1,673	$1,415,185	$(4,382)	$8,967	$(11,001)	$(444)	$(178,409)	$104,066	$1,335,655
Net income for the quarter ended April 3, 2022	—	—	—	—	—	—	—	4,002	2,456	6,458
Other comprehensive income for the quarter ended April 3, 2022 before reclassifications	—	—	—	—	1,334	11,724	—	—	—	13,058
Reclassification from AOCI	—	—	—	—	—	2,510	—	—	—	2,510
Capital contribution by shareholders, net of loans issued	—	—	(3)	243	—	—	—	—	—	240
Share-based compensation	—	—	5,041	—	—	—	—	—	—	5,041
Purchase of shares by noncontrolling interest	—	—	—	(58)	—	—	—	—	110	52
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,855)	—	(5,855)
Distribution to noncontrolling interest	—	—	—	21	—	—	—	—	(1,383)	(1,362)
Issuance of common stock upon settlement of RSUs, net of shares withheld	46	—	(390)	—	—	—	—	—	—	(390)
Other	—	—	(2)	(14)	—	—	—	1	—	(15)
Balance at April 3, 2022	167,297	$1,673	$1,419,831	$(4,190)	$10,301	$3,233	$(444)	$(180,261)	$105,249	$1,355,392
Net (loss)/income for the quarter ended July 3, 2022	—	—	—	—	—	—	—	(3,849)	1,441	(2,408)
Other comprehensive (loss)/income for the quarter ended July 3, 2022 before reclassifications	—	—	—	—	(36,610)	1,011	—	—	(903)	(36,502)
Reclassification from AOCI	—	—	—	—	—	1,861	—	—	—	1,861
Capital contribution by shareholders, net of loans issued	—	—	(31)	(236)	—	—	—	—	—	(267)
Share-based compensation	—	—	5,452	—	—	—	—	—	—	5,452
Purchase of shares by noncontrolling interest	—	—	—	(133)	—	—	—	—	491	358
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,860)	—	(5,860)
Distribution to noncontrolling interest	—	—	(3,944)	—	—	—	—	—	(4,190)	(8,134)
Issuance of common stock upon settlement of RSUs, net of shares withheld	131	1	(898)	—	—	—	—	—	—	(897)
Other	—	—	—	(14)	—	1	—	—	—	(13)
Balance at July 3, 2022	167,428	$1,674	$1,420,410	$(4,573)	$(26,309)	$6,106	$(444)	$(189,970)	$102,088	$1,308,982
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Two Quarters Ended
	July 2, 2023 (26 weeks)	July 3, 2022 (26 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,728	$4,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	57,135	55,655
Deferred income taxes	(11,743)	(6,866)
Loss on extinguishment of debt	472	—
Impairment and lease termination charges	7,808	1,991
Gain on disposal of property and equipment	(151)	(499)
Gain on sale-leaseback	(9,646)	(2,374)
Share-based compensation	10,369	10,493
Change in accounts and notes receivable allowances	372	193
Inventory write-off	10,244	251
Settlement of interest rate swap derivatives	7,657	—
Amortization related to settlement of interest rate swap derivatives	(4,379)	—
Other	996	(733)
Change in operating assets and liabilities, excluding foreign currency translation adjustments	(24,609)	(8,238)
Net cash provided by operating activities	46,253	53,923
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of property and equipment	(54,290)	(51,460)
Proceeds from sale-leaseback	10,025	3,000
Other investing activities	163	181
Net cash used for investing activities	(44,102)	(48,279)
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Proceeds from the issuance of debt	989,198	53,000
Repayment of long-term debt and lease obligations	(916,580)	(50,179)
Payment of financing costs	(5,000)	—
Proceeds from structured payables	73,939	153,097
Payments on structured payables	(126,920)	(133,530)
Payment of contingent consideration related to a business combination	—	(900)
Capital contribution by shareholders, net of loans issued	631	(27)
Payments of issuance costs in connection with IPO	—	(12,458)
Proceeds from sale of noncontrolling interest in subsidiary	—	410
Distribution to shareholders	(11,771)	(11,710)
Payments for repurchase and retirement of common stock	(147)	(2,363)
Distribution to noncontrolling interest	(11,246)	(9,496)
Net cash used for financing activities	(7,896)	(14,156)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,011)	(4,473)
Net decrease in cash, cash equivalents and restricted cash	(8,756)	(12,985)
Cash, cash equivalents and restricted cash at beginning of period	35,730	39,192
Cash, cash equivalents and restricted cash at end of period	$26,974	$26,207
Supplemental schedule of non-cash investing and financing activities:
Increase in accrual for property and equipment	$10,636	$4,499
Stock issuance under shareholder notes	—	324
Accrual for distribution to shareholders	(5,886)	(5,860)
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$26,635	$25,796
Restricted cash	339	411
Total cash, cash equivalents and restricted cash	$26,974	$26,207
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
The Company has three reportable operating segments: 1) U.S., which includes all Krispy Kreme Company-owned operations in the U.S. and Insomnia Cookies shops; 2) International, which includes all Krispy Kreme Company-owned operations in the U.K., Ireland, Australia, New Zealand, and Mexico; and 3) Market Development, which includes franchise operations across the globe, as well as Krispy Kreme Company-owned shops in Canada and Japan. Unallocated corporate costs are excluded from the Company’s measurement of segment performance.
Basis of Presentation and Consolidation
The Company operates and reports financial information on a 52 or 53-week year with the fiscal year ending on the Sunday closest to December 31. The data periods contained within fiscal years 2022 and 2023 will reflect the results of operations for the 52-week periods ended January 1, 2023 and December 31, 2023, respectively. The quarters ended July 2, 2023 and July 3, 2022 were both 13-week periods.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto as of and for the year ended January 1, 2023, included in the Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet as of January 1, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations for the quarter ended July 2, 2023 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2023.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements for the year ended January 1, 2023 included in the Annual

Report on Form 10-K. There have been no material changes to the significant accounting policies during the quarter ended July 2, 2023.
Reclassifications
Segment information is prepared on the same basis that the Company’s management reviews financial information for operational decision-making purposes. Effective January 2, 2023, the Company realigned its segment reporting structure such that the Company-owned Canada business has moved from the U.S. and Canada reportable operating segment to the Market Development reportable operating segment. As a result, the U.S. and Canada reportable operating segment has been renamed to the U.S. reportable operating segment. All segment information has been restated to be consistent with current presentation.
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
Note 2 — Inventories
The components of Inventories are as follows:

	July 2, 2023	January 1, 2023
Raw materials	$18,984	$20,713
Work in progress	534	476
Finished goods and purchased merchandise (1)	14,459	25,050
Total inventories	$33,977	$46,239
(1)During the quarter and two quarters ended July 2, 2023 the Company recognized inventory write-offs of $3.1 million and $10.2 million, respectively, primarily related to the decision to exit the Branded Sweet Treats business.

Note 3 — Goodwill and Other Intangible Assets, net
Goodwill
Changes in the carrying amount of goodwill by reportable segment are as follows:

	U.S.	International	Market Development	Total
Balance as of January 1, 2023	$678,068	$262,882	$146,958	$1,087,908
Foreign currency impact	—	11,158	327	11,485
Balance as of July 2, 2023	$678,068	$274,040	$147,285	$1,099,393
Other Intangible Assets, net
Other intangible assets consist of the following:

	July 2, 2023			January 1, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible assets with indefinite lives
Trade name	$657,900	$—	$657,900	$657,900	$—	$657,900
Intangible assets with definite lives
Franchise agreements	30,390	(10,019)	20,371	30,632	(9,372)	21,260
Customer relationships	15,000	(5,981)	9,019	15,000	(5,548)	9,452
Reacquired franchise rights (1)	395,687	(122,883)	272,804	383,002	(105,526)	277,476
Website development costs	6,500	(6,500)	—	6,500	(6,500)	—
Total intangible assets with definite lives	447,577	(145,383)	302,194	435,134	(126,946)	308,188
Total intangible assets	$1,105,477	$(145,383)	$960,094	$1,093,034	$(126,946)	$966,088
(1)Reacquired franchise rights include the impact of foreign currency fluctuations associated with the respective countries.
Amortization expense related to intangible assets included in depreciation and amortization expense was $7.3 million and $14.6 million for the quarter and two quarters ended July 2, 2023, respectively, and $7.0 million and $14.2 million for the quarter and two quarters ended July 3, 2022, respectively.

Note 4 — Leases
The Company included the following amounts related to operating and finance lease assets and liabilities within the Condensed Consolidated Balance Sheets:

		As of
		July 2, 2023	January 1, 2023
Assets	Classification
Operating lease	Operating lease right of use asset, net	$443,277	$417,381
Finance lease	Property and equipment, net	29,215	26,958
Total leased assets		$472,492	$444,339
Liabilities
Current
Operating lease	Current operating lease liabilities	$42,932	$43,160
Finance lease	Current portion of long-term debt	5,722	5,034
Noncurrent
Operating lease	Noncurrent operating lease liabilities	439,103	412,759
Finance lease	Long-term debt, less current portion	29,372	27,549
Total leased liabilities		$517,129	$488,502
Lease costs were as follows:

		Quarter Ended		Two Quarters Ended
		July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Lease cost	Classification
Operating lease cost	Selling, general and administrative expense	$986	$413	$1,877	$977
Operating lease cost	Operating expenses	22,185	21,774	44,575	43,657
Short-term lease cost	Operating expenses	1,264	1,241	2,545	2,286
Variable lease costs	Operating expenses	6,886	6,328	16,231	11,335
Sublease income	Royalties and other revenues	(35)	(71)	(70)	(140)
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization expense	$1,781	$1,359	$3,365	$1,943
Interest on lease liabilities	Interest expense, net	491	496	1,064	941
Supplemental disclosures of cash flow information related to leases were as follows:

	Two Quarters Ended
	July 2, 2023	July 3, 2022
Other information
Cash paid for leases:
Operating cash flows for operating leases (1)	$57,968	$51,147
Operating cash flows for finance leases	1,121	950
Financing cash flows for finance leases	3,632	1,679
Right of use assets obtained in exchange for new lease liabilities:
Operating leases	$43,895	$19,682
Finance leases	5,931	455
(1)Operating cash flows from operating leases include variable rent payments which are not included in the measurement of lease liabilities. Variable rent payments were $6.9 million and $16.2 million for the quarter and two quarters ended July 2, 2023, respectively, and $6.3 million and $11.3 million for the quarter and two quarters ended July 3, 2022, respectively.

The Company recognized a net gain of $0.6 million included in Other expenses/(income), net on the Condensed Consolidated Statement of Operations in the two quarters ended July 2, 2023, related to the termination of leases at certain Krispy Kreme shops in the U.S. where the Company had already recognized impairment of the corresponding right of use assets in a prior period. The Company recognized $1.4 million of lease termination charges included in Other expenses/(income), net on the Condensed Consolidated Statement of Operations in the quarter and two quarters ended July 3, 2022, related to the decision to exit certain Krispy Kreme shops in the U.S.
In the two quarters ended July 2, 2023, the Company completed a sale-leaseback transaction whereby it disposed of the land at one real estate property for proceeds of $10.0 million. The Company subsequently leased back the property, which is accounted for as an operating lease. The Company recognized a gain on sale of $9.6 million, which is included in Other expenses/(income), net on the Condensed Consolidated Statement of Operations.
In the two quarters ended July 3, 2022, the Company completed a sale-leaseback transaction whereby it disposed of the land at one real estate property for proceeds of $3.0 million. The Company subsequently leased back the property, which is accounted for as an operating lease. The Company recognized a gain on sale of $2.6 million, which is included in Other expenses/(income), net on the Condensed Consolidated Statement of Operations.
Note 5 — Fair Value Measurements
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of July 2, 2023 and January 1, 2023:

	July 2, 2023
	Level 1	Level 2
Assets:
Interest rate derivatives	$—	$3,855
Commodity derivatives	—	130
Total Assets	$—	$3,985
Liabilities:
Foreign currency derivatives	$—	$108
Total Liabilities	$—	$108

	January 1, 2023
	Level 1	Level 2
Assets:
401(k) mirror plan assets	$6	$—
Interest rate derivatives	—	10,461
Commodity derivatives	—	514
Total Assets	$6	$10,975
Liabilities:
Foreign currency derivatives	$—	$170
Total Liabilities	$—	$170
There were no assets nor liabilities measured using Level 3 inputs and no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the two quarters ended July 2, 2023 and fiscal year ended January 1, 2023. The Company’s derivatives are valued using discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates.

Note 6 — Derivative Instruments
Commodity Price Risk
The Company uses forward contracts to protect against the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar, and shortening are the most significant, and the cost of gasoline used by its delivery vehicles. Management has not designated these forward contracts as hedges. As of July 2, 2023 and January 1, 2023, the total notional amount of commodity derivatives was 1.5 million and 1.7 million gallons of gasoline, respectively. They were scheduled to mature between September 2023 and December 2024 and January 2023 and December 2024, respectively. As of July 2, 2023 and January 1, 2023, the Company recorded assets of $0.1 million and $0.5 million, respectively, related to the fair market values of its commodity derivatives. The settlement of commodity derivative contracts is reported in the Condensed Consolidated Statements of Cash Flows as a cash flow from operating activities.
Interest Rate Risk
The Company uses interest rate swaps to manage its exposure to interest rate volatility from its debt arrangements. Management has designated the swap agreements as cash flow hedges and recognized the changes in the fair value of these swaps in other comprehensive income. As of July 2, 2023 and January 1, 2023, the Company has recorded assets of $3.9 million and $10.5 million, respectively, related to the fair market values of its interest rate derivatives. The cash flows associated with the interest rate swaps are reflected in operating activities in the Condensed Consolidated Statements of Cash Flows, which is consistent with the classification as operating activities of the interest payments on the term loan.
In the two quarters ended July 2, 2023, the Company cancelled certain interest rate swap agreements with an aggregate notional amount of $265.0 million, collecting $7.7 million in cash proceeds, and entered into new agreements with the same counterparties. The primary difference between these new agreements and the prior versions included the setting of a new payment rate on the fixed component of the swaps (4.38%). At the same time, the Company also amended the benchmark interest rate on the floating component of all $505.0 million hedged notional to one-month SOFR, corresponding to the new interest rate on its refinanced credit facility discussed in Note 8, Long-Term Debt.
Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency risk primarily from its investments in consolidated subsidiaries that operate in Canada, the U.K., Ireland, Australia, New Zealand, Mexico, and Japan. In order to mitigate the impact of foreign exchange fluctuations on commercial and financial transactions with these subsidiaries, the Company enters into foreign exchange forward contracts. Management has not designated these forward contracts as hedges. As of July 2, 2023 and January 1, 2023, the total notional amount of foreign exchange derivatives was $55.7 million and $59.0 million, respectively. They matured in July 2023 and January 2023, respectively. The Company recorded liabilities of $0.1 million and $0.2 million as of July 2, 2023 and January 1, 2023, respectively, related to the fair market values of its foreign exchange derivatives.
Quantitative Summary of Derivative Positions and Their Effect on Results of Operations
The following tables present the fair values of derivative instruments included in the Condensed Consolidated Balance Sheets as of July 2, 2023 and January 1, 2023, for derivatives not designated as hedging instruments and derivatives designated as hedging instruments, respectively. The Company only has cash flow hedges that are designated as hedging instruments.

	Derivatives Fair Value
Derivatives Not Designated as Hedging Instruments	July 2, 2023	January 1, 2023	Balance Sheet Location
Commodity derivatives	$130	$514	Prepaid expense and other current assets
Total Assets	$130	$514
Foreign currency derivatives	$108	$170	Accrued liabilities
Total Liabilities	$108	$170

	Derivatives Fair Value
Derivatives Designated as Hedging Instruments	July 2, 2023	January 1, 2023	Balance Sheet Location
Interest rate derivatives	$3,855	$7,218	Prepaid expense and other current assets
Interest rate derivatives	—	3,243	Other assets
Total Assets	$3,855	$10,461
The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the quarters ended July 2, 2023 and July 3, 2022 is as follows:

	Derivative Gain/(Loss) Recognized in Income for the Quarter Ended		Derivative Gain/(Loss) Recognized in Income for the Two Quarters Ended
Derivatives Designated as Hedging Instruments	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022	Location of Derivative Gain/(Loss) Recognized in Income
Gain/(loss) on interest rate derivatives	$446	$(1,861)	$2,632	$(4,371)	Interest expense, net
	$446	$(1,861)	$2,632	$(4,371)

	Derivative Gain/(Loss) Recognized in Income for the Quarter Ended		Derivative Gain/(Loss) Recognized in Income for the Two Quarters Ended
Derivatives Not Designated as Hedging Instruments	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022	Location of Derivative Gain/(Loss) Recognized in Income
Gain/(loss) on foreign currency derivatives	$986	$108	$62	$(255)	Other non-operating expense, net
(Loss)/gain on commodity derivatives	(266)	(188)	(384)	672	Other non-operating expense, net
	$720	$(80)	$(322)	$417
Note 7 — Vendor Finance Programs
The following table presents liabilities related to vendor finance programs which the Company participates in as a buyer as of July 2, 2023 and January 1, 2023:

	July 2, 2023	January 1, 2023	Balance Sheet Location
Supply chain financing programs	$132,746	$159,426	Accounts payable
Structured payables programs	50,447	103,575	Structured payables
Total Liabilities	$183,193	$263,001
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
Note 8 — Long-Term Debt
The Company’s long-term debt obligations consists of the following:

	July 2, 2023	January 1, 2023
2023 Facility — term loan	$700,000	$—
2023 Facility — revolving credit facility	125,000	—
2019 Facility — term loan	—	586,250
2019 Facility — revolving credit facility	—	162,500
Less: Debt issuance costs	(4,896)	(2,247)
Finance lease obligations	35,094	32,583
Total long-term debt	855,198	779,086
Less: Current portion of long-term debt	(40,722)	(40,034)
Long-term debt, less current portion	$814,476	$739,052
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
The terms of the 2023 Facility are substantially similar to those of the 2019 Facility, except for the maturity date and the benchmark interest rate. Borrowings under the 2023 Facility are generally subject to an interest rate of adjusted term SOFR plus a credit spread adjustment of 0.10% plus (i) 2.25% if the Company’s leverage ratio (as defined in the 2023 Facility) equals or exceeds 4.00 to 1.00, (ii) 2.00% if the Company’s leverage ratio is less than 4.00 to 1.00 but greater than or equal to 3.00 to 1.00, or (iii) 1.75% if the Company’s leverage ratio is less than 3.00 to 1.00. As of July 2, 2023 and January 1, 2023, the unhedged interest rate was 7.20% under the 2023 Facility and 4.44% under the 2019 Facility, respectively. The Company is required to make equal installments of 1.25% of the aggregate closing date principal amount of the term loans on the last day of each fiscal quarter (commencing with the second full fiscal quarter following the closing date). All remaining term loan and revolving loan balances are to be due five years from the closing date.
The Company capitalized $7.5 million of debt issuance costs related to the 2023 Facility, $5.3 million of which is related to the term loan and $2.2 million related to the revolving credit facility. Additionally, the Company recognized $0.5 million expenses during the two quarters ended July 2, 2023 related to unamortized debt issuance costs from the 2019 Facility associated with extinguished lenders, which are included in Interest expense, net in the Condensed Consolidated Statements of Operations.
Restrictions and Covenants
The 2023 Facility requires the Company to meet a maximum leverage ratio financial test. The leverage ratio is required to be less than 5.00 to 1.00 as of the end of each quarterly Test Period (as defined in the 2023 Facility) through maturity in March 2028. The leverage ratio under the 2023 Facility is defined as the ratio of (a) Total Indebtedness (as defined in the 2023

Facility, which includes all debt and finance lease obligations) minus unrestricted cash and cash equivalents to (b) a defined calculation of Adjusted EBITDA (“2023 Facility Adjusted EBITDA”) for the most recently ended Test Period. The 2023 Facility Adjusted EBITDA for purposes of these restrictive covenants includes incremental adjustments beyond those included in the Company’s Adjusted EBITDA non-GAAP measure. Specifically, the 2023 Facility Adjusted EBITDA definition includes pro forma impact of EBITDA to be received from new shop openings and acquisitions for periods not yet in operation, certain acquisition related synergies and cost optimization activities, and incremental add-backs for pre-opening costs.
The 2023 Facility also contains covenants which, among other things, generally limit (with certain exceptions): mergers, amalgamations, or consolidations; the incurrence of additional indebtedness (including guarantees); the incurrence of additional liens; the sale, assignment, lease, conveyance, or transfer of assets; certain investments; dividends and stock redemptions or repurchases in excess of certain amounts; transactions with affiliates; engaging in materially different lines of business; and other activities customarily restricted in such agreements. The 2023 Facility also prohibits the transfer of cash or other assets to the parent company, whether by dividend, loan, or otherwise, but provides for exceptions to enable the parent company to pay taxes, directors’ fees, and operating expenses, as well as exceptions to permit dividends in respect of the Company’s common stock and stock redemptions and repurchases, to the extent permitted by the 2023 Facility. Subject to certain exceptions, the borrowings under the 2023 Facility are collateralized by substantially all of the Company’s assets (including its equity interests in its subsidiaries). As of July 2, 2023 and January 1, 2023, the Company was in compliance with the financial and other covenants related to the 2023 Facility.
Note 9 — Share-based Compensation
Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)
The Company and certain of its subsidiaries issue time-vested RSUs and PSUs under their respective executive ownership plans and long-term incentive plans. During the quarter ended July 2, 2023, the Company granted 2.1 million awards, of which 0.7 million were PSUs. The majority of new RSUs granted vest over a 60-month period subsequent to the grant date (with 60% vesting on the third anniversary of the grant date, 20% vesting on the fourth anniversary of the grant date, and 20% vesting at the end of the 60-month term). The new PSUs granted have one-year or three-year performance cycles, and the majority of the awards cliff vest at the end of the respective performance cycle.
The PSU vesting is contingent upon the achievement of certain performance objectives and the awards are subject to a requisite service period. If the Company meets targets for the performance objectives at the end of the performance cycle, the Company awards a resulting number of shares of its common stock to the award holders. The number of shares may be increased to a maximum threshold (up to 200% of the target threshold set at the grant date, for a majority of the awards) or reduced to a minimum threshold (a floor of zero) based on the achievement of these performance objectives in accordance with the terms established at the award’s grant date. The Company estimates the probability that the performance objectives will be achieved periodically and adjusts compensation expenses accordingly.
The Company determines compensation expenses associated with the RSUs and PSUs based on an award’s grant date fair value, with expenses recognized on a straight-line basis over the requisite service period for the entire award.

RSU and PSU activity under the Company’s various plans during the periods presented is as follows:

(in thousands, except per share amounts)	Non-vested shares outstanding at January 1, 2023	Granted	Vested	Forfeited	Non-vested shares outstanding at July 2, 2023
KKI
RSUs and PSUs	4,946	2,446	90	228	7,074
Weighted Average Grant Date Fair Value	$14.23	14.82	13.02	14.82	$14.43
KKUK
RSUs	60	—	50	3	7
Weighted Average Grant Date Fair Value	$15.77	—	13.41	21.21	$29.80
Insomnia Cookies
RSUs	38	—	—	1	37
Weighted Average Grant Date Fair Value	$101.54	—	—	128.94	$100.73
KK Australia
RSUs	354	—	169	—	185
Weighted Average Grant Date Fair Value	$1.47	—	1.36	—	$1.57
KK Mexico
RSUs	60	—	—	40	20
Weighted Average Grant Date Fair Value	$33.08	—	—	34.58	$30.18
The Company recorded total non-cash compensation expense related to RSUs and PSUs under the plans of $3.9 million and $8.6 million for the quarter and two quarters ended July 2, 2023, respectively, and $4.7 million and $8.9 million for the quarter and two quarters ended July 3, 2022, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The unrecognized compensation cost related to the unvested RSUs and PSUs and the weighted average period over which such cost is expected to be recognized are as follows:

	As of July 2, 2023
	Unrecognized Compensation Cost	Recognized Over a Weighted Average Period of
KKI	$69,507	3.2 years
KKUK	125	3.0 years
Insomnia Cookies	1,898	2.2 years
KK Australia	119	2.0 years
KK Mexico	344	2.1 years
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

A summary of the status of the time-vested stock options as of January 1, 2023 and changes during the first two quarters of fiscal 2023 is presented below:

	Share options outstanding at				Share options outstanding at
(in thousands, except per share amounts)	January 1, 2023	Granted	Exercised	Forfeited or Expired	July 2, 2023
KKI
Options	2,569	424	—	—	2,993
Weighted Average Grant Date Fair Value	$6.10	4.72	—	—	$5.90
Weighted Average Exercise Price	$14.61	12.45	—	—	$14.30
The Company recorded total non-cash compensation expense related to the time-vested stock options of $0.9 million and $1.8 million for the quarter and two quarters ended July 2, 2023, respectively, and $0.8 million and $1.6 million for the quarter and two quarters ended July 3, 2022, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The unrecognized compensation cost related to the unvested stock options and the weighted average period over which such cost is expected to be recognized are as follows:

	As of July 2, 2023
	Unrecognized Compensation Cost	Recognized Over a Weighted Average Period of
KKI	$9,987	2.8 years
No time-vested stock options under the KKI plan vested nor were exercised during the fiscal periods presented.

Note 10 — Income Taxes
For interim tax reporting, the Company estimates a worldwide annual effective tax rate and applies that rate to the year-to-date ordinary (loss)/income. The tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.
The Company’s effective income tax rates were 101.1% and 131.3% for the quarter and two quarters ended July 2, 2023, respectively, and -188.7% and 57.0% for the quarter and two quarters ended July 3, 2022, respectively. The Company’s effective income tax rate for the quarter and two quarters ended July 2, 2023 differed from the respective statutory rates primarily due to the mix of income and taxes attributable to foreign jurisdictions, the recognition of previously unrecognized tax benefits, disallowed executive compensation expense, noncontrolling interest in domestic joint ventures, and a discrete tax benefit unrelated to ongoing operations. The Company’s effective income tax rate for the quarter and two quarters ended July 3, 2022 differed from the respective statutory rates primarily due to the mix of income and taxes attributable to foreign jurisdictions, disallowed executive compensation expense, a discrete tax benefit related to a legal accrual, and the recognition of previously unrecognized tax benefits.
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
Other Commitments and Contingencies
One of the Company’s primary banks issued letters of credit on its behalf totaling $11.0 million and $11.1 million as of July 2, 2023 and January 1, 2023, respectively, a majority of which secure the Company’s reimbursement obligations to insurers under its self-insurance arrangements.
Note 12 — Related Party Transactions
The Company has an equity ownership in three franchisees, KremeWorks USA, LLC (20% ownership), KremeWorks Canada, L.P. (25% ownership), and Krispy Kreme Doughnuts France SAS (“KK France”) (33% ownership), with an aggregate carrying value of $1.6 million and $1.9 million as of July 2, 2023 and January 1, 2023, respectively.
Note 13 — Revenue Recognition
Disaggregation of Revenues
Revenues are disaggregated as follows:

	Quarter Ended		Two Quarters Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Company Shops, DFD and Branded Sweet Treats	$387,428	$354,551	$780,242	$706,385
Mix and equipment revenue from franchisees	12,920	13,226	30,780	25,444
Franchise royalties and other	8,534	7,468	16,810	15,948
Total net revenues	$408,882	$375,245	$827,832	$747,777

Other revenues include advertising fund contributions from franchisees, rental income, development and franchise fees, and licensing royalties from Keurig related to Krispy Kreme brands coffee sales.
Contract Balances
Deferred revenue and related receivables are as follows:

	July 2, 2023	January 1, 2023	Balance Sheet Location
Trade receivables, net of allowances of $419 and $282, respectively	$42,148	$40,131	Accounts receivables, net
Deferred revenue:
Current	$18,371	$19,417	Accrued liabilities
Noncurrent	4,919	3,946	Other long-term obligations and deferred credits
Total deferred revenue	$23,290	$23,363
Trade receivables relate primarily to payments due for royalties, franchise fees, advertising fees, sale of products, and licensing fees. Deferred revenue primarily represents the Company’s remaining performance obligations under gift cards and franchise and development agreements for which consideration has been received or is receivable and is generally recognized on a straight-line basis over the remaining term of the related agreement. The noncurrent portion of deferred revenue primarily relates to the remaining performance obligations in the franchise and development agreements.

Note 14 — Net Earnings/(Loss) per Share
The following table presents the calculations of basic and diluted EPS:

	Quarter Ended		Two Quarters Ended
(in thousands, except per share amounts)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income/(loss) attributable to Krispy Kreme, Inc.	$223	$(3,849)	$(78)	$153
Adjustment to net income/(loss) attributable to common shareholders	—	—	—	(374)
Net income/(loss) attributable to common shareholders - Basic	$223	$(3,849)	$(78)	$(221)
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(4)	(83)	(7)	(122)
Net income/(loss) attributable to common shareholders - Diluted	$219	$(3,932)	$(85)	$(343)
Basic weighted average common shares outstanding	168,184	167,367	168,162	167,314
Dilutive effect of outstanding common stock options, RSUs, and PSUs	2,475	—	—	—
Diluted weighted average common shares outstanding	170,659	167,367	168,162	167,314
Earnings/(loss) per share attributable to common shareholders:
Basic	$—	$(0.02)	$—	$—
Diluted	$—	$(0.02)	$—	$—
Potential dilutive shares consist of unvested RSUs and PSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes certain unvested RSUs granted under certain subsidiaries’ executive ownership plans and long-term incentive plans, because their inclusion would have been antidilutive.
The following table summarizes the gross number of potential dilutive unvested RSUs and PSUs excluded due to antidilution (unadjusted for the treasury stock method):

	Quarter Ended		Two Quarters Ended
(in thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
KKI	224	6,222	7,074	6,222
KKUK	7	—	7	—
Insomnia Cookies	37	—	37	5
KK Australia	—	—	185	—
KK Mexico	—	—	—	1
For the quarter and two quarters ended July 2, 2023, as well as the quarter and two quarters ended July 3, 2022, all 3.0 million and 2.8 million time-vested stock options, respectively, were excluded from the computation of diluted weighted average common shares outstanding based on application of the treasury stock method.

Note 15 — Segment Reporting
The Company conducts business through the three reportable segments: U.S., International, and Market Development. Unallocated corporate costs are excluded from the Company’s measurement of segment performance. These costs include general corporate expenses.
As discussed in Note 1, Description of Business and Summary of Significant Accounting Policies, effective January 2, 2023, the Company realigned its segment reporting structure such that the Company-owned Canada business has moved from the U.S. and Canada reportable operating segment to the Market Development reportable operating segment. As a result, the U.S. and Canada reportable operating segment has been renamed to the U.S. reportable operating segment. All segment information has been restated to be consistent with current presentation.
The reportable segment results are as follows:

	Quarter Ended		Two Quarters Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net revenues:
U.S.	$267,417	$244,665	$548,761	$492,584
International	98,332	93,853	188,620	181,054
Market Development	43,133	36,727	90,451	74,139
Total net revenues	$408,882	$375,245	$827,832	$747,777

	Quarter Ended		Two Quarters Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Segment Adjusted EBITDA:
U.S.	$28,085	$24,155	$66,620	$56,562
International	19,463	19,535	33,030	36,779
Market Development	15,734	12,357	32,700	24,845
Corporate	(14,468)	(8,686)	(28,608)	(21,918)
Adjusted EBITDA	48,814	47,361	103,742	96,268
Interest expense, net	12,063	7,586	24,051	14,937
Income tax (benefit)/expense	(7,563)	1,574	(7,246)	5,374
Depreciation and amortization expense	29,196	27,814	57,135	55,655
Share-based compensation	4,824	5,452	10,369	10,493
Employer payroll taxes related to share-based compensation	189	35	214	90
Other non-operating expense, net (1)	1,061	756	2,060	435
Strategic initiatives (2)	4,477	120	17,946	120
Acquisition and integration expenses (3)	339	82	430	599
New market penetration expenses (4)	241	260	335	370
Shop closure expenses, net (5)	1,484	1,894	805	2,124
Restructuring and severance expenses (6)	1,667	476	2,247	476
Gain on sale-leaseback	15	—	(9,646)	(2,374)
Other (7)	737	3,720	3,314	3,919
Net income/(loss)	$84	$(2,408)	$1,728	$4,050

(1)Primarily foreign translation gains and losses in each period.
(2)The quarter and two quarters ended July 2, 2023 consist primarily of costs associated with the decision to exit the Branded Sweet Treats business, including property, plant and equipment impairments, inventory write-offs, employee severance, and other related costs.
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
(6)The quarter and two quarters ended July 2, 2023 consist primarily of costs associated with restructuring of the global executive teams.
(7)The quarter and two quarters ended July 2, 2023 and July 3, 2022 consist primarily of legal and other regulatory expenses incurred outside the ordinary course of business. The regulatory expenses incurred in the quarter ended April 2, 2023 relate to business acquisitions.

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
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties. The words “believe,” “may,” “could,” “will,” “should,” “anticipate,” “estimate,” “expect,” “outlook,” “guidance,” or similar words, or the negative of these words, identify forward-looking statements. Such forward-looking statements are based on certain assumptions and estimates that we consider reasonable but are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are, or will be, important factors that could cause our actual results to differ materially from those indicated in these statements. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results could differ materially from the forward-looking statements included herein. Factors that could cause actual results to differ from those expressed in forward-looking statements include, without limitation, the risks and uncertainties described under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2023, filed by us with the SEC and described in the other filings we make from time to time with the SEC. We believe that these factors include, but are not limited to, the impact of pandemics, changes in consumer preferences, the impact of inflation, and our ability to execute on our omni-channel business strategy. These forward-looking statements are made only as of the date of this document, and we do not undertake any obligation, other than as may be required by applicable law, to update or revise any forward-looking or cautionary statement to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise.
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
The following table presents a summary of our financial results for the periods presented:

	Quarter Ended			Two Quarters Ended
(in thousands, except percentages)	July 2, 2023	July 3, 2022	% Change	July 2, 2023	July 3, 2022	% Change
Net Revenues (1)	$408,882	$375,245	9.0%	$827,832	$747,777	10.7%
Net Income/(Loss)	84	(2,408)	103.5%	1,728	4,050	-57.3%
Adjusted Net Income, Diluted (2)	11,399	13,122	-13.1%	26,667	26,336	1.3%
Adjusted EBITDA (2)	48,814	47,361	3.1%	103,742	96,268	7.8%
(1)We generated 11.4% and 12.9% organic revenue growth for the quarter and two quarters ended July 2, 2023.
(2)Refer to “Key Performance Indicators and Non-GAAP Measures” below for more information as to how we define and calculate Adjusted EBITDA and Adjusted Net Income, Diluted and for a reconciliation of Adjusted EBITDA and Adjusted Net Income, Diluted to net income/(loss), the most comparable GAAP measure.
Significant Events and Transactions
Executing on our Omni-Channel Strategy
We made strong progress on the execution of our omni-channel strategy in the second quarter of fiscal 2023, as we continue to add quality Global Points of Access across our network as we convert markets into fully implemented Hub and Spoke models

(refer to “Key Performance Indicators and Non-GAAP Measures” below for more information as to how we define the Hub and Spoke model). We added 462 new Global Points of Access in the second quarter of fiscal 2023 to surpass 12,850 Global Points of Access. The primary driver of the increased Global Points of Access during the second quarter was the continued expansion of our DFD network in alignment with our transformation strategy, as we added 406 DFD Doors globally, including 239 DFD Doors to the U.S. segment, 76 to the International segment, and 91 to the Market Development segment. The increase in DFD Doors is the result of our focus on executing our omni-channel strategy to drive our transformation, and includes our expansion into Quick Service Restaurant (“QSR”) channels such as our test collaboration with McDonald’s in Louisville and Lexington, Kentucky and the surrounding area.
The capital-efficient Hub and Spoke distribution model, which originated within our International segment and now drives our expansion strategy for the U.S. and globally due to its convincing advantages, increases accessibility to our consumers and drives higher profitability and increased margins, evidenced by the adjusted EBITDA margin expansion of 60 basis points to 10.5% for the U.S. segment in the second quarter of fiscal 2023 compared to the same quarter last year. We expect DFD growth to continue to be one of our most significant drivers of earnings growth, through both increased door count and growth in average revenue per door (“APD”), which rose by 16% in the U.S. in the second quarter of fiscal 2023 compared to the same quarter last year. Hub and Spoke expansion in the U.S. contributed to trailing four quarters Sales per Hub growth to $4.7 million in the second quarter, an increase of 9% from the same quarter last year.
Growing our Global Presence
Another of our key strategic initiatives is to increase our global presence as we become the Most Loved Sweet Treat Brand in the World. We continue to focus on growing the percentage of our revenues and Adjusted EBITDA generated outside the U.S. We expect to open in at least five new countries in fiscal 2023, with a key focus in Western Europe and select Asian and South American countries. During the second quarter of fiscal 2023 we opened our first franchise shops in Chile, Costa Rica, and Jamaica, and we expect to have further announcements throughout the year as we grow our global business.
Ecommerce, Brand, and Innovation
Ecommerce represented 18.8% of our Doughnut and Cookie Shop sales (excluding DFD) for the second quarter of fiscal 2023, up from 17.5% in the same quarter last year. We continue to expand the delivery radius in several key markets around the world through partnerships with third-party aggregators.
Innovation is a significant driver of frequency as we create and introduce premium, fresh, and buzz-worthy offerings to consumers across our Global Points of Access. High profile initiatives during the second quarter of fiscal 2023 included limited time offerings (“LTOs”) and seasonal activations such as Mother’s Day, Cookie Blast (with Chips Ahoy!® and Oreo®), and Fan Favorites, among many others around the world.

I JUST LOVE YA.
HAPPY MOTHER'S DAY
GETTING WARMER...
GETTING WARMER...
HAPPY MOTHER'S DAY
GETTING WARMER...

Insomnia Cookies

Krispy Kreme DOUGHNUTS
Hoy y siempre...

Puerto Rico

Bestest BUD
MUM
MUM in a million
MUM
KNOWS BEST
Krispy Kreme

South Africa

Blooming
lovely
queen bee
you grow girl
bestest buds
#JoyUnboxed
Krispy Kreme

United Kingdom

Krispy Kreme DOUGHNUTS
50% OFF
DOCENA
GLASEADA ORIGINAL®
Y SABOR FRESA
¡La alegría que compartimos con mamá!

México

Mini
Chocolate Iced
Rose
Mini
Cookies & Kreme™
Mini
Strawberry Iced
Heart
Mini
Original Glazed®
minis
for Mom
a sweeter bouquet this Mother's day!
the ORIGINAL SINCE 1937
16ct
$00.00

United States

Exiting the Branded Sweet Treats Business
During the first quarter of fiscal 2023, we made the decision to exit our pre-packaged Branded Sweet Treats business due in part to its dilutive impact on profit margins, as well as to allow us to focus on our fresh doughnuts business. In fiscal 2022, the Branded Sweet Treats business generated approximately $36 million revenues and had a dilutive impact on adjusted EBITDA margins. As a result, we discontinued production at our Concord, North Carolina and Winston-Salem, North Carolina manufacturing facilities. As such, we recognized non-recurring expenses, including property, plant and equipment impairments, inventory write-offs, employee severance, and other related costs, totaling approximately $4.4 million and $17.8 million for the quarter and two quarters ended July 2, 2023, respectively.
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

The following table presents our Global Points of Access, by segment and type, as of the end of the second quarter of fiscal 2023, the second quarter of fiscal 2022, and fiscal 2022, respectively:

	Global Points of Access (1)
	Quarter Ended		Fiscal Year Ended
	July 2, 2023	July 3, 2022	January 1, 2023
U.S.: (2)
Hot Light Theater Shops	228	241	234
Fresh Shops	66	60	62
Cookie Shops	244	221	231
Carts, Food Trucks, and Other (3)	—	1	—
DFD Doors (5)	6,320	5,520	5,729
Total	6,858	6,043	6,256
International:
Hot Light Theater Shops	35	34	37
Fresh Shops	400	386	388
Carts, Food Trucks, and Other (3)	16	2	14
DFD Doors	3,219	3,003	3,032
Total	3,670	3,425	3,471
Market Development: (4)
Hot Light Theater Shops	120	111	115
Fresh Shops	939	784	873
Carts, Food Trucks, and Other (3)	28	29	27
DFD Doors	1,257	1,017	1,095
Total	2,344	1,941	2,110
Total Global Points of Access (as defined)	12,872	11,409	11,837
Total Hot Light Theater Shops	383	386	386
Total Fresh Shops	1,405	1,230	1,323
Total Cookie Shops	244	221	231
Total Shops	2,032	1,837	1,940
Total Carts, Food Trucks, and Other	44	32	41
Total DFD Doors	10,796	9,540	9,856
Total Global Points of Access (as defined)	12,872	11,409	11,837
(1)Excludes the recently exited Branded Sweet Treats distribution points.
(2)Includes Points of Access that were acquired from a franchisee in the U.S. in the third quarter of fiscal 2022. These Points of Access were previously included in the Market Development segment prior to the acquisition date.
(3)Carts and Food Trucks are non-producing, mobile (typically on wheels) facilities without walls or a door where product is received from a Hot Light Theater Shop or Doughnut Factory. Other includes a vending machine. Points of Access in this category are primarily found in international locations in airports, train stations, etc.
(4)Includes locations in Japan and Canada, which are Company-owned. All remaining Points of Access in the Market Development segment relate to our franchise business.
(5)Includes over 160 McDonald’s test shops located in Louisville and Lexington, Kentucky and the surrounding area as of July 2, 2023.
As of July 2, 2023, we had 12,872 global points of access, with 2,032 Krispy Kreme and Insomnia Cookies branded shops, 44 Carts and Food Trucks, and 10,796 DFD Doors. During the second quarter of fiscal 2023, we added a net 56 additional shops globally compared to the first quarter of fiscal 2023, including six Hot Light Theater Shops, 45 Fresh Shops, and five Insomnia Cookie Shops. In the quarter, we continued to grow our global presence as we expanded into three new countries with Hot Light Theater Shop openings in Santiago, Chile, San Jose, Costa Rica, and Kingston, Jamaica. We added a net 406 new DFD Doors during the quarter as we continue to focus on the expansion of our Hub and Spoke model and our expansion into QSR channels. We plan to continue adding new locations and expanding our Ecommerce and delivery platform in order to extend the availability of our products.

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
The following table presents our Hubs, by segment and type, as of the end of the second quarter of fiscal 2023, the second quarter of fiscal 2022, and fiscal 2022, respectively:

	Hubs
	Quarter Ended		Fiscal Year Ended
	July 2, 2023	July 3, 2022	January 1, 2023
U.S.:
Hot Light Theater Shops (1)	221	238	228
Doughnut Factories	4	4	4
Total	225	242	232
Hubs with Spokes	143	124	133
Hubs without Spokes	82	118	99
International:
Hot Light Theater Shops (1)	29	26	28
Doughnut Factories	11	11	11
Total	40	37	39
Hubs with Spokes	40	37	39
Market Development:
Hot Light Theater Shops (1)	114	108	110
Doughnut Factories	26	26	27
Total	140	134	137
Total Hubs	405	413	408
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

Organic Revenue Growth
Organic revenue growth measures our revenue growth trends excluding the impact of acquisitions and foreign currency, and we believe it is useful for investors to understand the expansion of our global footprint through internal efforts. We define “Organic Revenue Growth” as the growth in revenues, excluding (i) acquired shops owned by us for less than 12 months following their acquisition, (ii) the impact of foreign currency exchange rate changes, (iii) the impact of shop closures related to restructuring programs such as the shop portfolio optimization program initiated for Krispy Kreme U.S. during fiscal 2022, (iv) the impact of the Branded Sweat Treats business exit, and (v) revenues generated during the 53rd week for those fiscal years that have a 53rd week based on our fiscal calendar defined in Note 1, Description of Business and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. See “Results of Operations” for our organic growth calculations for the periods presented.
Adjusted EBITDA, Adjusted Net Income, Diluted, and Adjusted EPS
We define “Adjusted EBITDA” as earnings before interest expense, net, income tax (benefit)/expense, and depreciation and amortization, with further adjustments for share-based compensation, certain strategic initiatives, acquisition and integration expenses, and other certain non-recurring, infrequent or non-core income and expense items. Adjusted EBITDA enables operating performance to be reviewed across reporting periods on a consistent basis and is one of the principal measures used by management to evaluate and monitor our operating performance.
We define “Adjusted Net Income, Diluted” as net income/(loss) attributable to common shareholders, adjusted for interest expense, share-based compensation, certain strategic initiatives, acquisition and integration expenses, amortization of acquisition-related intangibles, the tax impact of adjustments, and other certain non-recurring, infrequent or non-core income and expense items. “Adjusted EPS” is Adjusted Net Income, Diluted converted to a per share amount.
Adjusted EBITDA, Adjusted Net Income, Diluted, and Adjusted EPS have certain limitations, including adjustments for income and expense items that are required by GAAP. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as share-based compensation. Our presentation of Adjusted EBITDA, Adjusted Net Income, Diluted, and Adjusted EPS should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using Adjusted EBITDA, Adjusted Net Income, Diluted, and Adjusted EPS supplementally.
The following tables present a reconciliation of net income/(loss) to Adjusted EBITDA and net income/(loss) to Adjusted Net Income, Diluted and Adjusted EPS for the periods presented:

	Quarter Ended		Two Quarters Ended
(in thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income/(loss)	$84	$(2,408)	$1,728	$4,050
Interest expense, net	12,063	7,586	24,051	14,937
Income tax (benefit)/expense	(7,563)	1,574	(7,246)	5,374
Depreciation and amortization expense	29,196	27,814	57,135	55,655
Share-based compensation	4,824	5,452	10,369	10,493
Employer payroll taxes related to share-based compensation	189	35	214	90
Other non-operating expense, net (1)	1,061	756	2,060	435
Strategic initiatives (2)	4,477	120	17,946	120
Acquisition and integration expenses (3)	339	82	430	599
New market penetration expenses (4)	241	260	335	370
Shop closure expenses, net (5)	1,484	1,894	805	2,124
Restructuring and severance expenses (6)	1,667	476	2,247	476
Gain on sale-leaseback	15	—	(9,646)	(2,374)
Other (7)	737	3,720	3,314	3,919
Adjusted EBITDA	$48,814	$47,361	$103,742	$96,268

	Quarter Ended		Two Quarters Ended
(in thousands, except per share amounts)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income/(loss)	$84	$(2,408)	$1,728	$4,050
Share-based compensation	4,824	5,452	10,369	10,493
Employer payroll taxes related to share-based compensation	189	35	214	90
Other non-operating expense, net (1)	1,061	756	2,060	435
Strategic initiatives (2)	4,477	120	17,946	120
Acquisition and integration expenses (3)	339	82	430	599
New market penetration expenses (4)	241	260	335	370
Shop closure expenses, net (5)	1,484	2,144	805	2,374
Restructuring and severance expenses (6)	1,667	476	2,247	476
Gain on sale-leaseback	15	—	(9,646)	(2,374)
Other (7)	737	3,720	3,314	3,919
Amortization of acquisition related intangibles (8)	7,368	6,978	14,641	14,224
Loss on extinguishment of 2019 Facility (9)	—	—	472	—
Tax impact of adjustments (10)	(9,464)	(2,341)	(14,120)	(3,419)
Tax specific adjustments (11)	(1,758)	(628)	(2,315)	(628)
Net loss/(income) attributable to noncontrolling interest	139	(1,441)	(1,806)	(3,897)
Adjustment to adjusted net income attributable to common shareholders	—	—	—	(374)
Adjusted net income attributable to common shareholders - Basic	$11,403	$13,205	$26,674	$26,458
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(4)	(83)	(7)	(122)
Adjusted net income attributable to common shareholders - Diluted	$11,399	$13,122	$26,667	$26,336
Basic weighted average common shares outstanding	168,184	167,367	168,162	167,314
Dilutive effect of outstanding common stock options, RSUs, and PSUs	2,475	1,973	2,163	2,099
Diluted weighted average common shares outstanding	170,659	169,340	170,325	169,413
Adjusted net income per share attributable to common shareholders:
Basic	$0.07	$0.08	$0.16	$0.16
Diluted	$0.07	$0.08	$0.16	$0.16
(1)Primarily foreign translation gains and losses in each period.
(2)The quarter and two quarters ended July 2, 2023 consist primarily of costs associated with the decision to exit the Branded Sweet Treats business, including property, plant and equipment impairments, inventory write-offs, employee severance, and other related costs.
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
(6)The quarter and two quarters ended July 2, 2023 consist primarily of costs associated with restructuring of the global executive teams.
(7)The quarter and two quarters ended July 2, 2023 and July 3, 2022 consist primarily of legal and other regulatory expenses incurred outside the ordinary course of business. The regulatory expenses incurred in the quarter ended April 2, 2023 relate to business acquisitions.
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
(10)Tax impact of adjustments calculated applying the applicable statutory rates. The quarter and two quarters ended July 2, 2023 and July 3, 2022 also include the impact of disallowed executive compensation expense.
(11)The quarter and two quarters ended July 2, 2023 consist of the recognition of a previously unrecognized tax benefit unrelated to ongoing operations, the effect of tax law changes on existing temporary differences, and a discrete tax benefit unrelated to ongoing operations.
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
Sales per Hub was as follows for each of the periods below:

	Trailing Four Quarters Ended	Fiscal Year Ended
(in thousands, unless otherwise stated)	July 2, 2023	January 1, 2023	January 2, 2022
U.S.:
Revenues	$1,066,427	$1,010,250	$923,129
Non-Fresh Revenues (1)	(27,381)	(38,380)	(37,311)
Fresh Revenues from Insomnia Cookies and Hubs without Spokes (2)	(412,241)	(404,430)	(414,899)
Sales from Hubs with Spokes	626,805	567,440	470,919
Sales per Hub (millions)	4.7	4.5	4.0

International:
Sales from Hubs with Spokes (3)	$373,482	$365,916	$332,995
Sales per Hub (millions) (4)	9.7	9.8	8.5
(1)Includes the exited Branded Sweet Treats business revenues.
(2)Includes Insomnia Cookies revenues and Fresh Revenues generated by Hubs without Spokes.
(3)Total International net revenues is equal to Fresh Revenues from Hubs with Spokes for that business segment.
(4)International Sales per Hub comparative data has been restated in constant currency based on current exchange rates.
In our International segment, where the Hub and Spoke model originated, Sales per Hub was $9.7 million, slightly down from the $9.8 million generated in the full fiscal year 2022, and up from the $8.5 million generated in the full fiscal year 2021. The International segment illustrates the benefits of leveraging our Hub and Spoke model as the most efficient way to grow the business, as shown by the consistent Sales per Hub despite global supply chain disruptions and the challenging macroeconomic conditions negatively impacting consumer demand. In the U.S. segment, we had Sales per Hub of $4.7 million, up from $4.5 million generated in the full fiscal year 2022 and up from $4.0 million generated in the full fiscal year 2021. U.S. growth was driven by our efforts to increase the number of DFD Doors served by our Hubs and to increase APD for the DFD Door portfolio, as the segment makes progress toward optimizing the model to look more like our International segment. As we further extend the Hub and Spoke model into existing and new markets around the world, we expect to see this measure continue to grow.

Results of Operations
The following comparisons are historical results and are not indicative of future results which could differ materially from the historical financial information presented.
Quarter ended July 2, 2023 compared to the Quarter ended July 3, 2022
The following table presents our unaudited condensed consolidated results of operations for the quarter ended July 2, 2023 and the quarter ended July 3, 2022:

	Quarter Ended
	July 2, 2023		July 3, 2022		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$400,348	97.9%	$367,777	98.0%	$32,571	8.9%
Royalties and other revenues	8,534	2.1%	7,468	2.0%	1,066	14.3%
Total net revenues	408,882	100.0%	375,245	100.0%	33,637	9.0%
Product and distribution costs	111,106	27.2%	100,558	26.8%	10,548	10.5%
Operating expenses	189,165	46.3%	173,942	46.4%	15,223	8.8%
Selling, general and administrative expense	62,582	15.3%	51,754	13.8%	10,828	20.9%
Marketing expenses	9,770	2.4%	11,215	3.0%	(1,445)	-12.9%
Pre-opening costs	1,104	0.3%	985	0.3%	119	12.1%
Other expenses, net	314	0.1%	1,469	0.4%	(1,155)	-78.6%
Depreciation and amortization expense	29,196	7.1%	27,814	7.4%	1,382	5.0%
Operating income	5,645	1.4%	7,508	2.0%	(1,863)	-24.8%
Interest expense, net	12,063	3.0%	7,586	2.0%	4,477	59.0%
Other non-operating expense, net	1,061	0.3%	756	0.2%	305	40.3%
Loss before income taxes	(7,479)	-1.8%	(834)	-0.2%	(6,645)	-796.8%
Income tax (benefit)/expense	(7,563)	-1.8%	1,574	0.4%	(9,137)	-580.5%
Net income/(loss)	84	—%	(2,408)	-0.6%	2,492	103.5%
Net (loss)/income attributable to noncontrolling interest	(139)	—%	1,441	0.4%	(1,580)	-109.6%
Net income/(loss) attributable to Krispy Kreme, Inc.	$223	0.1%	$(3,849)	-1.0%	$4,072	105.8%
Royalties and other revenues: Royalties and other revenues increased $1.1 million, or 14.3%, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023, led by performance of the international franchise business in spite of continued foreign exchange headwinds.

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the quarter ended July 2, 2023 compared to the quarter ended July 3, 2022:

(in thousands, except percentages)	U.S.	International	Market Development	Total Company
Total net revenues in second quarter of fiscal 2023	$267,417	$98,332	$43,133	$408,882
Total net revenues in second quarter of fiscal 2022	244,665	93,853	36,727	375,245
Total Net Revenues Growth	22,752	4,479	6,406	33,637
Total Net Revenues Growth %	9.3%	4.8%	17.4%	9.0%
Less: Impact of shop optimization closures	(3,330)	—	—	(3,330)
Less: Impact of Branded Sweet Treats exit	(6,701)	—	—	(6,701)
Adjusted net revenues in second quarter of fiscal 2022	234,634	93,853	36,727	365,214
Adjusted net revenue growth	32,783	4,479	6,406	43,668
Impact of acquisitions	(3,023)	—	877	(2,146)
Impact of foreign currency translation	—	(1,224)	1,239	15
Organic Revenue Growth	$29,760	$3,255	$8,522	$41,537
Organic Revenue Growth %	12.7%	3.5%	23.2%	11.4%
Total net revenue growth of $33.6 million, or approximately 9.0%, and organic revenue growth of $41.5 million, or approximately 11.4%, was driven by the continued and successful execution of our growth strategy deploying our omni-channel approach globally. We have continued to increase availability through new Global Points of Access, including capital-light DFD Doors, and via Ecommerce and delivery. Additionally, we have continued to take pricing actions to offset cost inflation, including in the second quarter of fiscal 2023.
U.S. segment net revenue grew $22.8 million, or approximately 9.3%, and organic revenue increased $29.8 million, or approximately 12.7%, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023. Growth was driven by an additional 815 Points of Access compared to the second quarter of fiscal 2022, higher Ecommerce and delivery revenues, growth in DFD APD, as well as a strong performance in Insomnia Cookies which operated 23 new Cookie Shops compared to the second quarter of fiscal 2022. We were able to achieve the strong organic revenue growth in spite of disruption from the temporary outages caused by our third-party point of sale provider during the first part of the quarter. Our organic growth has also been supplemented by effective pricing increases, leading to an increase in the average transaction size, but offset some by transaction declines.
Our International segment net revenue grew $4.5 million, or approximately 4.8%, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023, aided by foreign currency translation impacts of $1.2 million from a weakening U.S. dollar. International organic revenue grew $3.3 million, or approximately 3.5%, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023, driven by increased pricing and Points of Access growth of 245, or 7%, compared to the second quarter of fiscal 2022. International organic revenue growth was offset some by softer transaction volume than last year.
Our Market Development segment net revenue increased $6.4 million, or approximately 17.4%, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023, in spite of the impacts of certain foreign currencies devaluing against the U.S. dollar. When adjusted for the impacts of acquisitions and foreign currency, Market Development organic revenue grew $8.5 million, or approximately 23.2%, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023, driven by strong performance in our international franchise markets, Canada, and Japan, aided by Hub and Spoke model expansion.
Product and distribution costs (exclusive of depreciation and amortization): Product and distribution costs increased $10.5 million, or 10.5%, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023, largely attributable to the same factors as our revenue growth. As a percentage of revenue, product and distribution costs increased by approximately 40 basis points from 26.8% in the second quarter of fiscal 2022 to 27.2% in the second quarter of fiscal 2023. This increase was impacted by additional inventory write-offs and employee severance expenses associated with the exit of the Branded Sweet Treats business, inflationary pressures on commodities and logistics costs, and higher product costs at Insomnia Cookies. Insomnia Cookies is expected to have higher product and distribution costs in the near term, and as we continue to review our product costs and related processes, additional actions may be necessary.
Operating expenses: Operating expenses increased $15.2 million, or 8.8%, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023, driven mainly by labor cost inflation and investments to support growth. Operating expenses as a percentage of revenue decreased approximately 10 basis points, from 46.4% in the second quarter of fiscal 2022 to 46.3% in the second quarter of fiscal 2023, primarily due to efficiency benefits in the U.S. from DFD expansion as we execute our Hub and Spoke transformation, and also aided by a focus on labor management and more selective and strategic use of discounting on promotions compared to last year.
Selling, general and administrative expense: Selling, general and administrative (“SG&A”) expense increased $10.8 million, or 20.9%, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023. As a percentage of revenue, SG&A expense increased approximately 150 basis points, from 13.8% in the second quarter of fiscal 2022 to 15.3% in the second quarter of fiscal 2023, primarily driven by strategic investments in global leadership and a lower employee compensation accrual in the second quarter of fiscal 2022.
Marketing expenses: Marketing expenses decreased $1.4 million, or 12.9%, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023, primarily driven by the timing of promotional activity.
Other expenses, net: Other expenses, net of $0.3 million in the second quarter of fiscal 2023 was primarily driven by additional property, plant and equipment impairments associated with the exit of the Branded Sweet Treats business, partially offset by business interruption insurance recoveries for the Krispy Kreme U.S. business. Other expenses, net of $1.5 million in the second quarter of fiscal 2022 was primarily driven by impairment and lease termination costs.
Depreciation and amortization expense: Depreciation and amortization expense increased $1.4 million, or 5.0%, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023. As a percentage of revenue, depreciation and amortization expense decreased approximately 30 basis points, from 7.4% in the second quarter of fiscal 2022 to 7.1% in the second quarter of fiscal 2023, primarily driven by lower capital spend associated with capital-light DFD expansion, as well as the impact of asset write-offs related to the U.S. shop optimization closures in fiscal 2022.
Interest expense, net: Interest expense, net increased $4.5 million, or 59.0%, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023. The increase was primarily driven by increases in the benchmark interest rates associated with the unhedged portion of our variable rate long-term debt, as well as an increase in the unhedged principal amount compared to last year.
Income tax (benefit)/expense: Income tax benefit was $7.6 million in the second quarter of fiscal 2023, while income tax expense was $1.6 million in the second quarter of fiscal 2022. The fluctuation of $9.1 million from the second quarter of fiscal 2022 to the second quarter of fiscal 2023 was primarily driven by lower pre-tax results and the recognition of previously unrecognized tax benefits in the second quarter of fiscal 2023. Income tax (benefit)/expense was also impacted by the mix of income between the U.S. and foreign jurisdictions.
Net (loss)/income attributable to noncontrolling interest: Net loss attributable to noncontrolling interest was $0.1 million in the second quarter of fiscal 2023, while net income attributable to noncontrolling interest was $1.4 million in the second quarter of fiscal 2022. The decline of $1.6 million, or 109.6%, was driven by less earnings allocated to certain consolidated subsidiaries, particularly Insomnia Cookies.
Results of Operations by Segment – Quarter ended July 2, 2023 compared to the Quarter ended July 3, 2022
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Quarter Ended		Change
(in thousands, except percentages)	July 2, 2023	July 3, 2022	$	%
Adjusted EBITDA
U.S.	$28,085	$24,155	$3,930	16.3%
International	19,463	19,535	(72)	-0.4%
Market Development	15,734	12,357	3,377	27.3%
Corporate	(14,468)	(8,686)	(5,782)	-66.6%
Total Adjusted EBITDA (1)	$48,814	$47,361	$1,453	3.1%
(1)    Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net income.

U.S. segment Adjusted EBITDA increased $3.9 million, or 16.3%, with margin expansion of 60 basis points to 10.5% in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022, driven primarily by the efficiencies from Hub and Spoke expansion, improvements from the Krispy Kreme U.S. portfolio optimization of our Hubs without Spokes, and a focus on labor management and more selective and strategic use of discounting on promotions compared to last year. We also effectively offset commodity inflation and labor pressures by implementing pricing increases, including during the second quarter of fiscal 2023. The increase in Adjusted EBITDA was partially offset by higher product costs at Insomnia Cookies and the impact of the temporary outages caused by our third-party point of sale provider during the first part of the quarter.
International segment Adjusted EBITDA decreased $0.1 million, or 0.4%, with margin decline of 100 basis points to 19.8% in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022, primarily driven by cost inflation and lower transaction volume than last year. We have begun to see positive results from our actions taken in the International segment, which include adding Krispy Kreme to consumer loyalty card programs, deploying pricing and cost control initiatives, and introducing strategic shifts in product mix such as a 9-count doughnut pack for KKUK DFD.
Market Development segment Adjusted EBITDA increased $3.4 million, or 27.3%, with margin expansion of 290 basis points to 36.5% in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022, driven mainly by strong margin improvement in our Company-owned Japan business from Hub and Spoke efficiencies. Strength in international franchise revenues also more than offset inflation and the strong U.S. dollar.
Corporate expenses within Adjusted EBITDA increased $5.8 million, or 66.6%, from the second quarter of fiscal 2022 to the second quarter of fiscal 2023 aided by strategic investments in global leadership and a lower employee compensation accrual in the second quarter of fiscal 2022.
Two Quarters ended July 2, 2023 compared to the Two Quarters ended July 3, 2022
The following table presents our unaudited condensed consolidated results of operations for the two quarters ended July 2, 2023 and the two quarters ended July 3, 2022:

	Two Quarters Ended
	July 2, 2023		July 3, 2022		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$811,022	98.0%	$731,829	97.9%	$79,193	10.8%
Royalties and other revenues	16,810	2.0%	15,948	2.1%	862	5.4%
Total net revenues	827,832	100.0%	747,777	100.0%	80,055	10.7%
Product and distribution costs	228,939	27.7%	196,669	26.3%	32,270	16.4%
Operating expenses	380,573	46.0%	342,668	45.8%	37,905	11.1%
Selling, general and administrative expense	124,050	15.0%	105,465	14.1%	18,585	17.6%
Marketing expenses	19,623	2.4%	21,374	2.9%	(1,751)	-8.2%
Pre-opening costs	1,868	0.2%	2,314	0.3%	(446)	-19.3%
Other income, net	(4,949)	-0.6%	(1,164)	-0.2%	(3,785)	-325.2%
Depreciation and amortization expense	57,135	6.9%	55,655	7.4%	1,480	2.7%
Operating income	20,593	2.5%	24,796	3.3%	(4,203)	-17.0%
Interest expense, net	24,051	2.9%	14,937	2.0%	9,114	61.0%
Other non-operating expense, net	2,060	0.2%	435	0.1%	1,625	373.6%
(Loss)/income before income taxes	(5,518)	-0.7%	9,424	1.3%	(14,942)	-158.6%
Income tax (benefit)/expense	(7,246)	-0.9%	5,374	0.7%	(12,620)	-234.8%
Net income	1,728	0.2%	4,050	0.5%	(2,322)	-57.3%
Net income attributable to noncontrolling interest	1,806	0.2%	3,897	0.5%	(2,091)	-53.7%
Net (loss)/income attributable to Krispy Kreme, Inc.	$(78)	—%	$153	—%	$(231)	-151.0%
Royalties and other revenues: Royalties and other revenues increased $0.9 million, or 5.4%, from the first two quarters of fiscal 2022 to the first two quarters of fiscal 2023, led by performance of the international franchise business in spite of continued foreign exchange headwinds.

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the two quarters ended July 2, 2023 compared to the two quarters ended July 3, 2022:

(in thousands, except percentages)	U.S.	International	Market Development	Total Company
Total net revenues in first two quarters of fiscal 2023	$548,761	$188,620	$90,451	$827,832
Total net revenues in first two quarters of fiscal 2022	492,584	181,054	74,139	747,777
Total Net Revenues Growth	56,177	7,566	16,312	80,055
Total Net Revenues Growth %	11.4%	4.2%	22.0%	10.7%
Less: Impact of shop optimization closures	(6,517)	—	—	(6,517)
Less: Impact of Branded Sweet Treats exit	(6,701)	—	—	(6,701)
Adjusted net revenues in first two quarters of fiscal 2022	479,366	181,054	74,139	734,559
Adjusted net revenue growth	69,395	7,566	16,312	93,273
Impact of acquisitions	(6,103)	—	1,770	(4,333)
Impact of foreign currency translation	—	2,084	3,710	5,794
Organic Revenue Growth	$63,292	$9,650	$21,792	$94,734
Organic Revenue Growth %	13.2%	5.3%	29.4%	12.9%
Total net revenue growth of $80.1 million, or approximately 10.7%%, and organic revenue growth of $94.7 million, or approximately 12.9%, was driven by the continued and successful execution of our growth strategy deploying our omni-channel approach globally. We have continued to increase availability through new Global Points of Access, including capital-light DFD Doors, and via Ecommerce and delivery. Additionally, we have continued to take pricing actions to offset cost inflation, including in the first two quarters of fiscal 2023.
U.S. segment net revenue grew $56.2 million, or approximately 11.4%, and organic revenue increased $63.3 million, or approximately 13.2%, from the first two quarters of fiscal 2022 to the first two quarters of fiscal 2023. Growth was driven by additional Points of Access compared to the first two quarters of fiscal 2022, higher Ecommerce and delivery revenues, growth in DFD APD, as well as a strong performance in Insomnia Cookies. Our organic growth has also been supplemented by effective pricing increases, leading to an increase in the average transaction size, but offset some by transaction declines.
Our International segment net revenue grew $7.6 million, or approximately 4.2%, from the first two quarters of fiscal 2022 to the first two quarters of fiscal 2023, in spite of foreign currency translation impacts of $2.1 million from a strengthening U.S. dollar. International organic revenue grew $9.7 million, or approximately 5.3%, from the first two quarters of fiscal 2022 to the first two quarters of fiscal 2023, driven by additional Points of Access compared to the first two quarters of fiscal 2022.
Our Market Development segment net revenue increased $16.3 million, or approximately 22.0%, from the first two quarters of fiscal 2022 to the first two quarters of fiscal 2023, in spite of the impacts from certain foreign currencies devaluing against the U.S. dollar. When adjusted for the impacts of acquisitions and foreign currency, Market Development organic revenue grew $21.8 million, or approximately 29.4%, from the first two quarters of fiscal 2022 to the first two quarters of fiscal 2023, driven by strong performance in our international franchise markets, Canada, and Japan, including benefits from DFD expansion.
Product and distribution costs (exclusive of depreciation and amortization): Product and distribution costs increased $32.3 million, or 16.4%, from the first two quarters of fiscal 2022 to the first two quarters of fiscal 2023, largely attributable to the same factors as our revenue growth. Product and distribution costs as a percentage of revenue increased by approximately 140 basis points from 26.3% in the first two quarters of fiscal 2022 to 27.7% in the first two quarters of fiscal 2023. This increase was primarily driven by $10.4 million inventory write-offs and employee severance expenses associated with the exit of the Branded Sweet Treats business, higher product costs at Insomnia Cookies, and inflationary pressures on commodities and logistics costs in the first two quarters of fiscal 2023.
Operating expenses: Operating expenses increased $37.9 million, or 11.1%, from the first two quarters of fiscal 2022 to the first two quarters of fiscal 2023, driven mainly by labor cost inflation and investments to support growth. Operating expenses as a percentage of revenue increased approximately 20 basis points, from 45.8% in the first two quarters of fiscal 2022 to 46.0% in the first two quarters of fiscal 2023, primarily due to the labor cost inflation, particularly internationally.
Selling, general and administrative expense: SG&A expense increased $18.6 million, or 17.6%, from the first two quarters of fiscal 2022 to the first two quarters of fiscal 2023. As a percentage of revenue, SG&A expense increased approximately 90 basis points, from 14.1% in the first two quarters of fiscal 2022 to 15.0% in the first two quarters of fiscal 2023, primarily driven by strategic investments in global leadership and a lower employee compensation accrual in the first two quarters of fiscal 2022.
Marketing expenses: Marketing expenses decreased $1.8 million, or 8.2%, from the first two quarters of fiscal 2022 to the first two quarters of fiscal 2023, primarily driven by the timing of promotional activity.
Other income, net: Other income, net of $4.9 million in the first two quarters of fiscal 2023 was primarily driven by a gain on a sale-leaseback transaction of $9.6 million, partially offset by property, plant and equipment impairments associated with the exit of the Branded Sweet Treats business. Other income, net of $1.2 million in the first two quarters of fiscal 2022 was primarily driven by a gain on sale-leaseback of $2.6 million, partially offset by impairment and lease termination costs. Refer to Note 4, Leases to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
Depreciation and amortization expense: Depreciation and amortization expense increased $1.5 million, or 2.7%, from the first two quarters of fiscal 2022 to the first two quarters of fiscal 2023. As a percentage of revenue, depreciation and amortization expense decreased approximately 50 basis points, from 7.4% in the first two quarters of fiscal 2022 to 6.9% in the first two quarters of fiscal 2023, primarily driven by lower capital spend associated with capital-light DFD expansion, as well as the impact of asset write-offs related to the U.S. shop optimization closures in fiscal 2022.
Interest expense, net: Interest expense, net increased $9.1 million, or 61.0%, from the first two quarters of fiscal 2022 to the first two quarters of fiscal 2023. The increase was primarily driven by increases in the benchmark interest rates associated with the unhedged portion of our variable rate long-term debt, as well as an increase in the unhedged principal amount compared to last year. The increase also includes $0.5 million expenses related to our debt refinancing discussed in Note 8, Long-Term Debt to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Income tax (benefit)/expense: Income tax benefit was $7.2 million in the first two quarters of fiscal 2023, while income tax expense was $5.4 million in the first two quarters of fiscal 2022. The fluctuation of $12.6 million from the first two quarters of fiscal 2022 to the first two quarters of fiscal 2023 was primarily driven by lower pre-tax results, the recognition of previously unrecognized tax benefits, and a discrete tax benefit unrelated to ongoing operations during the first two quarters of fiscal 2023. Income tax expense was also impacted by the mix of income between the U.S. and foreign jurisdictions.
Net income attributable to noncontrolling interest: Net income attributable to noncontrolling interest decreased $2.1 million or 53.7%, from the first two quarters of fiscal 2022 to the first two quarters of fiscal 2023, driven by less earnings allocated to certain consolidated subsidiaries, particularly Insomnia Cookies, WKS Krispy Kreme, and Awesome Doughnut.
Results of Operations by Segment – Two Quarters ended July 2, 2023 compared to the Two Quarters ended July 3, 2022
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Two Quarters Ended		Change
(in thousands, except percentages)	July 2, 2023	July 3, 2022	$	%
Adjusted EBITDA
U.S.	$66,620	$56,562	$10,058	17.8%
International	33,030	36,779	(3,749)	-10.2%
Market Development	32,700	24,845	7,855	31.6%
Corporate	(28,608)	(21,918)	(6,690)	-30.5%
Total Adjusted EBITDA (1)	$103,742	$96,268	$7,474	7.8%
(1)    Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net income.
U.S. segment Adjusted EBITDA increased $10.1 million, or 17.8%, with margin expansion of 60 basis points to 12.1% in the first two quarters of fiscal 2023 compared to the first two quarters of fiscal 2022, driven primarily by the efficiencies from Hub and Spoke expansion and improvements from the Krispy Kreme U.S. portfolio optimization of our Hubs without Spokes. We also effectively offset commodity inflation and labor pressures by implementing pricing increases, including during the first two quarters of fiscal 2023. The increase in Adjusted EBITDA was partially offset by higher product costs at Insomnia Cookies.
International segment Adjusted EBITDA decreased $3.7 million, or 10.2%, with margin decline of 280 basis points to 17.5% in the first two quarters of fiscal 2023 compared to the first two quarters of fiscal 2022, primarily driven by cost inflation and lower transaction volume than last year.
Market Development segment Adjusted EBITDA increased $7.9 million, or 31.6%, with margin expansion of 270 basis points to 36.2% in the first two quarters of fiscal 2023 compared to the first two quarters of fiscal 2022, driven mainly by strong margin improvement in our Company-owned Japan and Canada businesses from Hub and Spoke efficiencies. Strength in international franchise revenues also more than offset inflation and the strong U.S. dollar.
Corporate expenses within Adjusted EBITDA increased $6.7 million, or 30.5%, from the first two quarters of fiscal 2022 to the first two quarters of fiscal 2023 aided by strategic investments in global leadership and a lower employee compensation accrual in the first two quarters of fiscal 2022.
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
As of July 2, 2023, our outstanding principal amount under our 2023 Facility was $825.0 million. The increase from the 2019 Facility balance as of January 1, 2023 included impacts from the debt refinancing completed during the first quarter of fiscal 2023, as well as draws to fund payments on our commercial trade financing obligations. Refer to Note 8, Long-Term Debt to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
We had cash and cash equivalents of $26.6 million and $35.4 million as of July 2, 2023 and January 1, 2023, respectively. We believe that our existing cash and cash equivalents and debt facilities will be sufficient to fund our operating and capital needs for at least the next twelve months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending on business acquisitions, the growth of our presence in new markets, and the expansion of our omni-channel model in existing markets. We may enter into arrangements in the future to acquire or invest in complementary businesses, services, and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.

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

	Two Quarters Ended
(in thousands)	July 2, 2023	July 3, 2022
Net cash provided by operating activities	$46,253	$53,923
Net cash used for investing activities	(44,102)	(48,279)
Net cash used for financing activities	(7,896)	(14,156)
Cash Flows Provided by Operating Activities
Cash provided by operations totaled $46.3 million for the first two quarters of fiscal 2023, a decrease of $7.7 million compared with the amount for the first two quarters of fiscal 2022. Cash provided by operations decreased primarily due to a decline of approximately $16.4 million from changes in operating assets and liabilities, primarily as a result of reductions to accounts payable and accrued liabilities balances, partially offset by our receipt of $7.7 million cash proceeds from the settlement of interest rate swap derivative contracts discussed in Note 6, Derivative Instruments to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
We have undertaken broad efforts to improve our working capital position and cash generation, in part by negotiating longer payment terms with vendors. We have an agreement with a third-party administrator which allows participating vendors to track our payments, and, if voluntarily elected by the vendor, to sell payment obligations from us to financial institutions (the SCF programs discussed in Note 7, Vendor Finance Programs to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q). In an effort to normalize payment terms, we have reduced outstanding balances under the SCF programs during the first two quarters of fiscal 2023, contributing to the reduction to accounts payable noted above.
Cash Flows Used for Investing Activities
Cash used for investing activities totaled $44.1 million for the first two quarters of fiscal 2023, a decrease of $4.2 million compared with the first two quarters of fiscal 2022. The decrease is primarily due to a net $7.0 million increase in proceeds from sale-leaseback transactions discussed in Note 4, Leases to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, partially offset by an increase in cash spent on property and equipment purchases.
Cash Flows Used for Financing Activities
Cash used for financing activities totaled $7.9 million for the first two quarters of fiscal 2023, a decrease of $6.3 million compared with the first two quarters of fiscal 2022. The decrease was primarily due to draws on our 2023 Facility used in part to fund payments to reduce our vendor finance program obligations including the SCF programs and structured payables.
Payments on our structured payables resulted in a net $72.6 million change in cash flows related to structured payables programs (net payments on structured payables of $53.0 million in the first two quarters of fiscal 2023 compared to net proceeds from structured payables of $19.6 million in the first two quarters of fiscal 2022). Refer to Note 7, Vendor Finance Programs to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.

Debt
Our long-term debt obligations consist of the following:

(in thousands)	July 2, 2023	January 1, 2023
2023 Facility — term loan	$700,000	$—
2023 Facility — revolving credit facility	125,000	—
2019 Facility — term loan	—	586,250
2019 Facility — revolving credit facility	—	162,500
Less: Debt issuance costs	(4,896)	(2,247)
Finance lease obligations	35,094	32,583
Total long-term debt	855,198	779,086
Less: Current portion of long-term debt	(40,722)	(40,034)
Long-term debt, less current portion	$814,476	$739,052
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
Under the terms of the 2023 Facility, we are subject to a requirement to maintain a leverage ratio of less than 5.00 to 1.00 as of the end of each quarterly Test Period (as defined in the 2023 Facility) through maturity in March 2028. The leverage ratio under the 2023 Facility is defined as the ratio of (a) Total Indebtedness (as defined in the 2023 Facility, which includes all debt and finance lease obligations) minus unrestricted cash and cash equivalents to (b) a defined calculation of Adjusted EBITDA (2023 Facility Adjusted EBITDA) for the most recently ended Test Period. Our leverage ratio was 3.76 to 1.00 as of the end of the second quarter of fiscal 2023 compared to 3.41 to 1.00 as of the end of fiscal 2022, primarily due to the increase in long-term debt.
We were in compliance with the financial and other covenants related to the 2023 Facility as of July 2, 2023 and expect to remain in compliance over the next 12 months. If we are unable to meet the 2023 Facility financial or other covenants in future periods, it may negatively impact our liquidity by limiting our ability to draw on the revolving credit facility, could result in the lenders accelerating the maturity of such indebtedness and foreclosing upon the collateral pledged thereunder, and could require the replacement of the 2023 Facility with new sources of financing, which there is no guaranty we could secure.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Effects of Changing Prices – Inflation
We are exposed to the effects of commodity price fluctuations in the cost of ingredients of our products, of which flour, sugar, and shortening are the most significant. During the first two quarters of fiscal 2023, we have continued to experience headwinds from commodity inflation globally. We have undertaken efforts to effectively manage inflationary cost increases through rapid inventory turnover and reduced inventory waste, increased focus on resiliency of our supply chains, and an ability to adjust pricing of our products. Additionally, from time to time we may enter into forward contract for supply through our vendors for raw materials which are ingredients of our products or which are components of such ingredients, including wheat and soybean oil.
We are also exposed to the effects of commodity price fluctuations in the cost of gasoline used by our delivery vehicles. To mitigate the risk of fluctuations in the price of our gasoline purchases, we may directly purchase commodity futures contracts.
Interest Rate Risk
We are exposed to changes in interest rates on any borrowings under our debt facilities, which bear interest based on the one-month SOFR (with a floor of zero). Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in SOFR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps on $505.0 million notional of our $825.0 million of outstanding debt under the 2023 Facility as of July 2, 2023, which we account for as cash flow hedges. Based on the $320.0 million of unhedged outstanding as of July 2, 2023, a 100 basis point increase in the one-month SOFR would result in a $3.2 million increase in interest expense for a 12-month period, while a 100 basis point decrease would result in a $3.2 million decrease in interest expense for a 12-month period based on the daily average of the one-month SOFR through the fiscal quarter ended July 2, 2023.
Foreign Currency Risk
We are exposed to foreign currency translation risk on the operations of our subsidiaries that have functional currencies other than the U.S. dollar, whose revenues accounted for approximately 28% of our total net revenues through the two quarters ended July 2, 2023. A substantial majority of these revenues, or approximately $232.6 million through the two quarters ended July 2, 2023, were attributable to subsidiaries whose functional currencies are the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen. A 10% increase or decrease in the average exchange rate of the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen against the U.S. dollar would have resulted in a decrease or increase of approximately $23.3 million in our total net revenues through the two quarters ended July 2, 2023.
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
As of July 2, 2023, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
There were no changes during the fiscal quarter ended July 2, 2023 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Because the interpretation and application of laws, regulations, standards, and other obligations relating to data privacy and security are still uncertain, it is possible that these laws, regulations, standards, and other obligations may be interpreted and applied in a manner that is inconsistent with our data processing practices and policies. If our practices are not consistent, or are viewed as not consistent, with interpretations, applications, or changes of laws, regulations, standards, or new interpretations or applications of existing laws, regulations, and standards, we may also become subject to fines, audits, inquiries, whistleblower complaints, adverse media coverage, investigations, lawsuits, loss of export privileges, severe criminal or civil sanctions, or other penalties. We monitor and endeavor to comply with our legal and contractual obligations to data privacy and security. Despite our efforts, we may at times fail to do so or be alleged to have failed to do so. In this respect, an employee has filed a lawsuit alleging violations of BIPA (see Note 11 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information regarding this lawsuit). The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Any concerns about our data privacy and security practices, even if unfounded, could damage the reputation of our businesses and discourage potential users from our products and services. Any of the foregoing could have an adverse effect on our business, financial condition, results of operations, and prospects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the quarter ended July 2, 2023, no director nor Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” nor any “non-Rule 10b5-1 arrangements” (in each case, as defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1*	Certification of Chief Executive Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

31.2*	Certification of Chief Financial Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

32.1**
Certifications of Chief Executive Officer and Chief Financial Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Charlotte, North Carolina on August 10, 2023.

Krispy Kreme, Inc.

By:	/s/ Jeremiah Ashukian
Name:	Jeremiah Ashukian
Title:	Chief Financial Officer