Form 10-Q
period 2023-10-01
Krispy Kreme, Inc.
filed 2023-11-13
CIK 1857154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2023

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

The registrant had outstanding 168.6 million shares of common stock as of November 6, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Krispy Kreme, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended
	October 1, 2023 (13 weeks)	October 2, 2022 (13 weeks)	October 1, 2023 (39 weeks)	October 2, 2022 (39 weeks)
Net revenues
Product sales	$398,745	$370,216	$1,209,767	$1,102,045
Royalties and other revenues	8,622	7,306	25,432	23,254
Total net revenues	407,367	377,522	1,235,199	1,125,299
Product and distribution costs	101,353	102,870	330,292	299,539
Operating expenses	195,380	177,592	575,953	520,260
Selling, general and administrative expense	68,305	54,801	192,355	160,266
Marketing expenses	12,478	10,995	32,101	32,369
Pre-opening costs	1,059	1,200	2,927	3,514
Other (income)/expenses, net	(1,102)	2,964	(6,051)	1,800
Depreciation and amortization expense	32,007	28,127	89,142	83,782
Operating (loss)/income	(2,113)	(1,027)	18,480	23,769
Interest expense, net	12,807	8,871	36,858	23,808
Other non-operating expense, net	971	1,648	3,031	2,083
Loss before income taxes	(15,891)	(11,546)	(21,409)	(2,122)
Income tax expense	24,367	294	17,121	5,668
Net loss	(40,258)	(11,840)	(38,530)	(7,790)
Net income attributable to noncontrolling interest	199	1,216	2,005	5,113
Net loss attributable to Krispy Kreme, Inc.	$(40,457)	$(13,056)	$(40,535)	$(12,903)
Net loss per share:
Common stock — Basic	$(0.24)	$(0.08)	$(0.24)	$(0.08)
Common stock — Diluted	$(0.24)	$(0.08)	$(0.24)	$(0.08)
Weighted average shares outstanding:
Basic	168,224	167,431	168,183	167,353
Diluted	168,224	167,431	168,183	167,353
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)
(in thousands)

	Quarter Ended		Three Quarters Ended
	October 1, 2023 (13 weeks)	October 2, 2022 (13 weeks)	October 1, 2023 (39 weeks)	October 2, 2022 (39 weeks)
Net loss	$(40,258)	$(11,840)	$(38,530)	$(7,790)
Other comprehensive (loss)/income, net of income taxes:
Foreign currency translation adjustment	(12,834)	(25,708)	7,552	(61,887)
Unrealized (loss)/income on cash flow hedges, net of income taxes (1)	(2,615)	7,692	(5,110)	24,798
Total other comprehensive (loss)/income	(15,449)	(18,016)	2,442	(37,089)
Comprehensive loss	(55,707)	(29,856)	(36,088)	(44,879)
Net income attributable to noncontrolling interest	199	1,216	2,005	5,113
Foreign currency translation adjustment attributable to noncontrolling interest	(148)	(1,283)	807	(2,186)
Total comprehensive income/(loss) attributable to noncontrolling interest	51	(67)	2,812	2,927
Comprehensive loss attributable to Krispy Kreme, Inc.	$(55,758)	$(29,789)	$(38,900)	$(47,806)
(1)Net of income tax benefit/(expense) of $0.9 million and $1.7 million for the quarter and three quarters ended October 1, 2023, respectively, and ($2.6 million) and ($8.3 million) for the quarter and three quarters ended October 2, 2022, respectively.
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	(Unaudited) October 1, 2023	January 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$25,711	$35,371
Restricted cash	430	359
Accounts receivable, net	49,854	51,089
Inventories	35,063	46,239
Taxes receivable	17,886	18,263
Prepaid expense and other current assets	31,118	26,953
Total current assets	160,062	178,274
Property and equipment, net	517,528	472,358
Goodwill	1,092,000	1,087,908
Other intangible assets, net	949,463	966,088
Operating lease right of use asset, net	448,569	417,381
Other assets	19,581	26,528
Total assets	$3,187,203	$3,148,537
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$43,492	$40,034
Current operating lease liabilities	49,408	43,160
Accounts payable	178,725	225,276
Accrued liabilities	164,577	104,424
Structured payables	88,838	103,575
Total current liabilities	525,040	516,469
Long-term debt, less current portion	827,429	739,052
Noncurrent operating lease liabilities	441,732	412,759
Deferred income taxes, net	109,925	143,124
Other long-term obligations and deferred credits	34,067	38,258
Total liabilities	1,938,193	1,849,662
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 300,000 shares authorized as of both October 1, 2023 and January 1, 2023; 168,594 and 168,137 shares issued and outstanding as of October 1, 2023 and January 1, 2023, respectively	1,686	1,681
Additional paid-in capital	1,437,488	1,426,105
Shareholder note receivable	(3,820)	(4,813)
Accumulated other comprehensive loss, net of income tax	(7,516)	(9,151)
Retained deficit	(275,698)	(217,490)
Total shareholders’ equity attributable to Krispy Kreme, Inc.	1,152,140	1,196,332
Noncontrolling interest	96,870	102,543
Total shareholders’ equity	1,249,010	1,298,875
Total liabilities and shareholders’ equity	$3,187,203	$3,148,537
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained (Deficit)/ Earnings	Noncontrolling Interest	Total
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized Income/(Loss) on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at January 1, 2023	168,137	$1,681	$1,426,105	$(4,813)	$(23,028)	$14,251	$(374)	$(217,490)	$102,543	$1,298,875
Net (loss)/income for the quarter ended April 2, 2023	—	—	—	—	—	—	—	(301)	1,945	1,644
Other comprehensive income/(loss) for the quarter ended April 2, 2023 before reclassifications	—	—	—	—	11,200	(781)	—	—	(108)	10,311
Reclassification from AOCI	—	—	—	—	—	(2,186)	—	—	—	(2,186)
Share-based compensation	—	—	5,545	—	—	—	—	—	—	5,545
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,884)	—	(5,884)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(1,139)	(1,139)
Issuance of common stock upon settlement of RSUs, net of shares withheld	39	1	(1)	—	—	—	—	—	—	—
Other	—	—	—	(17)	—	—	—	1	—	(16)
Balance at April 2, 2023	168,176	$1,682	$1,431,649	$(4,830)	$(11,828)	$11,284	$(374)	$(223,674)	$103,241	$1,307,150
Net income/(loss) for the quarter ended July 2, 2023	—	—	—	—	—	—	—	223	(139)	84
Other comprehensive income for the quarter ended July 2, 2023 before reclassifications	—	—	—	—	8,231	918	—	—	1,063	10,212
Reclassification from AOCI	—	—	—	—	—	(446)	—	—	—	(446)
Capital contribution from shareholders, net of loans issued	—	—	—	631	—	—	—	—	—	631
Share-based compensation	—	—	4,824	—	—	—	—	—	—	4,824
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,889)	—	(5,889)
Distribution to noncontrolling interest	—	—	(4,176)	426	—	—	—	—	(6,357)	(10,107)
Issuance of common stock upon settlement of RSUs, net of shares withheld	8	—	(147)	—	—	—	—	—	—	(147)
Other	—	—	—	(36)	(1)	—	—	—	—	(37)
Balance at July 2, 2023	168,184	$1,682	$1,432,150	$(3,809)	$(3,598)	$11,756	$(374)	$(229,340)	$97,808	$1,306,275
Net (loss)/income for the quarter ended October 1, 2023	—	—	—	—	—	—	—	(40,457)	199	(40,258)
Other comprehensive (loss)/income for the quarter ended October 1, 2023 before reclassifications	—	—	—	—	(12,686)	331	—	—	(148)	(12,503)
Reclassification from AOCI	—	—	—	—	—	(2,946)	—	—	—	(2,946)
Share-based compensation	—	—	7,452	—	—	—	—	—	—	7,452
Dividends declared on common stock and equivalents ($0.035 per share) (1)	—	—	—	—	—	—	—	(5,901)	—	(5,901)
Distribution to noncontrolling interest	—	—	(649)	—	—	—	—	—	(988)	(1,637)
Issuance of common stock upon settlement of RSUs, net of shares withheld	410	4	(1,466)	—	—	—	—	—	—	(1,462)
Other	—	—	1	(11)	1	—	—	—	(1)	(10)
Balance at October 1, 2023	168,594	$1,686	$1,437,488	$(3,820)	$(16,283)	$9,141	$(374)	$(275,698)	$96,870	$1,249,010
(1)Includes a $0.035 cash dividend per common share declared in the third quarter of fiscal 2023 and expected to be paid in the fourth quarter of fiscal 2023.
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained (Deficit)/ Earnings	Noncontrolling Interest	Total
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized Income/(Loss) on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at January 2, 2022	167,251	$1,673	$1,415,185	$(4,382)	$8,967	$(11,001)	$(444)	$(178,409)	$104,066	$1,335,655
Net income for the quarter ended April 3, 2022	—	—	—	—	—	—	—	4,002	2,456	6,458
Other comprehensive income for the quarter ended April 3, 2022 before reclassifications	—	—	—	—	1,334	11,724	—	—	—	13,058
Reclassification from AOCI	—	—	—	—	—	2,510	—	—	—	2,510
Capital contribution by shareholders, net of loans issued	—	—	(3)	243	—	—	—	—	—	240
Share-based compensation	—	—	5,041	—	—	—	—	—	—	5,041
Purchase of shares by noncontrolling interest	—	—	—	(58)	—	—	—	—	110	52
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,855)	—	(5,855)
Distribution to noncontrolling interest	—	—	—	21	—	—	—	—	(1,383)	(1,362)
Issuance of common stock upon settlement of RSUs, net of shares withheld	46	—	(390)	—	—	—	—	—	—	(390)
Other	—	—	(2)	(14)	—	—	—	1	—	(15)
Balance at April 3, 2022	167,297	$1,673	$1,419,831	$(4,190)	$10,301	$3,233	$(444)	$(180,261)	$105,249	$1,355,392
Net (loss)/income for the quarter ended July 3, 2022	—	—	—	—	—	—	—	(3,849)	1,441	(2,408)
Other comprehensive (loss)/income for the quarter ended July 3, 2022 before reclassifications	—	—	—	—	(36,610)	1,011	—	—	(903)	(36,502)
Reclassification from AOCI	—	—	—	—	—	1,861	—	—	—	1,861
Capital contribution by shareholders, net of loans issued	—	—	(31)	(236)	—	—	—	—	—	(267)
Share-based compensation	—	—	5,452	—	—	—	—	—	—	5,452
Purchase of shares by noncontrolling interest	—	—	—	(133)	—	—	—	—	491	358
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,860)	—	(5,860)
Distribution to noncontrolling interest	—	—	(3,944)	—	—	—	—	—	(4,190)	(8,134)
Issuance of common stock upon settlement of RSUs, net of shares withheld	131	1	(898)	—	—	—	—	—	—	(897)
Other	—	—	—	(14)	—	1	—	—	—	(13)
Balance at July 3, 2022	167,428	$1,674	$1,420,410	$(4,573)	$(26,309)	$6,106	$(444)	$(189,970)	$102,088	$1,308,982
Net (loss)/income for the quarter ended October 2, 2022	—	—	—	—	—	—	—	(13,056)	1,216	(11,840)
Other comprehensive (loss)/income for the quarter ended October 2, 2022 before reclassifications	—	—	—	—	(24,425)	7,585	—	—	(1,283)	(18,123)
Reclassification from AOCI	—	—	—	—	—	107	—	—	—	107
Capital contribution by shareholders, net of loans issued	—	—	(38)	(223)	—	—	—	—	—	(261)
Share-based compensation	—	—	2,825	—	—	—	—	—	—	2,825
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,860)	—	(5,860)
Distribution to noncontrolling interest	—	—	(285)	—	—	—	—	—	(1,744)	(2,029)
Issuance of common stock upon settlement of RSUs, net of shares withheld	9	—	(62)	—	—	—	—	—	—	(62)
Other	—	—	—	(16)	—	—	—	—	—	(16)
Balance at October 2, 2022	167,437	$1,674	$1,422,850	$(4,812)	$(50,734)	$13,798	$(444)	$(208,886)	$100,277	$1,273,723
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Quarters Ended
	October 1, 2023 (39 weeks)	October 2, 2022 (39 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,530)	$(7,790)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	89,142	83,782
Deferred income taxes	12,634	(10,259)
Loss on extinguishment of debt	472	—
Impairment and lease termination charges	7,711	7,255
Gain on disposal of property and equipment	(168)	(244)
Gain on sale-leaseback	(9,646)	(4,311)
Share-based compensation	17,821	13,318
Change in accounts and notes receivable allowances	504	378
Inventory write-off	10,522	388
Settlement of interest rate swap derivatives	7,657	—
Amortization related to settlement of interest rate swap derivatives	(7,334)	—
Other	566	804
Change in operating assets and liabilities, excluding business acquisitions and foreign currency translation adjustments	(47,319)	(12,591)
Net cash provided by operating activities	44,032	70,730
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of property and equipment	(88,605)	(75,002)
Proceeds from disposals of assets	202	856
Proceeds from sale-leaseback	10,025	5,700
Acquisition of shops and franchise rights from franchisees, net of cash acquired	—	(17,335)
Purchase of equity method investment	—	(989)
Other investing activities	20	(931)
Net cash used for investing activities	(78,358)	(87,701)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt	1,044,698	121,500
Repayment of long-term debt and lease obligations	(965,250)	(70,180)
Payment of financing costs	(5,000)	—
Proceeds from structured payables	145,099	219,459
Payments on structured payables	(159,571)	(211,778)
Payment of contingent consideration related to a business combination	(925)	(900)
Capital contribution by shareholders, net of loans issued	631	(288)
Payments of issuance costs in connection with IPO	—	(12,458)
Proceeds from sale of noncontrolling interest in subsidiary	—	410
Distribution to shareholders	(17,657)	(17,570)
Payments for repurchase and retirement of common stock	(1,609)	(2,425)
Distribution to noncontrolling interest	(12,883)	(11,525)
Net cash provided by financing activities	27,533	14,245
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,796)	(7,967)
Net decrease in cash, cash equivalents and restricted cash	(9,589)	(10,693)
Cash, cash equivalents and restricted cash at beginning of period	35,730	39,192
Cash, cash equivalents and restricted cash at end of period	$26,141	$28,499
Supplemental schedule of non-cash investing and financing activities:
Increase in accrual for property and equipment	$30,616	$16,272
Stock issuance under shareholder notes	—	547
Accrual for distribution to shareholders	(5,901)	(5,860)
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$25,711	$28,096
Restricted cash	430	403
Total cash, cash equivalents and restricted cash	$26,141	$28,499
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, unless otherwise specified)
Note 1 — Description of Business and Summary of Significant Accounting Policies
Description of Business
Krispy Kreme, Inc. (“KKI”) and its subsidiaries (collectively, the “Company” or “Krispy Kreme”) operates through its omni-channel business model to deliver fresh doughnut experiences and produce doughnuts for Doughnut Shops, Delivered Fresh Daily (“DFD”) outlets, and Ecommerce and delivery channels, expanding consumer access to the Krispy Kreme brand.
The Company has three reportable operating segments: 1) U.S., which includes all Krispy Kreme Company-owned operations in the U.S. and Insomnia Cookies Bakeries; 2) International, which includes all Krispy Kreme Company-owned operations in the U.K., Ireland, Australia, New Zealand, and Mexico; and 3) Market Development, which includes franchise operations across the globe, as well as Krispy Kreme Company-owned shops in Canada and Japan. Unallocated corporate costs are excluded from the Company’s measurement of segment performance.
Basis of Presentation and Consolidation
The Company operates and reports financial information on a 52 or 53-week year with the fiscal year ending on the Sunday closest to December 31. The data periods contained within fiscal years 2022 and 2023 will reflect the results of operations for the 52-week periods ended January 1, 2023 and December 31, 2023, respectively. The quarters ended October 1, 2023 and October 2, 2022 were both 13-week periods.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto as of and for the year ended January 1, 2023, included in the Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet as of January 1, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations for the quarter ended October 1, 2023 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2023.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements for the year ended January 1, 2023 included in the Annual

Report on Form 10-K. There have been no material changes to the significant accounting policies during the quarter ended October 1, 2023.
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
Exiting the Branded Sweet Treats Business
During the quarter ended April 2, 2023, the Company decided to exit its pre-packaged Branded Sweet Treats business due in part to its dilutive impact on profit margins, as well as to allow the Company to focus on its fresh doughnuts business. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Events and Transactions” included in Item 2 of Part I of this Quarterly Report on Form 10-Q for further information.
Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. It was effective for all entities as of March 12, 2020 through December 31, 2022. A company may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform by delaying the effective date of the guidance issued in ASU 2020-04 to December 31, 2024. As described in Note 9, Long-Term Debt, during the quarter ended April 2, 2023 the Company refinanced its debt with interest to be calculated prospectively with reference to the Secured Overnight Financing Rate (“SOFR”), and accordingly adopted this standard, which did not impact the financial statements presented herein.
In September 2022, the FASB issued ASU 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires certain disclosures be made by a buyer in a supplier finance program, including the key terms of the program and, for the obligations that the buyer has confirmed as valid to the finance provider, the amount outstanding that remains unpaid by the buyer as of the end of the fiscal period, a description of where those obligations are presented in the balance sheet, and a rollforward of those obligations during the fiscal period. It is effective for all entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. As such, the Company adopted this standard in the quarter ended April 2, 2023 and has disclosed the required information in Note 8, Vendor Finance Programs, other than the rollforward information which is not effective until fiscal years beginning after December 15, 2023. The Company is currently evaluating the effect of the new guidance on its annual disclosures.
Note 2 — Acquisitions
2023 Acquisitions
In the quarter and three quarters ended October 1, 2023, there were no acquisitions.
2022 Acquisitions
In the quarter ended October 2, 2022, the Company acquired the business and operating assets of one franchisee, consisting of seven Krispy Kreme shops in the U.S. The Company paid total consideration of $19.4 million, consisting of $17.3 million of cash at the acquisition date, $1.2 million of consideration payable to the sellers within 12 months of the acquisition date, and $0.9 million settlement of amounts related to pre-existing relationships, to acquire substantially all of the shops’ assets. The valuation for the acquisition requires significant estimates and assumptions. The estimates are inherently uncertain and subject to revision as additional information is obtained during the measurement period for the acquisitions. Measurement period adjustments for the 2022 acquisition did not have a material impact to the Condensed Consolidated Financial Statements for the three quarters ended October 1, 2023.
Note 3 — Inventories
The components of Inventories are as follows:

	October 1, 2023	January 1, 2023
Raw materials	$20,779	$20,713
Work in progress	174	476
Finished goods and purchased merchandise (1)	14,110	25,050
Total inventories	$35,063	$46,239
(1)During the quarter and three quarters ended October 1, 2023 the Company recognized inventory write-offs of $0.3 million and $10.5 million, respectively, primarily related to the decision to exit the Branded Sweet Treats business.
Note 4 — Goodwill and Other Intangible Assets, net
Goodwill
Changes in the carrying amount of goodwill by reportable segment are as follows:

	U.S.	International	Market Development	Total
Balance as of January 1, 2023	$678,068	$262,882	$146,958	$1,087,908
Foreign currency impact	—	3,963	129	4,092
Balance as of October 1, 2023	$678,068	$266,845	$147,087	$1,092,000
Other Intangible Assets, net
Other intangible assets consist of the following:

	October 1, 2023			January 1, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible assets with indefinite lives
Trade names and trademarks	$657,943	$—	$657,943	$657,900	$—	$657,900
Intangible assets with definite lives
Franchise agreements	30,389	(10,382)	20,007	30,632	(9,372)	21,260
Customer relationships	15,000	(6,197)	8,803	15,000	(5,548)	9,452
Reacquired franchise rights (1)	390,215	(127,505)	262,710	383,002	(105,526)	277,476
Website development costs	—	—	—	6,500	(6,500)	—
Total intangible assets with definite lives	435,604	(144,084)	291,520	435,134	(126,946)	308,188
Total intangible assets	$1,093,547	$(144,084)	$949,463	$1,093,034	$(126,946)	$966,088
(1)Reacquired franchise rights include the impact of foreign currency fluctuations associated with the respective countries.
Amortization expense related to intangible assets included in depreciation and amortization expense was $7.4 million and $22.0 million for the quarter and three quarters ended October 1, 2023, respectively, and $7.1 million and $21.3 million for the quarter and three quarters ended October 2, 2022, respectively.

Note 5 — Leases
The Company included the following amounts related to operating and finance lease assets and liabilities within the Condensed Consolidated Balance Sheets:

		As of
		October 1, 2023	January 1, 2023
Assets	Classification
Operating lease	Operating lease right of use asset, net	$448,569	$417,381
Finance lease	Property and equipment, net	34,255	26,958
Total leased assets		$482,824	$444,339
Liabilities
Current
Operating lease	Current operating lease liabilities	$49,408	$43,160
Finance lease	Current portion of long-term debt	6,992	5,034
Noncurrent
Operating lease	Noncurrent operating lease liabilities	441,732	412,759
Finance lease	Long-term debt, less current portion	32,813	27,549
Total leased liabilities		$530,945	$488,502
Lease costs were as follows:

		Quarter Ended		Three Quarters Ended
		October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Lease cost	Classification
Operating lease cost	Selling, general and administrative expense	$875	$666	$2,752	$1,643
Operating lease cost	Operating expenses	21,777	20,605	66,352	64,262
Short-term lease cost	Operating expenses	1,512	1,555	4,057	3,841
Variable lease costs	Operating expenses	7,709	6,032	23,940	17,367
Sublease income	Royalties and other revenues	(35)	(35)	(105)	(175)
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization expense	$2,020	$1,405	$5,385	$3,348
Interest on lease liabilities	Interest expense, net	796	489	1,860	1,430
Supplemental disclosures of cash flow information related to leases were as follows:

	Three Quarters Ended
	October 1, 2023	October 2, 2022
Other information
Cash paid for leases:
Operating cash flows for operating leases (1)	$88,101	$77,122
Operating cash flows for finance leases	1,815	1,441
Financing cash flows for finance leases	7,552	2,930
Right of use assets obtained in exchange for new lease liabilities:
Operating leases	$57,469	$31,246
Finance leases	13,435	4,549
(1)Operating cash flows from operating leases include variable rent payments which are not included in the measurement of lease liabilities. Variable rent payments were $23.9 million and $17.4 million for the three quarters ended October 1, 2023 and October 2, 2022, respectively.

The Company recognized a net gain of $1.3 million included in Other (income)/expenses, net on the Condensed Consolidated Statement of Operations in the three quarters ended October 1, 2023, related to the termination of leases at certain Krispy Kreme shops in the U.S. where the Company had already recognized impairment of the corresponding right of use assets in a prior period. The Company recognized $4.4 million of lease termination charges included in Other (income)/expenses, net on the Condensed Consolidated Statement of Operations in the three quarters ended October 2, 2022, related to the decision to exit certain Krispy Kreme shops in the U.S.
In the three quarters ended October 1, 2023, the Company completed a sale-leaseback transaction whereby it disposed of the land at one real estate property for proceeds of $10.0 million. The Company subsequently leased back the property, which is accounted for as an operating lease. The Company recognized a gain on sale of $9.6 million, which is included in Other (income)/expenses, net on the Condensed Consolidated Statement of Operations. There were no sale-leaseback transactions completed in the quarter ended October 1, 2023.
In the quarter and three quarters ended October 2, 2022, the Company completed sale-leaseback transactions whereby it disposed of the land at real estate properties for proceeds of $2.7 million and $5.7 million, respectively. The Company subsequently leased back the properties, which are accounted for as operating leases. The Company recognized gains on sale of $1.9 million and $4.5 million, respectively, which are included in Other (income)/expenses, net on the Condensed Consolidated Statement of Operations.
Note 6 — Fair Value Measurements
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of October 1, 2023 and January 1, 2023:

	October 1, 2023
	Level 1	Level 2
Assets:
Interest rate derivatives	$—	$3,323
Commodity derivatives	—	363
Foreign currency derivatives	—	491
Total Assets	$—	$4,177

	January 1, 2023
	Level 1	Level 2
Assets:
401(k) mirror plan assets	$6	$—
Interest rate derivatives	—	10,461
Commodity derivatives	—	514
Total Assets	$6	$10,975
Liabilities:
Foreign currency derivatives	$—	$170
Total Liabilities	$—	$170
There were no assets nor liabilities measured using Level 3 inputs and no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the three quarters ended October 1, 2023 and fiscal year ended January 1, 2023. The Company’s derivatives are valued using discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates.

Note 7 — Derivative Instruments
Commodity Price Risk
The Company uses forward contracts to protect against the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar, and shortening are the most significant, and the cost of gasoline used by its delivery vehicles. Management has not designated these forward contracts as hedges. As of October 1, 2023 and January 1, 2023, the total notional amount of commodity derivatives was 1.3 million and 1.7 million gallons of gasoline, respectively. They were scheduled to mature between October 2023 and December 2024 and January 2023 and December 2024, respectively. As of October 1, 2023 and January 1, 2023, the Company recorded assets of $0.4 million and $0.5 million, respectively, related to the fair market values of its commodity derivatives. The settlement of commodity derivative contracts is reported in the Condensed Consolidated Statements of Cash Flows as a cash flow from operating activities.
Interest Rate Risk
The Company uses interest rate swaps to manage its exposure to interest rate volatility from its debt arrangements. Management has designated the swap agreements as cash flow hedges and recognized the changes in the fair value of these swaps in other comprehensive income. As of October 1, 2023 and January 1, 2023, the Company has recorded assets of $3.3 million and $10.5 million, respectively, related to the fair market values of its interest rate derivatives. The cash flows associated with the interest rate swaps are reflected in operating activities in the Condensed Consolidated Statements of Cash Flows, which is consistent with the classification as operating activities of the interest payments on the term loan.
In the three quarters ended October 1, 2023, the Company cancelled certain interest rate swap agreements with an aggregate notional amount of $265.0 million, collecting $7.7 million in cash proceeds, and entered into new agreements with the same counterparties. The primary difference between these new agreements and the prior versions included the setting of a new payment rate on the fixed component of the swaps (4.38%). At the same time, the Company also amended the benchmark interest rate on the floating component of all $505.0 million hedged notional to one-month SOFR, corresponding to the new interest rate on its refinanced credit facility discussed in Note 9, Long-Term Debt.
Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency risk primarily from its investments in consolidated subsidiaries that operate in Canada, the U.K., Ireland, Australia, New Zealand, Mexico, and Japan. In order to mitigate the impact of foreign exchange fluctuations on commercial and financial transactions with these subsidiaries, the Company enters into foreign exchange forward contracts. Management has not designated these forward contracts as hedges. As of October 1, 2023 and January 1, 2023, the total notional amount of foreign exchange derivatives was $57.1 million and $59.0 million, respectively. They matured in October 2023 and January 2023, respectively. The Company recorded an asset of $0.5 million and a liability of $0.2 million as of October 1, 2023 and January 1, 2023, respectively, related to the fair market values of its foreign exchange derivatives.
Quantitative Summary of Derivative Positions and Their Effect on Results of Operations
The following tables present the fair values of derivative instruments included in the Condensed Consolidated Balance Sheets as of October 1, 2023 and January 1, 2023, for derivatives not designated as hedging instruments and derivatives designated as hedging instruments, respectively. The Company only has cash flow hedges that are designated as hedging instruments.

	Derivatives Fair Value
Derivatives Not Designated as Hedging Instruments	October 1, 2023	January 1, 2023	Balance Sheet Location
Foreign currency derivatives	$491	$—	Prepaid expense and other current assets
Commodity derivatives	363	514	Prepaid expense and other current assets
Total Assets	$854	$514
Foreign currency derivatives	$—	$170	Accrued liabilities
Total Liabilities	$—	$170

	Derivatives Fair Value
Derivatives Designated as Hedging Instruments	October 1, 2023	January 1, 2023	Balance Sheet Location
Interest rate derivatives	$3,323	$7,218	Prepaid expense and other current assets
Interest rate derivatives	—	3,243	Other assets
Total Assets	$3,323	$10,461
The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the quarter and three quarters ended October 1, 2023 and October 2, 2022 is as follows:

	Derivative Gain/(Loss) Recognized in Income for the Quarter Ended		Derivative Gain/(Loss) Recognized in Income for the Three Quarters Ended
Derivatives Designated as Hedging Instruments	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022	Location of Derivative Gain/(Loss) Recognized in Income
Gain/(loss) on interest rate derivatives	$2,946	$(107)	$5,578	$(4,478)	Interest expense, net
	$2,946	$(107)	$5,578	$(4,478)

	Derivative Gain/(Loss) Recognized in Income for the Quarter Ended		Derivative Gain/(Loss) Recognized in Income for the Three Quarters Ended
Derivatives Not Designated as Hedging Instruments	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022	Location of Derivative Gain/(Loss) Recognized in Income
Gain on foreign currency derivatives	$599	$678	$661	$423	Other non-operating expense, net
Gain/(loss) on commodity derivatives	233	(1,589)	(151)	(917)	Other non-operating expense, net
	$832	$(911)	$510	$(494)
Note 8 — Vendor Finance Programs
The following table presents liabilities related to vendor finance programs which the Company participates in as a buyer as of October 1, 2023 and January 1, 2023:

	October 1, 2023	January 1, 2023	Balance Sheet Location
Supply chain financing programs	$99,505	$159,426	Accounts payable
Structured payables programs	88,838	103,575	Structured payables
Total Liabilities	$188,343	$263,001
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
Note 9 — Long-Term Debt
The Company’s long-term debt obligations consists of the following:

	October 1, 2023	January 1, 2023
2023 Facility — term loan	$691,250	$—
2023 Facility — revolving credit facility	143,000	—
Short-term lines of credit	1,500	—
2019 Facility — term loan	—	586,250
2019 Facility — revolving credit facility	—	162,500
Less: Debt issuance costs	(4,634)	(2,247)
Finance lease obligations	39,805	32,583
Total long-term debt	870,921	779,086
Less: Current portion of long-term debt	(43,492)	(40,034)
Long-term debt, less current portion	$827,429	$739,052
2023 Secured Credit Facility
In March 2023, the Company entered into a new credit agreement (the “2023 Facility”) consisting of a $300.0 million senior secured revolving credit facility and a term loan with a principal amount of $700.0 million. The 2023 Facility is secured by a first priority lien on substantially all of the Company’s personal property assets, certain real properties, and all of the Company’s domestic wholly owned subsidiaries.
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
The terms of the 2023 Facility are substantially similar to those of the 2019 Facility, except for the maturity date and the benchmark interest rate. Borrowings under the 2023 Facility are generally subject to an interest rate of adjusted term SOFR plus a credit spread adjustment of 0.10% plus (i) 2.25% if the Company’s leverage ratio (as defined in the 2023 Facility) equals or exceeds 4.00 to 1.00, (ii) 2.00% if the Company’s leverage ratio is less than 4.00 to 1.00 but greater than or equal to 3.00 to 1.00, or (iii) 1.75% if the Company’s leverage ratio is less than 3.00 to 1.00. As of October 1, 2023 and January 1, 2023, the unhedged interest rate was 7.42% under the 2023 Facility and 4.44% under the 2019 Facility, respectively. As of October 1, 2023 and January 1, 2023, $505.0 million out of the $691.3 million term loan balance and $505.0 million out of the $586.3 million term loan balance, respectively, was hedged. The effective interest rate on the term loan was approximately 6.79% and 5.45% for the three quarters ended October 1, 2023 and fiscal year ended January 1, 2023, respectively. Refer to Note 7, Derivative Instruments for further discussion of the interest rate swap arrangements. The Company is required to make equal installments of 1.25% of the aggregate closing date principal amount of the term loans on the last day of each fiscal quarter (commencing with the second full fiscal quarter following the closing date). All remaining term loan and revolving loan balances are to be due five years from the closing date.
The Company capitalized $7.5 million of debt issuance costs related to the 2023 Facility, $5.3 million of which is related to the term loan and $2.2 million related to the revolving credit facility. Additionally, the Company recognized $0.5 million expenses during the three quarters ended October 1, 2023 related to unamortized debt issuance costs from the 2019 Facility associated with extinguished lenders, which are included in Interest expense, net in the Condensed Consolidated Statements of Operations.

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
The 2023 Facility also contains covenants which, among other things, generally limit (with certain exceptions): mergers, amalgamations, or consolidations; the incurrence of additional indebtedness (including guarantees); the incurrence of additional liens; the sale, assignment, lease, conveyance, or transfer of assets; certain investments; dividends and stock redemptions or repurchases in excess of certain amounts; transactions with affiliates; engaging in materially different lines of business; and other activities customarily restricted in such agreements. The 2023 Facility also prohibits the transfer of cash or other assets to the parent company, whether by dividend, loan, or otherwise, but provides for exceptions to enable the parent company to pay taxes, directors’ fees, and operating expenses, as well as exceptions to permit dividends in respect of the Company’s common stock and stock redemptions and repurchases, to the extent permitted by the 2023 Facility. Subject to certain exceptions, the borrowings under the 2023 Facility are collateralized by substantially all of the Company’s assets (including its equity interests in its subsidiaries). As of October 1, 2023 and January 1, 2023, the Company was in compliance with the financial covenants related to the 2023 Facility.
Short-Term Lines of Credit
In September 2023, the Company approved two new agreements with existing lenders providing for short-term, uncommitted lines of credit up to $25.0 million. Borrowings under these short-term lines of credit will be payable to the lenders on a revolving basis for tenors up to a maximum of three months and are subject to an interest rate of adjusted term SOFR plus a credit spread adjustment of 0.10% plus a margin of 1.75%. As of October 1, 2023, the Company had drawn $1.5 million under one of the agreements which is classified within Current portion of long-term debt on the Condensed Consolidated Balance Sheets.
Note 10 — Share-based Compensation
Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)
The Company and certain of its subsidiaries issue time-vested RSUs and PSUs under their respective executive ownership plans and long-term incentive plans. During the three quarters ended October 1, 2023, the Company granted 2.5 million awards, of which 0.7 million were PSUs. The majority of new RSUs granted vest over a 60-month period subsequent to the grant date (with 60% vesting on the third anniversary of the grant date, 20% vesting on the fourth anniversary of the grant date, and 20% vesting at the end of the 60-month term). The new PSUs granted have one-year or three-year performance cycles, and the majority of the awards cliff vest at the end of the respective performance cycle.
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

RSU and PSU activity under the Company’s various plans during the periods presented is as follows:

(in thousands, except per share amounts)	Non-vested shares outstanding at January 1, 2023	Granted	Vested	Forfeited	Non-vested shares outstanding at October 1, 2023
KKI
RSUs and PSUs	4,946	2,502	615	389	6,444
Weighted Average Grant Date Fair Value	$14.23	14.80	11.66	14.97	$14.65
KKUK
RSUs	60	—	50	3	7
Weighted Average Grant Date Fair Value	$15.77	—	13.41	21.21	$29.80
Insomnia Cookies
RSUs	38	—	—	1	37
Weighted Average Grant Date Fair Value	$101.54	—	—	128.94	$100.73
KK Australia
RSUs	354	—	169	—	185
Weighted Average Grant Date Fair Value	$1.47	—	1.36	—	$1.57
KK Mexico
RSUs	60	—	—	40	20
Weighted Average Grant Date Fair Value	$33.08	—	—	34.58	$30.18
The Company recorded total non-cash compensation expense related to RSUs and PSUs under the plans of $6.5 million and $15.1 million for the quarter and three quarters ended October 1, 2023, respectively, and $2.5 million and $11.4 million for the quarter and three quarters ended October 2, 2022, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The unrecognized compensation cost related to the unvested RSUs and PSUs and the weighted average period over which such cost is expected to be recognized are as follows:

	As of October 1, 2023
	Unrecognized Compensation Cost	Recognized Over a Weighted Average Period of
KKI	$61,809	3.0 years
KKUK	111	2.7 years
Insomnia Cookies	1,700	1.9 years
KK Australia	102	1.8 years
KK Mexico	297	1.9 years
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

A summary of the status of the time-vested stock options as of January 1, 2023 and changes during the first three quarters of fiscal 2023 is presented below:

	Share options outstanding at				Share options outstanding at
(in thousands, except per share amounts)	January 1, 2023	Granted	Exercised	Forfeited or Expired	October 1, 2023
KKI
Options	2,569	424	—	—	2,993
Weighted Average Grant Date Fair Value	$6.10	4.72	—	—	$5.90
Weighted Average Exercise Price	$14.61	12.45	—	—	$14.30
The Company recorded total non-cash compensation expense related to the time-vested stock options of $0.9 million and $2.7 million for the quarter and three quarters ended October 1, 2023, respectively, and $0.3 million and $1.9 million for the quarter and three quarters ended October 2, 2022, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The unrecognized compensation cost related to the unvested stock options and the weighted average period over which such cost is expected to be recognized are as follows:

	As of October 1, 2023
	Unrecognized Compensation Cost	Recognized Over a Weighted Average Period of
KKI	$9,095	2.6 years
No time-vested stock options under the KKI plan vested nor were exercised during the fiscal periods presented.

Note 11 — Income Taxes
For interim tax reporting, the Company estimates a worldwide annual effective tax rate and applies that rate to the year-to-date ordinary (loss)/income. The tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.
The Company’s effective income tax rates were -153.3% and -80.0% for the quarter and three quarters ended October 1, 2023, respectively, and -2.5% and -267.1% for the quarter and three quarters ended October 2, 2022, respectively. The Company’s effective income tax rate for the quarter and three quarters ended October 1, 2023 differed from the respective statutory rates primarily due to the mix of income and taxes attributable to foreign jurisdictions, the recognition of previously unrecognized tax benefits, disallowed executive compensation expense, noncontrolling interest in domestic joint ventures, and a discrete tax benefit unrelated to ongoing operations. The Company’s effective income tax rate for the quarter and three quarters ended October 2, 2022 differed from the respective statutory rates primarily due to the mix of income and taxes attributable to foreign jurisdictions, disallowed executive compensation expense, a discrete tax benefit related to a litigation settlement, and the recognition of previously unrecognized tax benefits.
Note 12 — Commitments and Contingencies
Pending Litigation
In March 2023, an employee filed a lawsuit on behalf of himself and all others similarly situated against the Company, alleging violations of the Illinois Biometric Information Privacy Act. The Company believes that it has meritorious defenses to the complaint and will vigorously defend against these claims. This lawsuit is not expected to have a material impact on the Company’s financial results.
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
Other Commitments and Contingencies
One of the Company’s primary banks issued letters of credit on its behalf totaling $15.4 million and $11.1 million as of October 1, 2023 and January 1, 2023, respectively, a majority of which secure the Company’s reimbursement obligations to insurers under its self-insurance arrangements.
Note 13 — Related Party Transactions
The Company has an equity ownership in three franchisees, KremeWorks USA, LLC (20% ownership), KremeWorks Canada, L.P. (25% ownership), and Krispy Kreme Doughnuts France SAS (“KK France”) (33% ownership), with an aggregate carrying value of $1.3 million and $1.9 million as of October 1, 2023 and January 1, 2023, respectively.
Note 14 — Revenue Recognition
Disaggregation of Revenues
Revenues are disaggregated as follows:

	Quarter Ended		Three Quarters Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Company Shops, DFD and Branded Sweet Treats	$385,810	$353,979	$1,166,052	$1,060,364
Mix and equipment revenue from franchisees	12,935	16,237	43,715	41,681
Franchise royalties and other	8,622	7,306	25,432	23,254
Total net revenues	$407,367	$377,522	$1,235,199	$1,125,299
Other revenues include advertising fund contributions from franchisees, rental income, development and franchise fees, and licensing royalties from Keurig related to Krispy Kreme brands coffee sales.

Contract Balances
Deferred revenue and related receivables are as follows:

	October 1, 2023	January 1, 2023	Balance Sheet Location
Trade receivables, net of allowances of $484 and $282, respectively	$40,973	$40,131	Accounts receivables, net
Deferred revenue:
Current	$18,736	$19,417	Accrued liabilities
Noncurrent	5,591	3,946	Other long-term obligations and deferred credits
Total deferred revenue	$24,327	$23,363
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

Note 15 — Net Loss per Share
The following table presents the calculations of basic and diluted EPS:

	Quarter Ended		Three Quarters Ended
(in thousands, except per share amounts)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net loss attributable to Krispy Kreme, Inc.	$(40,457)	$(13,056)	$(40,535)	$(12,903)
Adjustment to net loss attributable to common shareholders	—	—	—	(374)
Net loss attributable to common shareholders - Basic	$(40,457)	$(13,056)	$(40,535)	$(13,277)
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(7)	(76)	(14)	(174)
Net loss attributable to common shareholders - Diluted	$(40,464)	$(13,132)	$(40,549)	$(13,451)
Basic weighted average common shares outstanding	168,224	167,431	168,183	167,353
Dilutive effect of outstanding common stock options, RSUs, and PSUs	—	—	—	—
Diluted weighted average common shares outstanding	168,224	167,431	168,183	167,353
Loss per share attributable to common shareholders:
Basic	$(0.24)	$(0.08)	$(0.24)	$(0.08)
Diluted	$(0.24)	$(0.08)	$(0.24)	$(0.08)
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
The following table summarizes the gross number of potential dilutive unvested RSUs and PSUs excluded due to antidilution (unadjusted for the treasury stock method):

	Quarter Ended		Three Quarters Ended
(in thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
KKI	6,444	5,779	6,444	5,779
KKUK	7	60	—	2
Insomnia Cookies	37	10	37	3
KK Australia	—	—	—	—
KK Mexico	—	60	—	—
For the quarter and three quarters ended October 1, 2023, as well as the quarter and three quarters ended October 2, 2022, all 3.0 million and 2.6 million time-vested stock options, respectively, were excluded from the computation of diluted weighted average common shares outstanding based on application of the treasury stock method.

Note 16 — Segment Reporting
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
The reportable segment results are as follows:

	Quarter Ended		Three Quarters Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net revenues:
U.S.	$260,177	$246,830	$808,938	$739,414
International	106,130	91,934	294,750	272,988
Market Development	41,060	38,758	131,511	112,897
Total net revenues	$407,367	$377,522	$1,235,199	$1,125,299

	Quarter Ended		Three Quarters Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Segment Adjusted EBITDA:
U.S.	$22,258	$20,452	$88,878	$77,014
International	21,406	18,254	54,436	55,033
Market Development	13,371	11,797	46,071	36,642
Corporate	(13,294)	(11,961)	(41,902)	(33,879)
Adjusted EBITDA	43,741	38,542	147,483	134,810
Interest expense, net	12,807	8,871	36,858	23,808
Income tax expense	24,367	294	17,121	5,668
Depreciation and amortization expense	32,007	28,127	89,142	83,782
Share-based compensation	7,452	2,825	17,821	13,318
Employer payroll taxes related to share-based compensation	96	2	310	92
Other non-operating expense, net (1)	971	1,648	3,031	2,083
Strategic initiatives (2)	5,895	86	23,841	206
Acquisition and integration expenses (3)	49	790	479	1,389
New market penetration expenses (4)	678	313	1,013	683
Shop closure (income)/expenses, net (5)	(449)	5,735	356	7,859
Restructuring and severance expenses (6)	552	2,328	2,799	2,804
Gain on sale-leaseback	—	(1,937)	(9,646)	(4,311)
Other (7)	(426)	1,300	2,888	5,219
Net loss	$(40,258)	$(11,840)	$(38,530)	$(7,790)

(1)Primarily foreign translation gains and losses in each period.
(2)The quarter and three quarters ended October 1, 2023 consist primarily of costs associated with global transformation and U.S. initiatives such as the decision to exit the Branded Sweet Treats business, including property, plant and equipment impairments, inventory write-offs, employee severance, and other related costs.
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
(5)Includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment. The quarter and three quarters ended October 1, 2023 include gains related to the termination of leases at certain Krispy Kreme shops in the U.S. where the Company had already recognized impairment of the corresponding right of use assets in a prior period.
(6)The quarter and three quarters ended October 1, 2023 and October 2, 2022 consist primarily of costs associated with restructuring of the global executive team.
(7)The quarter and three quarters ended October 1, 2023 and October 2, 2022 consist primarily of legal and other regulatory expenses incurred outside the ordinary course of business.
Note 17 — Subsequent Events
The Company evaluated subsequent events and transactions for potential recognition or disclosure in the Condensed Consolidated Financial Statements through November 13, 2023, the date the Condensed Consolidated Financial Statements were available to be issued. All subsequent events requiring recognition and disclosure have been incorporated into these Condensed Consolidated Financial Statements.
On October 3, 2023, the Company announced it is exploring strategic alternatives for Insomnia Cookies, to include considering a sale. This decision would enable the Company to unlock shareholder value and focus on its core strategy of producing, selling, and distributing fresh doughnuts daily. As of the date of issuance of this Quarterly Report on Form 10-Q, the Company continues to explore strategic alternatives. The Company is currently evaluating the effect on its financial reporting for the fourth quarter of fiscal 2023.

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
Overview
Krispy Kreme is one of the most beloved and well-known sweet treat brands in the world. Krispy Kreme operates in more than 35 countries with our transformational omni-channel strategy, which focuses on delivering fresh doughnuts such as our iconic Original Glazed® doughnut, which is universally recognized for its hot-off-the-line, melt-in-your-mouth experience, to where our consumers are located and want to have access to them. Global Points of Access are a key metric and we define them as our unique network of fresh Doughnut Shops, partnerships with leading retailers (DFD Doors), and a rapidly growing Ecommerce and delivery business. Our purpose of touching and enhancing lives through the joy that is Krispy Kreme guides how we operate every day and is reflected in the love we have for our people, our communities, and the planet.
The following table presents a summary of our financial results for the periods presented:

	Quarter Ended			Three Quarters Ended
(in thousands, except percentages)	October 1, 2023	October 2, 2022	% Change	October 1, 2023	October 2, 2022	% Change
Net Revenues (1)	$407,367	$377,522	7.9%	$1,235,199	$1,125,299	9.8%
Net Loss	(40,258)	(11,840)	-240.0%	(38,530)	(7,790)	-394.6%
Adjusted Net Income, Diluted (2)	4,406	4,571	-3.6%	31,073	30,931	0.5%
Adjusted EBITDA (2)	43,741	38,542	13.5%	147,483	134,810	9.4%
(1)We generated 9.6% and 11.8% organic revenue growth for the quarter and three quarters ended October 1, 2023.
(2)Refer to “Key Performance Indicators and Non-GAAP Measures” below for more information as to how we define and calculate Adjusted EBITDA and Adjusted Net Income, Diluted and for a reconciliation of Adjusted EBITDA and Adjusted Net Income, Diluted to net income/(loss), the most comparable GAAP measure.
Significant Events and Transactions
Executing on our Omni-Channel Strategy
We made strong progress on the execution of our omni-channel strategy in the third quarter of fiscal 2023, as we continue to add quality Global Points of Access across our network and convert markets into fully implemented Hub and Spoke models

(refer to “Key Performance Indicators and Non-GAAP Measures” below for more information as to how we define the Hub and Spoke model). We added 522 new Global Points of Access in the third quarter of fiscal 2023 to reach 13,394 Global Points of Access. The primary driver of the increased Global Points of Access during the third quarter was the continued expansion of our DFD network in alignment with our transformation strategy, as we added 453 DFD Doors globally, including 186 DFD Doors to the U.S. segment, 174 to the International segment, and 93 to the Market Development segment. The increase in DFD Doors is the result of our focus on executing our omni-channel strategy to drive our transformation, and includes expansion with key customers during the quarter.
The capital-efficient Hub and Spoke distribution model which originated within our International segment drives our expansion strategy for the U.S. and globally. This model has significant advantages, including increasing accessibility to our fresh doughnuts for our consumers and driving higher profitability and margins. In the third quarter of fiscal 2023, execution of our Hub and Spoke strategy contributed to adjusted EBITDA margin expansion of 30 basis points to 8.6% for the U.S. segment compared to the same quarter last year. We expect DFD growth to continue to be one of our most significant drivers of earnings growth, through both increased door count and growth in average revenue per door (“APD”), which rose by 12% in the U.S. in the third quarter of fiscal 2023 compared to the same quarter last year. Hub and Spoke expansion in the U.S. contributed to Sales per Hub (on a trailing four quarters basis) of $4.8 million in the third quarter, an increase of 9% from the same quarter last year.
Growing our Global Presence
Another key strategic initiative on our journey to become the Most Loved Sweet Treat Brand in the World is to increase our global presence, focusing on the percentage of our revenues and Adjusted EBITDA generated outside the U.S. During the third quarter, we met our goal to establish the Krispy Kreme brand in at least five new countries in fiscal 2023 as we opened franchise shops in Switzerland and Kazakhstan, marking our first expansion to continental Europe and central Asia, respectively. In addition, the Insomnia Cookies brand expanded outside of the U.S. for the first time, with Cookie Bakery openings in Canada and the U.K during the quarter. We expect to have further announcements throughout the year as we grow our global business.
Ecommerce, Brand, and Innovation
Ecommerce represented 18.6% of our Doughnut Shop and Cookie Bakery sales (excluding DFD) for the third quarter of fiscal 2023, up from 18.5% in the same quarter last year. We continue to expand the delivery radius in several key markets around the world through partnerships with third-party aggregators.
Innovation is a significant driver of frequency as we create and introduce premium and buzz-worthy offerings to consumers across our Global Points of Access. During the third quarter of fiscal 2023 we delivered the joy that is Krispy Kreme through powerful limited time offerings (“LTOs”) and seasonal activations including the successful M&M’s® collection which was available in 17 countries, Pumpkin Spice, and Doggie Doughnuts, among many others around the world.

Krispy Kreme
DOUGHNUTS
NEW!
BIRD AND FOREST
COLLECTION
Cute Pet Bird
Royal Tern
Black Forest
Egg of Tinamous
078 426 701

Cambodia - Bird and Forest

Krispy Kreme
DOUGHNUTS
MADE WITH
m&m's
LIMITED TIME!

Global - M&Ms®

LET
SWEETNESS
RING!
NOW
thru
JULY 4th

United States - 4th of July

DULCE
VERANO
colección limitada de donas frutales
Rellena de fresa
Rellena de blueberry
Rellena de coco
pirulin

Dominican Republic - Dulce Verano

DOGGIE
DOUGHNUTS
PUP'KIN SPICE
FLAVORED TREATS FOR DOGS
LIMITED TIME

United States - Doggie Doughnuts

Strawberry
Glazed

United States - Strawberry Glazed

Exiting the Branded Sweet Treats Business
During the first quarter of fiscal 2023, we decided to exit our pre-packaged Branded Sweet Treats business due in part to its dilutive impact on profit margins, as well as to allow us to focus on our fresh doughnuts business. In fiscal 2022, the Branded Sweet Treats business generated approximately $36 million revenues and had a dilutive impact on adjusted EBITDA margins. As a result, we discontinued production at our Concord, North Carolina and Winston-Salem, North Carolina manufacturing facilities. As such, we recognized non-recurring expenses, including property, plant and equipment impairments, inventory write-offs, employee severance, and other related costs, totaling approximately $0.3 million and $18.1 million for the quarter and three quarters ended October 1, 2023, respectively.
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
Throughout this Quarterly Report on Form 10-Q, we utilize “Global Points of Access” as a key performance indicator. Global Points of Access reflect all locations at which fresh doughnuts or cookies can be purchased. We define Global Points of Access to include all Hot Light Theater Shops, Fresh Shops, Carts and Food Trucks, DFD Doors, Cookie Bakeries, and other defined points at both Company-owned and franchise locations as of the end of the respective reporting period. We monitor Global Points of Access as a metric that informs the growth of our omni-channel presence over time and believe this metric is useful to investors to understand our footprint in each of our segments and by asset type.

The following table presents our Global Points of Access, by segment and type, as of the end of the third quarter of fiscal 2023, the third quarter of fiscal 2022, and fiscal 2022, respectively:

	Global Points of Access (1)
	Quarter Ended		Fiscal Year Ended
	October 1, 2023	October 2, 2022	January 1, 2023
U.S.: (2)
Hot Light Theater Shops	229	240	234
Fresh Shops	65	61	62
Cookie Bakeries	247	227	231
Carts, Food Trucks, and Other (3)	—	1	—
DFD Doors (5)	6,506	5,720	5,729
Total	7,047	6,249	6,256
International:
Hot Light Theater Shops	36	35	37
Fresh Shops	410	384	388
Carts, Food Trucks, and Other (3)	16	12	14
DFD Doors	3,393	3,008	3,032
Total	3,855	3,439	3,471
Market Development: (4)
Hot Light Theater Shops	122	111	115
Fresh Shops	989	809	873
Cookie Bakeries	2	—	—
Carts, Food Trucks, and Other (3)	29	29	27
DFD Doors	1,350	1,066	1,095
Total	2,492	2,015	2,110
Total Global Points of Access (as defined)	13,394	11,703	11,837
Total Hot Light Theater Shops	387	386	386
Total Fresh Shops	1,464	1,254	1,323
Total Cookie Bakeries	249	227	231
Total Shops	2,100	1,867	1,940
Total Carts, Food Trucks, and Other	45	42	41
Total DFD Doors	11,249	9,794	9,856
Total Global Points of Access (as defined)	13,394	11,703	11,837
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
(5)Includes over 160 McDonald’s test shops located in Louisville and Lexington, Kentucky and the surrounding area as of October 1, 2023.

As of October 1, 2023, we had 13,394 Global Points of Access, with 2,100 Krispy Kreme and Insomnia Cookies branded shops, 45 Carts and Food Trucks, and 11,249 DFD Doors. During the third quarter of fiscal 2023, we added a net 68 additional shops globally from the end of the second quarter of fiscal 2023, including four Hot Light Theater Shops, 59 Fresh Shops, and five Insomnia Cookie Bakeries. In the quarter, we continued to grow our global presence as we expanded into two new countries, Switzerland and Kazakhstan. We added a net 453 new DFD Doors during the quarter as we continue to focus on the expansion of our Hub and Spoke model and our expansion into Quick Service Restaurant (“QSR”) channels. We plan to continue adding new locations and expanding our Ecommerce and delivery platform in order to extend the availability of and access to our products. We are excited about our continued collaboration with McDonald’s, which we believe has validated the attractiveness of the QSR channel. While nothing has been finalized, we are in advanced discussions about expanding the collaboration and are making investments in the U.S. that reflect our confidence in further scaling our DFD network.
We also utilize “Hubs” as a key performance indicator. Our transformation is driven by the implementation of an omni-channel strategy to reach more consumers where they are and drive revenue growth, and this strategy is supported by a capital-efficient Hub and Spoke distribution model that provides a route to market and powers profitability. Our Hot Light Theater Shops and Doughnut Factories serve as centralized production facilities (“Hubs”). From these Hubs, we deliver doughnuts to our Fresh Shops, Carts and Food Trucks, and DFD Doors (“Spokes”) primarily through an integrated network of Company-operated delivery routes, ensuring quality and freshness. Specific to the U.S. segment, certain legacy Hubs have not historically had Spokes. Many Hubs in the U.S. segment are being converted to add Spokes while certain legacy Hubs do not currently have the ability or need to add Spokes.
The following table presents our Hubs, by segment and type, as of the end of the third quarter of fiscal 2023, the third quarter of fiscal 2022, and fiscal 2022, respectively:

	Hubs
	Quarter Ended		Fiscal Year Ended
	October 1, 2023	October 2, 2022	January 1, 2023
U.S.:
Hot Light Theater Shops (1)	222	237	228
Doughnut Factories	4	4	4
Total	226	241	232
Hubs with Spokes	148	126	133
Hubs without Spokes	78	115	99
International:
Hot Light Theater Shops (1)	30	26	28
Doughnut Factories	11	11	11
Total	41	37	39
Hubs with Spokes	41	37	39
Market Development:
Hot Light Theater Shops (1)	115	107	110
Doughnut Factories	26	26	27
Total	141	133	137
Total Hubs	408	411	408
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
Adjusted EBITDA, Adjusted Net Income, Diluted, and Adjusted EPS
We define “Adjusted EBITDA” as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for share-based compensation, certain strategic initiatives, acquisition and integration expenses, and other certain non-recurring, infrequent or non-core income and expense items. Adjusted EBITDA is a principal metric that management uses to monitor and evaluate operating performance and provides a consistent benchmark for comparison across reporting periods.
We define “Adjusted Net Income, Diluted” as net loss attributable to common shareholders, adjusted for interest expense, share-based compensation, certain strategic initiatives, acquisition and integration expenses, amortization of acquisition-related intangibles, the tax impact of adjustments, and other certain non-recurring, infrequent or non-core income and expense items. “Adjusted EPS” is Adjusted Net Income, Diluted converted to a per share amount.
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
The following tables present a reconciliation of net loss to Adjusted EBITDA and net loss to Adjusted Net Income, Diluted and Adjusted EPS for the periods presented:

	Quarter Ended		Three Quarters Ended
(in thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net loss	$(40,258)	$(11,840)	$(38,530)	$(7,790)
Interest expense, net	12,807	8,871	36,858	23,808
Income tax expense	24,367	294	17,121	5,668
Depreciation and amortization expense	32,007	28,127	89,142	83,782
Share-based compensation	7,452	2,825	17,821	13,318
Employer payroll taxes related to share-based compensation	96	2	310	92
Other non-operating expense, net (1)	971	1,648	3,031	2,083
Strategic initiatives (2)	5,895	86	23,841	206
Acquisition and integration expenses (3)	49	790	479	1,389
New market penetration expenses (4)	678	313	1,013	683
Shop closure (income)/expenses, net (5)	(449)	5,735	356	7,859
Restructuring and severance expenses (6)	552	2,328	2,799	2,804
Gain on sale-leaseback	—	(1,937)	(9,646)	(4,311)
Other (7)	(426)	1,300	2,888	5,219
Adjusted EBITDA	$43,741	$38,542	$147,483	$134,810

	Quarter Ended		Three Quarters Ended
(in thousands, except per share amounts)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net loss	$(40,258)	$(11,840)	$(38,530)	$(7,790)
Share-based compensation	7,452	2,825	17,821	13,318
Employer payroll taxes related to share-based compensation	96	2	310	92
Other non-operating expense, net (1)	971	1,648	3,031	2,083
Strategic initiatives (2)	5,895	86	23,841	206
Acquisition and integration expenses (3)	49	790	479	1,389
New market penetration expenses (4)	678	313	1,013	683
Shop closure (income)/expenses, net (5)	(449)	5,735	356	8,109
Restructuring and severance expenses (6)	552	2,328	2,799	2,804
Gain on sale-leaseback	—	(1,937)	(9,646)	(4,311)
Other (7)	(426)	1,300	2,888	5,219
Amortization of acquisition related intangibles (8)	7,386	7,083	22,027	21,307
Loss on extinguishment of 2019 Facility (9)	—	—	472	—
Tax impact of adjustments (10)	22,694	(2,470)	8,574	(5,889)
Tax specific adjustments (11)	(28)	—	(2,343)	(628)
Net income attributable to noncontrolling interest	(199)	(1,216)	(2,005)	(5,113)
Adjustment to adjusted net income attributable to common shareholders	—	—	—	(374)
Adjusted net income attributable to common shareholders - Basic	$4,413	$4,647	$31,087	$31,105
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(7)	(76)	(14)	(174)
Adjusted net income attributable to common shareholders - Diluted	$4,406	$4,571	$31,073	$30,931
Basic weighted average common shares outstanding	168,224	167,431	168,183	167,353
Dilutive effect of outstanding common stock options, RSUs, and PSUs	2,421	1,822	2,249	2,006
Diluted weighted average common shares outstanding	170,645	169,253	170,432	169,359
Adjusted net income per share attributable to common shareholders:
Basic	$0.03	$0.03	$0.18	$0.19
Diluted	$0.03	$0.03	$0.18	$0.18
(1)Primarily foreign translation gains and losses in each period.
(2)The quarter and three quarters ended October 1, 2023 consist primarily of costs associated with global transformation and U.S. initiatives such as the decision to exit the Branded Sweet Treats business, including property, plant and equipment impairments, inventory write-offs, employee severance, and other related costs.
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
(5)Includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment. The quarter and three quarters ended October 1, 2023 include gains related to the termination of leases at certain Krispy Kreme shops in the U.S. where the Company had already recognized impairment of the corresponding right of use assets in a prior period.
(6)The quarter and three quarters ended October 1, 2023 and October 2, 2022 consist primarily of costs associated with restructuring of the global executive team.
(7)The quarter and three quarters ended October 1, 2023 and October 2, 2022 consist primarily of legal and other regulatory expenses incurred outside the ordinary course of business.
(8)Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the Condensed Consolidated Statements of Operations.

(9)Includes interest expenses related to unamortized debt issuance costs from the 2019 Facility associated with extinguished lenders as a result of the March 2023 debt refinancing described in Note 9, Long-Term Debt to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
(10)Tax impact of adjustments calculated applying the applicable statutory rates. The quarter and three quarters ended October 1, 2023 and October 2, 2022 also include the impact of disallowed executive compensation expense.
(11)The quarter and three quarters ended October 1, 2023 consist of the recognition of a previously unrecognized tax benefit unrelated to ongoing operations, the effect of tax law changes on existing temporary differences, and a discrete tax benefit unrelated to ongoing operations.
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
Sales per Hub was as follows for each of the periods below:

	Trailing Four Quarters Ended	Fiscal Year Ended
(in thousands, unless otherwise stated)	October 1, 2023	January 1, 2023	January 2, 2022
U.S.:
Revenues	$1,079,774	$1,010,250	$923,129
Non-Fresh Revenues (1)	(18,488)	(38,380)	(37,311)
Fresh Revenues from Insomnia Cookies and Hubs without Spokes (2)	(400,567)	(404,430)	(414,899)
Sales from Hubs with Spokes	660,719	567,440	470,919
Sales per Hub (millions)	4.8	4.5	4.0

International:
Sales from Hubs with Spokes (3)	$387,678	$365,916	$332,995
Sales per Hub (millions) (4)	9.9	9.9	8.6
(1)Includes the exited Branded Sweet Treats business revenues.
(2)Includes Insomnia Cookies revenues and Fresh Revenues generated by Hubs without Spokes.
(3)Total International net revenues is equal to Fresh Revenues from Hubs with Spokes for that business segment.
(4)International Sales per Hub comparative data has been restated in constant currency based on current exchange rates.
In our International segment, where the Hub and Spoke model originated, Sales per Hub was $9.9 million, flat to the $9.9 million generated in the full fiscal year 2022, and up from the $8.6 million generated in the full fiscal year 2021. The International segment illustrates the benefits of leveraging our Hub and Spoke model as the most efficient way to grow the business, as shown by the consistent Sales per Hub and sequential adjusted EBITDA margin improvement despite elevated commodity costs and macroeconomic conditions. In the U.S. segment, we had Sales per Hub of $4.8 million, up from $4.5 million generated in the full fiscal year 2022 and up from $4.0 million generated in the full fiscal year 2021. U.S. growth was driven by our efforts to increase the number of DFD Doors served by our Hubs and to increase APD for the DFD Door portfolio, as the segment makes progress toward optimizing the model to look more like our International segment. As we further extend the Hub and Spoke model into existing and new markets around the world, we expect to see this measure continue to grow.

Results of Operations
The following comparisons are historical results and are not indicative of future results, which could differ materially from the historical financial information presented.
Quarter ended October 1, 2023 compared to the Quarter ended October 2, 2022
The following table presents our unaudited condensed consolidated results of operations for the quarter ended October 1, 2023 and the quarter ended October 2, 2022:

	Quarter Ended
	October 1, 2023		October 2, 2022		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$398,745	97.9%	$370,216	98.1%	$28,529	7.7%
Royalties and other revenues	8,622	2.1%	7,306	1.9%	1,316	18.0%
Total net revenues	407,367	100.0%	377,522	100.0%	29,845	7.9%
Product and distribution costs	101,353	24.9%	102,870	27.2%	(1,517)	-1.5%
Operating expenses	195,380	48.0%	177,592	47.0%	17,788	10.0%
Selling, general and administrative expense	68,305	16.8%	54,801	14.5%	13,504	24.6%
Marketing expenses	12,478	3.1%	10,995	2.9%	1,483	13.5%
Pre-opening costs	1,059	0.3%	1,200	0.3%	(141)	-11.8%
Other (income)/expenses, net	(1,102)	-0.3%	2,964	0.8%	(4,066)	-137.2%
Depreciation and amortization expense	32,007	7.9%	28,127	7.5%	3,880	13.8%
Operating loss	(2,113)	-0.5%	(1,027)	-0.3%	(1,086)	-105.7%
Interest expense, net	12,807	3.1%	8,871	2.3%	3,936	44.4%
Other non-operating expense, net	971	0.2%	1,648	0.4%	(677)	-41.1%
Loss before income taxes	(15,891)	-3.9%	(11,546)	-3.1%	(4,345)	-37.6%
Income tax expense	24,367	6.0%	294	0.1%	24,073	8,188.1%
Net loss	(40,258)	-9.9%	(11,840)	-3.1%	(28,418)	-240.0%
Net income attributable to noncontrolling interest	199	—%	1,216	0.3%	(1,017)	-83.6%
Net loss attributable to Krispy Kreme, Inc.	$(40,457)	-9.9%	$(13,056)	-3.5%	$(27,401)	-209.9%
Royalties and other revenues: Royalties and other revenues increased $1.3 million, or 18.0%, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023, led by performance of the international franchise business in spite of continued foreign exchange headwinds.

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the quarter ended October 1, 2023 compared to the quarter ended October 2, 2022:

(in thousands, except percentages)	U.S.	International	Market Development	Total Company
Total net revenues in third quarter of fiscal 2023	$260,177	$106,130	$41,060	$407,367
Total net revenues in third quarter of fiscal 2022	246,830	91,934	38,758	377,522
Total Net Revenues Growth	13,347	14,196	2,302	29,845
Total Net Revenues Growth %	5.4%	15.4%	5.9%	7.9%
Less: Impact of shop optimization closures	(3,096)	—	—	(3,096)
Less: Impact of Branded Sweet Treats exit	(9,035)	—	—	(9,035)
Adjusted net revenues in third quarter of fiscal 2022	234,699	91,934	38,758	365,391
Adjusted net revenue growth	25,478	14,196	2,302	41,976
Impact of acquisitions	(1,575)	—	457	(1,118)
Impact of foreign currency translation	—	(6,677)	765	(5,912)
Organic Revenue Growth	$23,903	$7,519	$3,524	$34,946
Organic Revenue Growth %	10.2%	8.2%	9.1%	9.6%
Total net revenue growth of $29.8 million, or approximately 7.9%, and organic revenue growth of $34.9 million, or approximately 9.6%, was driven by the continued and successful execution of our growth strategy deploying our omni-channel approach globally. We have continued to increase availability through new Global Points of Access, including capital-light DFD Doors, and via Ecommerce and delivery. Additionally, we have continued to take pricing actions to offset cost inflation, including in the third quarter of fiscal 2023.
U.S. segment net revenue grew $13.3 million, or approximately 5.4%, and organic revenue increased $23.9 million, or approximately 10.2%, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023. Growth was driven by an additional 798 Points of Access compared to the third quarter of fiscal 2022, higher Ecommerce and delivery revenues, and growth in DFD APD as we continue to expand the types of products available at key customers such as LTO doughnuts. We were able to achieve strong organic revenue growth through effective pricing increases, leading to an increase in the average transaction size, offset some by transaction declines.
Our International segment net revenue grew $14.2 million, or approximately 15.4%, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023, aided by foreign currency translation impacts of $6.7 million from a weakening U.S. dollar. International organic revenue grew $7.5 million, or approximately 8.2%, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023, driven by increased pricing and Points of Access growth of 416, or 12%, compared to the third quarter of fiscal 2022. International organic revenue growth was offset some by softer transaction volume compared to last year.
Our Market Development segment net revenue increased $2.3 million, or approximately 5.9%, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023, in spite of the impacts of certain foreign currencies devaluing against the U.S. dollar. When adjusted for the impacts of acquisitions and foreign currency, Market Development organic revenue grew $3.5 million, or approximately 9.1%, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023, driven by strong performance in our international franchise markets, Canada, and Japan, aided by Hub and Spoke model expansion. The Market Development organic growth in the third quarter was softer sequentially compared to the first two quarters of fiscal 2023 due primarily to timing of equipment sales to franchisees.
Product and distribution costs (exclusive of depreciation and amortization): Product and distribution costs decreased $1.5 million, or 1.5%, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023, due in part to materials cost inflation slowing compared to this time last year coupled with benefits from the exit of the Branded Sweet Treats business. As a percentage of revenue, product and distribution costs decreased by approximately 230 basis points from 27.2% in the third quarter of fiscal 2022 to 24.9% in the third quarter of fiscal 2023, with 130 basis points driven by the exit of the lower-margin Branded Sweet Treats business earlier in fiscal 2023. We also saw benefits from pricing actions taken throughout the year to offset materials cost inflation.
Operating expenses: Operating expenses increased $17.8 million, or 10.0%, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023, driven mainly by labor cost inflation and investments to support growth. Operating expenses as a percentage of revenue increased by approximately 100 basis points, from 47.0% in the third quarter of fiscal 2022 to 48.0% in the third quarter of fiscal 2023, primarily due to the impact of lower transaction volumes on operating leverage. This has been partially offset by efficiency benefits from Hub and Spoke expansion and our focus on labor management and demand planning, which we continue to refine with new tools.
Selling, general and administrative expense: Selling, general and administrative (“SG&A”) expense increased $13.5 million, or 24.6%, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023. As a percentage of revenue, SG&A expense increased approximately 230 basis points, from 14.5% in the third quarter of fiscal 2022 to 16.8% in the third quarter of fiscal 2023, primarily driven by increases in performance-based compensation accruals, investment in global transformation programs, and higher share-based compensation expenses in the third quarter of fiscal 2023.
Marketing expenses: Marketing expenses increased $1.5 million, or 13.5%, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023, primarily driven by the timing of promotional activity.
Other (income)/expenses, net: Other income, net of $1.1 million in the third quarter of fiscal 2023 was primarily driven by business interruption insurance recoveries for the Krispy Kreme U.S. business. Other expenses, net of $3.0 million in the third quarter of fiscal 2022 was primarily driven by impairment and lease termination costs, net of a gain from a sale-leaseback transaction.
Depreciation and amortization expense: Depreciation and amortization expense increased $3.9 million, or 13.8%, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023. As a percentage of revenue, depreciation and amortization expense increased approximately 40 basis points, from 7.5% in the third quarter of fiscal 2022 to 7.9% in the third quarter of fiscal 2023, primarily driven by higher capital spend and assets placed into service to support the Hub and Spoke model evolution.
Interest expense, net: Interest expense, net increased $3.9 million, or 44.4%, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023. The increase was primarily driven by increases in the benchmark interest rates associated with the unhedged portion of our variable rate long-term debt, as well as an increase in the unhedged principal amount compared to last year.
Income tax expense: Income tax expense was $24.4 million in the third quarter of fiscal 2023, while income tax expense was $0.3 million in the third quarter of fiscal 2022. The fluctuation of $24.1 million from the third quarter of fiscal 2022 to the third quarter of fiscal 2023 was primarily driven by changes in the projected mix of income between the U.S. and foreign jurisdictions and higher anticipated professional fees and transaction costs in 2023.
Net income attributable to noncontrolling interest: Net income attributable to noncontrolling interest was $0.2 million in the third quarter of fiscal 2023, while net income attributable to noncontrolling interest was $1.2 million in the third quarter of fiscal 2022. The decline of $1.0 million, or 83.6%, was driven by less earnings allocated to certain consolidated subsidiaries including Insomnia Cookies.
Results of Operations by Segment – Quarter ended October 1, 2023 compared to the Quarter ended October 2, 2022
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Quarter Ended		Change
(in thousands, except percentages)	October 1, 2023	October 2, 2022	$	%
Adjusted EBITDA
U.S.	$22,258	$20,452	$1,806	8.8%
International	21,406	18,254	3,152	17.3%
Market Development	13,371	11,797	1,574	13.3%
Corporate	(13,294)	(11,961)	(1,333)	-11.1%
Total Adjusted EBITDA (1)	$43,741	$38,542	$5,199	13.5%
(1)    Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net income.
U.S. segment Adjusted EBITDA increased $1.8 million, or 8.8%, with margin expansion of 30 basis points to 8.6% in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022, driven primarily by productivity benefits from Hub and

Spoke expansion. We also effectively offset commodity inflation and labor pressures by implementing pricing increases, including during the third quarter of fiscal 2023. The increase in Adjusted EBITDA was partially offset by higher product costs at Insomnia Cookies. Insomnia Cookies is expected to have higher product costs in the near term, and as we continue to review our product costs and related processes, additional actions may be necessary.
International segment Adjusted EBITDA increased $3.2 million, or 17.3%, with margin expansion of 30 basis points to 20.2% in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022, primarily driven by declines in product and distribution costs due to softening materials inflation coupled with effective price increases. We continue to see positive results from our actions taken in the International segment, which include adding Krispy Kreme to consumer loyalty card programs, deploying cost control initiatives, and introducing strategic shifts in product mix.
Market Development segment Adjusted EBITDA increased $1.6 million, or 13.3%, with margin expansion of 220 basis points to 32.6% in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022, driven mainly by strong margin improvement in our Company-owned Japan and Canada businesses from Hub and Spoke efficiencies combined with fewer lower-margin equipment sales to franchisees.
Corporate expenses within Adjusted EBITDA increased $1.3 million, or 11.1%, from the third quarter of fiscal 2022 to the third quarter of fiscal 2023 primarily due to strategic investments in global leadership and global transformation programs.
Three Quarters ended October 1, 2023 compared to the Three Quarters ended October 2, 2022
The following table presents our unaudited condensed consolidated results of operations for the three quarters ended October 1, 2023 and the three quarters ended October 2, 2022:

	Three Quarters Ended
	October 1, 2023		October 2, 2022		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$1,209,767	97.9%	$1,102,045	97.9%	$107,722	9.8%
Royalties and other revenues	25,432	2.1%	23,254	2.1%	2,178	9.4%
Total net revenues	1,235,199	100.0%	1,125,299	100.0%	109,900	9.8%
Product and distribution costs	330,292	26.7%	299,539	26.6%	30,753	10.3%
Operating expenses	575,953	46.6%	520,260	46.2%	55,693	10.7%
Selling, general and administrative expense	192,355	15.6%	160,266	14.2%	32,089	20.0%
Marketing expenses	32,101	2.6%	32,369	2.9%	(268)	-0.8%
Pre-opening costs	2,927	0.2%	3,514	0.3%	(587)	-16.7%
Other (income)/expenses, net	(6,051)	-0.5%	1,800	0.2%	(7,851)	-436.2%
Depreciation and amortization expense	89,142	7.2%	83,782	7.4%	5,360	6.4%
Operating income	18,480	1.5%	23,769	2.1%	(5,289)	-22.3%
Interest expense, net	36,858	3.0%	23,808	2.1%	13,050	54.8%
Other non-operating expense, net	3,031	0.2%	2,083	0.2%	948	45.5%
Loss before income taxes	(21,409)	-1.7%	(2,122)	-0.2%	(19,287)	-908.9%
Income tax expense	17,121	1.4%	5,668	0.5%	11,453	202.1%
Net loss	(38,530)	-3.1%	(7,790)	-0.7%	(30,740)	-394.6%
Net income attributable to noncontrolling interest	2,005	0.2%	5,113	0.5%	(3,108)	-60.8%
Net loss attributable to Krispy Kreme, Inc.	$(40,535)	-3.3%	$(12,903)	-1.1%	$(27,632)	-214.2%
Royalties and other revenues: Royalties and other revenues increased $2.2 million, or 9.4%, from the first three quarters of fiscal 2022 to the first three quarters of fiscal 2023, led by performance of the international franchise business in spite of continued foreign exchange headwinds.

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the three quarters ended October 1, 2023 compared to the three quarters ended October 2, 2022:

(in thousands, except percentages)	U.S.	International	Market Development	Total Company
Total net revenues in first three quarters of fiscal 2023	$808,938	$294,750	$131,511	$1,235,199
Total net revenues in first three quarters of fiscal 2022	739,414	272,988	112,897	1,125,299
Total Net Revenues Growth	69,524	21,762	18,614	109,900
Total Net Revenues Growth %	9.4%	8.0%	16.5%	9.8%
Less: Impact of shop optimization closures	(9,613)	—	—	(9,613)
Less: Impact of Branded Sweet Treats exit	(15,736)	—	—	(15,736)
Adjusted net revenues in first three quarters of fiscal 2022	714,065	272,988	112,897	1,099,950
Adjusted net revenue growth	94,873	21,762	18,614	135,249
Impact of acquisitions	(7,678)	—	2,227	(5,451)
Impact of foreign currency translation	—	(4,593)	4,475	(118)
Organic Revenue Growth	$87,195	$17,169	$25,316	$129,680
Organic Revenue Growth %	12.2%	6.3%	22.4%	11.8%
Total net revenue growth of $109.9 million, or approximately 9.8%, and organic revenue growth of $129.7 million, or approximately 11.8%, was driven by the continued and successful execution of our growth strategy deploying our omni-channel approach globally. We have continued to increase availability through new Global Points of Access, including capital-light DFD Doors, and via Ecommerce and delivery. Additionally, we have continued to take pricing actions to offset cost inflation, including in the first three quarters of fiscal 2023.
U.S. segment net revenue grew $69.5 million, or approximately 9.4%, and organic revenue increased $87.2 million, or approximately 12.2%, from the first three quarters of fiscal 2022 to the first three quarters of fiscal 2023. Growth was driven by additional Points of Access compared to the first three quarters of fiscal 2022, higher Ecommerce and delivery revenues, growth in DFD APD, as well as strong performance in Insomnia Cookies. Our organic growth has also been supplemented by effective pricing increases, leading to an increase in the average transaction size, but offset some by transaction softness in our retail business.
Our International segment net revenue grew $21.8 million, or approximately 8.0%, from the first three quarters of fiscal 2022 to the first three quarters of fiscal 2023, aided by foreign currency translation impacts of $4.6 million from a weakening U.S. dollar. International organic revenue grew $17.2 million, or approximately 6.3%, from the first three quarters of fiscal 2022 to the first three quarters of fiscal 2023, driven by additional Points of Access compared to the first three quarters of fiscal 2022 and effective pricing increases, leading to an increase in the average transaction size, but offset some by transaction declines .
Our Market Development segment net revenue increased $18.6 million, or approximately 16.5%, from the first three quarters of fiscal 2022 to the first three quarters of fiscal 2023, in spite of the impacts from certain foreign currencies devaluing against the U.S. dollar. When adjusted for the impacts of acquisitions and foreign currency, Market Development organic revenue grew $25.3 million, or approximately 22.4%, from the first three quarters of fiscal 2022 to the first three quarters of fiscal 2023, driven by strong performance in our international franchise markets, Canada, and Japan, including benefits from DFD expansion.
Product and distribution costs (exclusive of depreciation and amortization): Product and distribution costs increased $30.8 million, or 10.3%, from the first three quarters of fiscal 2022 to the first three quarters of fiscal 2023, largely attributable to the same factors as our revenue growth. Product and distribution costs as a percentage of revenue increased by approximately 10 basis points from 26.6% in the first three quarters of fiscal 2022 to 26.7% in the first three quarters of fiscal 2023. This increase was primarily driven by $10.4 million inventory write-offs and employee severance expenses associated with the exit of the Branded Sweet Treats business, higher product costs at Insomnia Cookies, and inflationary pressures on commodities and logistics costs in the first three quarters of fiscal 2023.
Operating expenses: Operating expenses increased $55.7 million, or 10.7%, from the first three quarters of fiscal 2022 to the first three quarters of fiscal 2023, driven mainly by labor cost inflation and investments to support growth. Operating expenses as a percentage of revenue increased approximately 40 basis points, from 46.2% in the first three quarters of fiscal 2022 to 46.6% in the first three quarters of fiscal 2023, primarily due to the labor cost inflation, particularly internationally.

Selling, general and administrative expense: SG&A expense increased $32.1 million, or 20.0%, from the first three quarters of fiscal 2022 to the first three quarters of fiscal 2023. As a percentage of revenue, SG&A expense increased approximately 140 basis points, from 14.2% in the first three quarters of fiscal 2022 to 15.6% in the first three quarters of fiscal 2023, primarily driven by increases in performance-based compensation accruals, investment in global transformation programs, and higher share-based compensation expenses in the first three quarters of fiscal 2023.
Marketing expenses: Marketing expenses decreased $0.3 million, or 0.8%, from the first three quarters of fiscal 2022 to the first three quarters of fiscal 2023, primarily driven by the timing of promotional activity.
Other (income)/expenses, net: Other income, net of $6.1 million in the first three quarters of fiscal 2023 was primarily driven by a gain on a sale-leaseback transaction of $9.6 million, partially offset by property, plant and equipment impairments associated with the exit of the Branded Sweet Treats business. Other expenses, net of $1.8 million in the first three quarters of fiscal 2022 was primarily driven by impairment and lease termination costs, partially offset by gains from sale-leaseback transactions. Refer to Note 5, Leases to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
Depreciation and amortization expense: Depreciation and amortization expense increased $5.4 million, or 6.4%, from the first three quarters of fiscal 2022 to the first three quarters of fiscal 2023. As a percentage of revenue, depreciation and amortization expense decreased approximately 20 basis points, from 7.4% in the first three quarters of fiscal 2022 to 7.2% in the first three quarters of fiscal 2023, primarily driven by the impact of asset write-offs related to the U.S. shop optimization closures in fiscal 2022.
Interest expense, net: Interest expense, net increased $13.1 million, or 54.8%, from the first three quarters of fiscal 2022 to the first three quarters of fiscal 2023. The increase was primarily driven by increases in the benchmark interest rates associated with the unhedged portion of our variable rate long-term debt, as well as an increase in the unhedged principal amount compared to last year. The increase also includes $0.5 million expenses related to our debt refinancing discussed in Note 9, Long-Term Debt to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Income tax expense: Income tax expense was $17.1 million in the first three quarters of fiscal 2023, while income tax expense was $5.7 million in the first three quarters of fiscal 2022. The fluctuation of $11.5 million from the first three quarters of fiscal 2022 to the first three quarters of fiscal 2023 was primarily driven by changes in the projected mix of income between the U.S. and foreign jurisdictions and higher than anticipated professional fees and transaction costs in 2023. The fluctuation was also impacted by the recognition of previously unrecognized tax benefits and a discrete tax benefit unrelated to ongoing operations during the first three quarters of fiscal 2023.
Net income attributable to noncontrolling interest: Net income attributable to noncontrolling interest decreased $3.1 million or 60.8%, from the first three quarters of fiscal 2022 to the first three quarters of fiscal 2023, driven by less earnings allocated to certain consolidated subsidiaries including Insomnia Cookies and Awesome Doughnut.
Results of Operations by Segment – Three Quarters ended October 1, 2023 compared to the Three Quarters ended October 2, 2022
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Three Quarters Ended		Change
(in thousands, except percentages)	October 1, 2023	October 2, 2022	$	%
Adjusted EBITDA
U.S.	$88,878	$77,014	$11,864	15.4%
International	54,436	55,033	(597)	-1.1%
Market Development	46,071	36,642	9,429	25.7%
Corporate	(41,902)	(33,879)	(8,023)	-23.7%
Total Adjusted EBITDA (1)	$147,483	$134,810	$12,673	9.4%
(1)    Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net income.

U.S. segment Adjusted EBITDA increased $11.9 million, or 15.4%, with margin expansion of 60 basis points to 11.0% in the first three quarters of fiscal 2023 compared to the first three quarters of fiscal 2022, driven primarily by the efficiencies from Hub and Spoke expansion and improvements from the Krispy Kreme U.S. portfolio optimization of our Hubs without Spokes. We also effectively offset commodity inflation and labor pressures by implementing pricing increases, including during the first three quarters of fiscal 2023. The increase in Adjusted EBITDA was partially offset by higher product costs at Insomnia Cookies. Insomnia Cookies is expected to have higher product costs in the near term, and as we continue to review our product costs and related processes, additional actions may be necessary.
International segment Adjusted EBITDA decreased $0.6 million, or 1.1%, with margin decline of 170 basis points to 18.5% in the first three quarters of fiscal 2023 compared to the first three quarters of fiscal 2022, primarily driven by cost inflation and lower transaction volume than last year.
Market Development segment Adjusted EBITDA increased $9.4 million, or 25.7%, with margin expansion of 250 basis points to 35.0% in the first three quarters of fiscal 2023 compared to the first three quarters of fiscal 2022, driven mainly by strong margin improvement in our Company-owned Japan and Canada businesses from Hub and Spoke efficiencies. Strength in international franchise revenues also more than offset inflation and the strong U.S. dollar.
Corporate expenses within Adjusted EBITDA increased $8.0 million, or 23.7%, from the first three quarters of fiscal 2022 to the first three quarters of fiscal 2023 primarily due to strategic investments in global leadership and global transformation programs, as well as a lower employee compensation accrual in the first three quarters of fiscal 2022.
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
As of October 1, 2023, our outstanding principal amount under our 2023 Facility was $834.3 million. The increase from the 2019 Facility balance as of January 1, 2023 included impacts from the debt refinancing completed during the first quarter of fiscal 2023, as well as draws to fund payments on our commercial trade financing obligations. Refer to Note 9, Long-Term Debt to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
We had cash and cash equivalents of $25.7 million and $35.4 million as of October 1, 2023 and January 1, 2023, respectively. We believe that our existing cash and cash equivalents and debt facilities will be sufficient to fund our operating and capital needs for at least the next twelve months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending on business acquisitions, the growth of our presence in new markets, and the expansion of our omni-channel model in existing markets. We may enter into arrangements in the future to acquire or invest in complementary businesses, services, and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.

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

	Three Quarters Ended
(in thousands)	October 1, 2023	October 2, 2022
Net cash provided by operating activities	$44,032	$70,730
Net cash used for investing activities	(78,358)	(87,701)
Net cash provided by financing activities	27,533	14,245
Cash Flows Provided by Operating Activities
Cash provided by operations totaled $44.0 million for the first three quarters of fiscal 2023, a decrease of $26.7 million compared with the amount for the first three quarters of fiscal 2022. Cash provided by operations decreased primarily due to operating results producing a larger net loss in the first three quarters of 2023 compared to the first three quarters of 2022, partially offset by our receipt of $7.7 million cash proceeds from the settlement of interest rate swap derivative contracts discussed in Note 7, Derivative Instruments to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
We have undertaken broad efforts to improve our working capital position and cash generation, in part by negotiating longer payment terms with vendors. We have an agreement with a third-party administrator which allows participating vendors to track our payments, and, if voluntarily elected by the vendor, to sell payment obligations from us to financial institutions (the SCF programs discussed in Note 8, Vendor Finance Programs to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q). In an effort to normalize payment terms, we have reduced outstanding balances under the SCF programs during the first three quarters of fiscal 2023, contributing to the decrease in cash provided by operations noted above.
Cash Flows Used for Investing Activities
Cash used for investing activities totaled $78.4 million for the first three quarters of fiscal 2023, a decrease of $9.3 million compared with the first three quarters of fiscal 2022. The decrease is primarily due to $17.3 million cash used for acquisitions of franchised shops in the first three quarters of fiscal 2022, in addition to a net $4.3 million increase in proceeds from sale-leaseback transactions in the first three quarters of fiscal 2023 discussed in Note 5, Leases to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. These were partially offset by an increase in cash spent on property and equipment purchases in the first three quarters of fiscal 2023.
Cash Flows Provided by Financing Activities
Cash provided by financing activities totaled $27.5 million for the first three quarters of fiscal 2023, an increase of $13.3 million compared with the first three quarters of fiscal 2022. The increase was primarily due to draws on our 2023 Facility used in part to fund payments to reduce our vendor finance program obligations including the SCF programs and structured payables.
Payments on our structured payables resulted in a net $22.2 million change in cash flows (net payments on structured payables of $14.5 million in the first three quarters of fiscal 2023 compared to net proceeds from structured payables of $7.7 million in the first three quarters of fiscal 2022). Refer to Note 8, Vendor Finance Programs to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.

Debt
Our long-term debt obligations consist of the following:

(in thousands)	October 1, 2023	January 1, 2023
2023 Facility — term loan	$691,250	$—
2023 Facility — revolving credit facility	143,000	—
Short-term lines of credit	1,500	—
2019 Facility — term loan	—	586,250
2019 Facility — revolving credit facility	—	162,500
Less: Debt issuance costs	(4,634)	(2,247)
Finance lease obligations	39,805	32,583
Total long-term debt	870,921	779,086
Less: Current portion of long-term debt	(43,492)	(40,034)
Long-term debt, less current portion	$827,429	$739,052
2023 Secured Credit Facility
In March 2023, we refinanced our existing credit agreement (the 2019 Facility) and entered into the 2023 Facility consisting of a $300.0 million senior secured revolving credit facility and a term loan with a principal amount of $700.0 million. The loans and commitments under the 2019 Facility were due to mature in June 2024, and the loans and commitments under the 2023 Facility will mature in March 2028. Refer to Note 9, Long-Term Debt to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
Under the terms of the 2023 Facility, we are subject to a requirement to maintain a leverage ratio of less than 5.00 to 1.00 as of the end of each quarterly Test Period (as defined in the 2023 Facility) through maturity in March 2028. The leverage ratio under the 2023 Facility is defined as the ratio of (a) Total Indebtedness (as defined in the 2023 Facility, which includes all debt and finance lease obligations) minus unrestricted cash and cash equivalents to (b) a defined calculation of Adjusted EBITDA (2023 Facility Adjusted EBITDA) for the most recently ended Test Period. Our leverage ratio was 3.81 to 1.00 as of the end of the third quarter of fiscal 2023 compared to 3.41 to 1.00 as of the end of fiscal 2022, primarily due to the increase in long-term debt.
We were in compliance with the financial covenants related to the 2023 Facility as of October 1, 2023 and expect to remain in compliance over the next 12 months. If we are unable to meet the 2023 Facility financial or other covenants in future periods, it may negatively impact our liquidity by limiting our ability to draw on the revolving credit facility, could result in the lenders accelerating the maturity of such indebtedness and foreclosing upon the collateral pledged thereunder, and could require the replacement of the 2023 Facility with new sources of financing, which there is no guaranty we could secure.
Short-Term Lines of Credit
In September 2023, the Company approved two new agreements with existing lenders providing for short-term, uncommitted lines of credit up to $25.0 million. Borrowings under these short-term lines of credit will be payable to the lenders on a revolving basis for tenors up to a maximum of three months and are subject to an interest rate of adjusted term SOFR plus a credit spread adjustment of 0.10% plus a margin of 1.75%. As of October 1, 2023, the Company had drawn $1.5 million under one of the agreements which is classified within Current portion of long-term debt on the Condensed Consolidated Balance Sheets.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Effects of Changing Prices – Inflation
We are exposed to the effects of commodity price fluctuations in the cost of ingredients of our products, of which flour, sugar, and shortening are the most significant. During the first three quarters of fiscal 2023, we have continued to experience headwinds from commodity inflation globally. We have undertaken efforts to effectively manage inflationary cost increases through rapid inventory turnover and reduced inventory waste, increased focus on resiliency of our supply chains, and an ability to adjust pricing of our products. Additionally, from time to time we may enter into forward contract for supply through our vendors for raw materials which are ingredients of our products or which are components of such ingredients, including wheat and soybean oil.
We are also exposed to the effects of commodity price fluctuations in the cost of gasoline used by our delivery vehicles. To mitigate the risk of fluctuations in the price of our gasoline purchases, we may directly purchase commodity futures contracts.
Interest Rate Risk
We are exposed to changes in interest rates on any borrowings under our debt facilities, which bear interest based on the one-month SOFR (with a floor of zero). Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in SOFR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps on $505.0 million notional of our $834.3 million of outstanding debt under the 2023 Facility as of October 1, 2023, which we account for as cash flow hedges. Based on the $329.3 million of unhedged outstanding as of October 1, 2023, a 100 basis point increase in the one-month SOFR would result in a $3.3 million increase in interest expense for a 12-month period, while a 100 basis point decrease would result in a $3.3 million decrease in interest expense for a 12-month period based on the daily average of the one-month SOFR through the fiscal quarter ended October 1, 2023.
Foreign Currency Risk
We are exposed to foreign currency translation risk on the operations of our subsidiaries that have functional currencies other than the U.S. dollar, whose revenues accounted for approximately 29% of our total net revenues through the three quarters ended October 1, 2023. A substantial majority of these revenues, or approximately $358.9 million through the three quarters ended October 1, 2023, were attributable to subsidiaries whose functional currencies are the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen. A 10% increase or decrease in the average exchange rate of the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen against the U.S. dollar would have resulted in a decrease or increase of approximately $35.9 million in our total net revenues through the three quarters ended October 1, 2023.
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
As of October 1, 2023, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
There were no changes during the fiscal quarter ended October 1, 2023 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of conducting our business, we have in the past and may in the future become involved in various legal actions and other claims. We may also become involved in other judicial, regulatory, and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Some of these matters may involve claims of substantial amounts. These legal proceedings may be subject to many uncertainties and there can be no assurance of the outcome of any individual proceedings. See Note 12, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for information regarding certain legal proceedings in which we are involved.
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
Because the interpretation and application of laws, regulations, standards, and other obligations relating to data privacy and security are still uncertain, it is possible that these laws, regulations, standards, and other obligations may be interpreted and applied in a manner that is inconsistent with our data processing practices and policies. If our practices are not consistent, or are viewed as not consistent, with interpretations, applications, or changes of laws, regulations, standards, or new interpretations or applications of existing laws, regulations, and standards, we may also become subject to fines, audits, inquiries, whistleblower complaints, adverse media coverage, investigations, lawsuits, loss of export privileges, severe criminal or civil sanctions, or other penalties. We monitor and endeavor to comply with our legal and contractual obligations to data privacy and security. Despite our efforts, we may at times fail to do so or be alleged to have failed to do so. In this respect, an employee has filed a lawsuit alleging violations of BIPA (see Note 12, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information regarding this lawsuit). The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Any concerns about our data privacy and security practices, even if unfounded, could damage the reputation of our businesses and discourage potential users from our products and services. Any of the foregoing could have an adverse effect on our business, financial condition, results of operations, and prospects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the quarter ended October 1, 2023, no director nor Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 arrangements” (in each case, as defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1*	Key Employment Agreement between Krispy Kreme Doughnut Corporation and Josh Charlesworth, dated October 12, 2023.

31.1*	Certification of Chief Executive Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

31.2*	Certification of Chief Financial Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

32.1**
Certifications of Chief Executive Officer and Chief Financial Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Charlotte, North Carolina on November 13, 2023.

Krispy Kreme, Inc.

By:	/s/ Jeremiah Ashukian
Name:	Jeremiah Ashukian
Title:	Chief Financial Officer