Form 10-K
period 2023-12-31
Krispy Kreme, Inc.
filed 2024-02-27
CIK 1857154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K
_________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of the end of the registrant’s most recently completed second fiscal quarter, based on the closing price of $14.73 for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market, was approximately $1.3 billion. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 168.7 million shares of common stock as of February 15, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after December 31, 2023, have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Item 1. Business
The Joy of Krispy Kreme
Krispy Kreme, Inc. (“KKI”) and its subsidiaries (collectively, the “Company” or “Krispy Kreme”) is one of the most beloved and well-known sweet treat brands in the world. Our iconic Original Glazed® doughnut is universally recognized for its fresh, hot-off-the-line, melt-in-your-mouth experience. Over its 86-year history, Krispy Kreme has developed a broad consumer base globally and currently operates in 39 countries through its unique network of fresh Doughnut Shops, partnerships with leading retailers, and a rapidly growing Ecommerce and delivery business. Our purpose of touching and enhancing lives through the joy that is Krispy Kreme guides how we operate every day and is reflected in the love we have for our people, our communities, and the planet.
We are a global omni-channel business with more than 14,000 Global Points of Access, creating awesome fresh doughnut experiences via (1) our Hot Light Theater and Fresh Shops, (2) Delivered Fresh Daily (“DFD”) branded cabinets and merchandising units within high traffic grocery and convenience stores, Quick Service Restaurant (“QSR”), club membership, and drug stores (“DFD Doors”), and (3) Ecommerce. We have a capital-efficient Hub and Spoke model, which leverages our Hot Light Theater Shops’ production capabilities and Doughnut Factories to deliver fresh doughnuts daily to local Fresh Shops, DFD Doors, and through Ecommerce channels. We seek to increase our Sales per Hub through innovation, marketing campaigns, and increasing physical availability to our fresh doughnuts from our Hubs to new Points of Access, primarily DFD Doors. Additionally, our convenient Ecommerce platform and delivery capability are significant enablers of our omni-channel growth.

In addition to creating awesome, fresh doughnut experiences, we create “cookie magic” through Insomnia Cookies, which specializes in warm, delicious cookies delivered right to the doors of its consumers, along with an innovative portfolio of cookie cakes, ice cream, cookie-wiches, and brownies. Insomnia Cookies is a digital-first concept with over 45% of its sales driven through Ecommerce in fiscal 2023. Targeting affordable, high-quality emotional indulgence experiences is at the heart of both the Krispy Kreme and Insomnia Cookies brands.
Our current business model, which focuses on fresh daily premium quality doughnuts produced by the capital-efficient Hub and Spoke model, primarily via Company controlled shops is in contrast to the Krispy Kreme operating model prior to 2016, which was focused on retail and legacy wholesale channels (including discounted long shelf-life doughnuts and coffeehouse execution), a capital-heavy Hot Light Theater Shop production model, and primarily via franchisee controlled shops. In addition to our core offerings such as the Original Glazed doughnut, we now also focus on limited time offerings (“LTOs” or “specialty doughnuts”) and seasonal occasions to generate buzz for our premium products. A taste of our offerings includes:
The Ingredients of Our Success
We believe the following competitive differentiators position us to generate significant growth as we continue towards our goal of becoming the most loved sweet treat brand in the world.
Beloved Global Brand with Ubiquitous Appeal
We believe that our brand love and ubiquitous appeal differentiate us from the competition. We believe that Krispy Kreme is an iconic, globally recognized brand with rich history that is epitomized by our fresh Original Glazed doughnut. We are one of the most loved sweet treat retailers in the U.S. and many markets around the world. We are the most loved sweet treat brand in several key countries already in fiscal 2023, such as the U.S., the U.K., and Australia, based on the results of Krispy Kreme’s Annual Global Brand Tracking Survey conducted by Service Management Group based on over 22,000 consumer responses with Krispy Kreme achieving the highest percentage of consumers indicating they rank our brand as a “ten: absolutely love the brand for sweet treats” on a ten point scale. We have an extremely loyal, energetic, and emotionally connected consumer base.
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
Leveraging our Omni-Channel Model to Expand Our Reach
We believe our omni-channel model, enabled by our Hub and Spoke approach and Ecommerce, allows us to maximize our market opportunity while ensuring control and quality across our suite of products. Our goal is to provide our fresh doughnuts to consumers as conveniently and efficiently as possible. We apply a tailored approach across a variety of distinct shop formats to grow in discrete, highly attractive, and diverse markets, and maintain brand integrity and scarcity value while capitalizing on significant untapped consumer demand. Many of our shops offer drive-thrus, which also expand their off-premises reach. Our Hot Light Theater Shops’ production capacity allow us to leverage our investment by efficiently expanding to our consumers wherever they may be — whether in a local Fresh Shop, in a grocery or convenience store, on their commute home or directly to their doorstep via home delivery.
Hub and Spoke
•Hot Light Theater Shops and other Hubs: Immersive and interactive experiential shops which provide unique and differentiated consumer experiences while serving as local production facilities for our network. The average capital investment for a Hot Light Theater Shop is $2 million to $5 million.
•Fresh Shops: Smaller doughnut shops and kiosks, without manufacturing capabilities, selling fresh doughnuts delivered daily from Hub locations. The average capital investment for a Fresh Shop is $0.1 million to $1 million.
•Delivered Fresh Daily: Krispy Kreme branded doughnut cabinets within high traffic grocery and convenience locations, QSR, club membership, and drug stores, selling fresh doughnuts delivered daily to more than 11,900 doors from Hub locations. The average capital investment for a DFD Door is $2,000 to $10,000.
•Ecommerce and Delivery: Fresh doughnuts for pickup or delivery, ordered via our branded Ecommerce platforms or through third-party digital channels.

HOT LIGHT THEATER SHOPS
HOT NOW
FRESH SHOPS
Krispy Kreme
DOUGHNUTS
OMNICHANNEL
STRATEGY
DELIVERED FRESH DAILY
ECOMMERCE & DELIVERY

The Hub and Spoke approach is applied globally and is currently most developed in our international Company-owned markets such as the U.K. and Australia. We are in process of applying lessons learned in those international markets to the U.S., and particularly to expansion in top growth areas such as population-dense greenfield markets, which we expect to be a significant driver of margin expansion in the U.S., as well as in Canada, Japan, and in new countries we plan to enter in the future.
Insomnia Cookies
Insomnia Cookies has expanded our sweet treat platform to include a complementary brand rooted in the belief that indulgent experiences are better enjoyed together. Insomnia Cookies delivers warm, delicious cookies right to the doors of individuals and companies alike.
Our Segments
We conduct our business through the following three reported segments:
•U.S.: Includes all our Company-owned operations in the U.S., including our Krispy Kreme-branded shops and Insomnia Cookies Bakeries, DFD, and the recently exited Branded Sweet Treats business;
•International: Includes all our Krispy Kreme Company-owned operations in the U.K., Ireland, Australia, New Zealand, and Mexico; and
•Market Development: Includes our franchise operations across the globe, as well as our Company-owned operations in Japan and Canada.
The following table presents our Global Points of Access as of December 31, 2023:

	Global Points of Access (1)
	Hot Light Theater Shops	Fresh Shops	Cookie Bakeries	Carts, Food Trucks, and Other	DFD Doors	Total	Company-Owned (%)
U.S.	229	70	265	—	6,808	7,372	100%
International	35	413	—	16	3,693	4,157	100%
Market Development (2)	125	1,038	2	30	1,423	2,618	14%
Total Global Points of Access	389	1,521	267	46	11,924	14,147	84%
(1)Excludes the recently exited Branded Sweet Treats distribution points.
(2)Includes Japan and Canada locations, which are Company-owned.
Total fiscal 2023 revenue of $1,686.1 million consisted of the following revenue by reporting segment:

The U.S. segment’s fiscal 2023 revenue of $1,104.9 million consisted of:
The International segment’s fiscal 2023 revenue of $401.8 million consisted of:
The Market Development segment’s fiscal 2023 revenue of $179.4 million consisted of:

Our Growth Strategies
We have made investments in our brand, our people, and our infrastructure and believe we are well positioned to drive sustained growth as we execute on our strategy. Across our global organization, we have built a team of talented and highly engaged Krispy Kremers and Insomnia employees (or “Insomniacs”). Over the past several years we have taken increased control of the U.S. operations to enable execution of our omni-channel strategy, including accelerating growth across our doughnut shops, DFD, and Ecommerce. Globally, we have developed an operating model that sets the foundation for continued expansion in both existing and new geographies. As a result, we believe we are able to combine a globally recognized and loyalty-inspiring brand with a leading management team and we aim to unlock increased growth in sales and profitability through the following strategies:
• Increase purchase frequency;
• Expand availability;
• Drive operating leverage; and
• Maximize capital returns.
Increase purchase frequency
Almost all consumers desire an occasional indulgence, and when they indulge, they want a high quality, emotionally differentiated experience. We believe we have significant runway to be part of a greater number of shared indulgence occasions. On average, U.S. consumers visit Krispy Kreme less than three times per year, creating a significant frequency opportunity. The success of recently launched products, including filled rings and minis, seasonal favorites, limited time buzz-worthy offerings, and flavored glazes, affirms our belief that our innovations create additional opportunities for consumers to engage with our brand. We intend to strengthen our product portfolio by centering further innovation around seasonal and societal events, and through the development of new innovation platforms to drive sustained baseline growth. Our strategy of linking product launches with relevant events has allowed us to effectively increase consumption occasions while meaningfully engaging with our communities and consumers.
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
Expand availability
We believe there are opportunities to continue to grow in new and existing markets in which we currently operate by further capitalizing on our strong brand awareness as we deploy our Hub and Spoke model. We apply a deliberate approach to growing these discrete, highly attractive markets and maintain our brand integrity and scarcity value while unlocking significant consumer demand. We focus on increasing Global Points of Access through low cost DFD Doors, including in new channels like QSR and club membership, as well as investments in Fresh Shops with a limited number of investments in our experiential Hot Light Theater shops to implement the Hub and Spoke model in new and existing markets. We expect this to lead to growth in our key Sales per Hub metric as we further leverage the production capacity of existing Hubs.
We believe our omni-channel strategy, empowered by our Hub and Spoke model, will allow us to effectively seize expansion opportunities both domestically and internationally. Despite our high brand awareness, we have a limited presence in certain key, population-dense U.S. markets, and have yet to build a presence in key U.S. cities, including Boston and Minneapolis. We also believe we have a significant opportunity to increase our presence in our existing international markets such as Mexico, Japan, and Ireland where we have a less developed Hub and Spoke system. We believe this provides us ample opportunity to grow within markets in which we are already present. We also view Hub and Spoke expansion to other international markets where we do not currently have a presence as a major growth driver for the future. We have identified key international whitespace market opportunities such as China, Brazil, and parts of Western Europe. Our goal is to open in at least three new countries per year; in fiscal 2023, we opened shops in seven new countries. Our proven track record of entering new, diverse markets across multiple continents and deploying the capital-efficient Hub and Spoke approach demonstrates our ability to effectively penetrate a broad range of market types. New markets will either consist of Company-owned shops or entered via franchise operations (sometimes with us holding a minority equity interest), to be determined on a case-by-case basis.

Drive operating leverage
We are making focused investments in our omni-channel strategy to expand our presence efficiently while driving top-line growth, margin expansion, and capital efficiency. The Hub and Spoke model enables an integrated approach to operations, which is designed to bring efficiencies in production, distribution, and supervisory management while ensuring product freshness and quality are consistent with our brand promise no matter where consumers experience our doughnuts. By expanding Points of Access such as new local DFD Doors to existing Hubs, we increase not just total Sales per Hub, but also profitability and capital efficiency because the production Hubs have largely fixed costs including rent, utilities, and even labor.
To support the Hub and Spoke model in the U.S., we have implemented labor management systems and processes in our shops and delivery route optimization technology to support our DFD logistics chain. In addition, we employ a demand planning system that is intended to improve service and to deliver both waste and labor efficiencies across all our business channels. We are also investing in automation in the doughnut production process, including filling and icing doughnuts, which are primarily done manually today. By streamlining these operations across our platform, we believe we can continue to deliver on our brand promise and provide joy to our consumers while continuing to drive efficiencies across our platform.
Maximize capital returns
We believe we have a strong runway to grow while maximizing capital returns, supported by the capital-efficient Hub and Spoke model. We intend to maximize capital returns both by leveraging existing capacity and making selective investments in geographies which currently have limited access to our products.
Responsibility
We are committed to making a positive impact on the world — to touch and enhance lives through the joy that is Krispy Kreme — and our ambition is to Be Sweet in All That We Do, which represents our Responsibility platform. With this platform, we focus on our greatest opportunities for positive social and environmental impact with our people, our communities, and our planet. We are committed to transparency and disclosure of our Responsibility strategies, programs, and governance. Progress along our Responsibility strategy is regularly reported to our senior management leadership team (“the Global Leadership Team”) and our Board of Directors, which also has oversight of our environmental, social, and governance strategy. We published our first ever Be Sweet Responsibility Report during fiscal 2023 outlining our journey, progress through fiscal 2022, and future ambitions. To read the full report, visit krispykreme.com/responsibility-report.
•Loving our Krispy Kremers: We create opportunities for our Krispy Kremers to achieve their dreams — building the most engaged, inclusive workforce.
We are committed to diversity, equity, and inclusion throughout our organization, from our Board room to our shops. We have established a Be Sweet Working Group (sponsored by members of the Global Leadership Team) with a core focus on Belonging, and six U.S. Employee Resource Groups. We are focused on gender parity globally and increasing our U.S. people of color representation. We are also developing a comprehensive, global total rewards framework to drive pay equity and access for our Krispy Kremers.
•Loving our Communities: We bring joy to others — engaging locally to support and uplift communities globally.
Our brand purpose truly shines through our Acts of Joy and community fundraising initiatives. Whether through providing financial support to third-party organizations focused on children in need, or through our offer of free doughnuts to graduating seniors, we bring joy to others while doing good. In fiscal 2023, we raised more than $40 million to support local community causes across the U.S. We also engage with numerous local philanthropic organizations in the communities that we serve around the world.
•Loving our Planet: We respect our planet — using sustainable practices and reducing our environmental impacts.
We are committed to advancing sustainable business throughout our operations. During fiscal 2023, we progressed our efforts to address climate change and build the resilience of our business and supply chain. We conducted a multi-year global emissions assessment to establish our emissions baseline, using this foundation to soon set goals for greenhouse gas emission reductions.
We made progress on our responsible sourcing commitment across our global supply chain. Krispy Kreme has set a goal of using 100% cage-free eggs by 2025. One important action was a strategic product line exit during the first quarter of fiscal 2023, which represented 70% of our egg use. We are committed to progress on sourcing sustainable palm oil that supports a deforestation-free supply chain. As global awareness of food waste increases, so does our focus on food waste reduction, with a goal to divert at least 50% of food waste from landfills by 2025. We took steps in fiscal 2023 to increase landfill diversion and increase our use of food-to-feed initiatives across our business. We are also committed to significantly increasing the recyclability of our packaging, with a goal to reach 80% recyclable or compostable packaging across our operations by 2025. In the near future, we are focusing on the commercialization of recyclable grease-resistant DFD cartons, 100% paper-based coffee cups, and a reduction in our single-use plastic consumption to reach our goal.
Team Members and Human Capital Resources
Investing in, developing, and maintaining human capital is critical to our success. Globally, we employ approximately 22,800 employees as of December 31, 2023, including approximately 19,400 at Krispy Kreme locations that we refer to as our “Krispy Kremers.” We are not a party to any collective bargaining agreement, although we have experienced occasional unionization initiatives.
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
Consistent with our Leadership Mix ingredients, we pride ourselves on attracting a diverse team of Krispy Kremers and Insomniac team members from a wide range of backgrounds. As of December 31, 2023, our U.S. Krispy Kreme Company-owned operations include approximately 10,600 employees, of which 96% are field-based employees and the remaining 4% are corporate employees. 69% of such employees are people of color and 52% of such employees are female. We believe our diverse team drives the entrepreneurial culture that is at the center of our success. The success of our business is fundamentally connected to the well-being of our Krispy Kremers. Accordingly, we are committed to their health, safety, and wellness.
Our Total Rewards platform provides Krispy Kremers and their families with access to a variety of competitive, innovative, flexible, and convenient pay, health, and wellness programs. Our total package of pay and benefits is designed to support the physical, mental, and financial health of our people and includes medical, dental, vision, employee assistance program, life insurance and retirement benefits as well as disability benefits and assistance with major life activities, such as educational reimbursement and adoption. Many of these benefits are available to our part-time Krispy Kremers; we believe that offering select benefits to our part-time Krispy Kremers offers us a competitive advantage in recruiting and retaining talent. We have also rolled out employee equity ownership plans across the organization, including for our shop general managers, to effectively align Krispy Kremers’ incentives with the Company’s long-term strategic goals.
Marketing and Innovation
Our marketing strategy is as unique and innovative as our brand. Krispy Kreme’s marketing strategy is to participate in culture through “Acts of Joy,” deliver new product experiences that align with seasonal and trending consumer and societal interests and to create positive connections through simple, frequent, brand-focused offerings that encourage shared experiences. The tactics which support this strategy are also distinct. In the U.S., Krispy Kreme’s paid media strategy is 100% digital with a heavy focus on social media where our passionate consumer base engages and shares our marketing programs far and wide through their own networks. Earned media is also an important part of our media mix. We create promotions and products that attract media outlets to our brand. Through the widespread dissemination of our programs through pop culture, entertainment, and news outlets, we believe we can achieve disproportionately large attention relative to our spend in a media environment populated by brands with far larger media budgets. During fiscal 2023 we generated over 40 billion media impressions reflecting how well our fresh and innovative doughnuts resonated with consumers. We believe our marketing strategy, supported with non-traditional media tactics, has proven to be a potent combination that simultaneously drives sales while growing brand love. By drawing inspiration from important societal events, we create a unique way for our consumers to celebrate and engage. Our ability to create this connection between our consumers and our brand is what has helped make the Krispy Kreme brand iconic, and helps to solidify our position in popular culture.
Limited time seasonal innovation and permanent innovations are used to create consumer wonder and are an essential ingredient in keeping our consumers engaged with the brand and the products. Our specialty doughnuts are anticipated by consumers and the media alike and generate significant social sharing amongst our fans and media coverage. The impact of limited time seasonal offerings goes well beyond the sales of the innovations themselves; they drive traffic and create additional sales of our core product offering.
Krispy Kreme has a strong brand presence across both emerging and well-established social media platforms, including Facebook, Instagram, X, YouTube, and Tik-Tok. These channels enable us to engage with our consumers on a personal level, while spreading the global brand of Krispy Kreme, including communicating promotional activity, featured products, new shop openings, and highlighting core equities of the brand. Social media allows precise geo-targeting around our shops and effective targeting of consumers likely to be interested in our messages.
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
In addition, we provide other ingredients, packaging and supplies, principally to Company-owned and domestic franchise shops. Our Krispy Kreme shop-level replenishments generally occur on a weekly basis, working with one national distribution partner. In addition, we serve New York City with a regional distribution partner to best serve our needs in that market.

In the U.S., we operate four Doughnut Factories located in Indianapolis, Indiana, Monroe, Ohio, New York, New York, and Fort Lauderdale, Florida. Internationally, we operate 37 Doughnut Factories, of which 23 are operated by franchisees. Each Doughnut Factory is staffed by Krispy Kremers and supports multiple business channels for Krispy Kreme. Each Doughnut Factory manufactures fresh doughnuts daily, powering the Hub and Spoke model by producing product for Spoke locations such as Fresh Shops and Carts and Food Trucks. In addition, they also provide DFD finished products to support local and regional markets. We operate DFD routes out of each Doughnut Factory to ensure our DFD doughnuts are delivered fresh, every day, and maintain our highest standards of quality and brand experience.
Insomnia Cookies operates a nationwide supply chain, supported by third-party logistic providers which bring ingredients and supplies to Insomnia Cookies Bakeries to create their warm, delicious products.
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
Competition
We compete in the fragmented indulgence industry. Our domestic and international competitors include a wide range of retailers of doughnuts and other sweet treats, coffee shops, and other café and bakery concepts. We compete with snacks sold through convenience stores, supermarkets, restaurants, Ecommerce, and retail stores in the U.S. The number, size and strength of competitors vary by region and by category. We also compete against retailers who sell sweet treats such as cookies, cupcakes, and ice cream shops. We compete on elements such as food quality, freshness, convenience, accessibility, customer service, price, and value. We view our brand engagement, overall consumer experience and the uniqueness of our Original Glazed doughnut as important factors that distinguish our brand from competitors, both in the doughnut and broader indulgence categories. See “Risk Factors — Risks Related to Executing Our Business Strategy – Our success depends on our ability to compete with many food service businesses.”
Intellectual Property
Our doughnut shops are operated under the Krispy Kreme® trademark, and we use many federally and internationally registered trademarks and service marks, including Original Glazed®, Hot Krispy Kreme Original Glazed Now®, Insomnia Cookies®, and the logos associated with these marks. We have registered various trademarks in over 65 other countries, and we generally license the use of these trademarks to our franchisees for the operation of their doughnut shops. We have also licensed our marks for other consumer goods. We believe that our trademarks and service marks have significant value and are important to our brand. To better protect our brand, we have registered and maintain numerous Internet domain names.
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
Available Information
KKI Annual Report on Form 10-K reports, along with all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our website at investors.krispykreme.com or at sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. We also use our website as a tool to disclose important information about the Company and comply with our disclosure obligations under Regulation Fair Disclosure. Our corporate governance policies, code of conduct, and Board committee charters are also posted on the Investor Relations section of our website. The information on our website (or any webpages referenced in this Annual Report on Form 10-K) is not part of this or any other report KKI files with, or furnishes to, the SEC.

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
We operate in the food service sector and are subject to potential food safety concerns, including risks of food-borne illnesses, tampering, and contamination. These risks may escalate as we launch new products, broaden our distribution through channels such as our DFD operations, and expand our manufacturing and production facilities. Inadequate food safety measures in our shops could lead to temporary shutdowns, disrupting both our in-shop and DFD operations. Food safety incidents might also negatively impact the cost and availability of ingredients, leading to supply chain disruptions or reduced profit margins for us and our franchise partners.
Moreover, our dependency on third-party delivery services heightens the risk of food safety issues arising from external factors. While we oversee some of these partners' operations, the quality and service they provide could be compromised by various unforeseeable factors, making it challenging to identify contamination or other defects. The risk is even higher with partners we do not monitor or monitor less rigorously.
Additionally, food safety concerns may expose us to legal actions, regulatory investigations, product recalls, and financial penalties. Any association of our brand, our franchisees, or the broader food service industry with food safety issues could harm our reputation, leading to a decline in revenue and profitability.
Changes in consumer preferences and demographic trends could negatively impact our business.
The food service industry is highly susceptible to shifts in consumer preferences, including dietary choices and health concerns, as well as broader factors like regional economic conditions, spending habits, demographic changes, traffic trends, and competition from other brands in terms of their number, type, and location. Additionally, there is increasing legal and legislative focus on the industry, particularly concerning menu labeling and packaging. This scrutiny is largely due to concerns that the practices and offerings of food service companies may contribute to issues like poor nutrition, excessive caloric intake, obesity, or other health issues among consumers.
Our business must remain agile in responding to these evolving consumer preferences and trends. We also need to be prepared for potential regulatory changes that could affect any of our operational markets. Failure to effectively adapt to these changes or to comply with new regulations could adversely affect our operational results.
Risks Related to Cybersecurity, Data Privacy, and Information Technology
We rely on information technology in our operations. Any material failure, inadequacy, or interruption of that technology could adversely affect our ability to effectively operate our business and result in financial or other loss.
Our business and that of our franchisees significantly depend on computer systems and information technology for efficient operation. The effectiveness of our business management is closely tied to the reliability and capacity of these systems. Our omni-channel strategy, particularly our delivery model, relies heavily on robust information technology systems. As we diversify our business channels, our susceptibility to related risks intensifies.
We also face potential business disruptions due to failures in other critical information technology platforms, including those hosted or provided by third parties. These disruptions can stem from hardware and software issues, cyber-attacks (including distributed denial-of-service attacks), natural disasters (like earthquakes, hurricanes, floods, and fires), power outages, telecommunications failures, human errors, criminal activities (including those by state-sponsored groups), and intentional vandalism. These risks extend to threats like computer viruses, ransomware, and malware.

Adapting to evolving consumer expectations and technological advancements is crucial. Any interruption, delay, or flaw in developing and implementing these systems, or misjudging the costs and revenue potential of these initiatives, can hamper our essential business functions. This could negatively impact our reputation, competitive edge, operational results, and financial health.
While we strive to keep our systems updated, there is no absolute assurance of uninterrupted maintenance. If our mitigation controls fail, especially when updates are not feasible, it could lead to Ecommerce outages, information technology system disruptions, and heightened vulnerability to cyber threats.
Our business interruption insurance might not fully cover losses from service disruptions caused by system failures or similar events. Therefore, significant impacts from system failures could materially and adversely affect our business operations, results, and financial standing.
Breaches or failures of our information technology systems or other cybersecurity or data security-related incidents may have an adverse impact on our business, financial condition, and results of operations.
Our and our franchisees' information systems and records are at risk of cyber-attacks and security breaches. These include hacking attempts, software or system failures, viruses, operator errors, and accidental data leaks. Cyber-attacks are increasingly sophisticated and varied, often involving phishing, social engineering, service disruption attacks, malware, or ransomware, and they may not be detected until they have been active for some time. Additionally, internal threats exist from employees, franchisees, contractors, or third parties who might bypass security measures to access or leak sensitive, regulated, or personally identifiable information, either maliciously or inadvertently.
We cannot guarantee that the security measures and controls implemented by us or our third-party providers are foolproof against such incidents. A breach or perceived breach in our or our third-party providers' information technology systems could severely interrupt our operations, negatively affect our business, financial standing, and operational results, and harm our reputation and brand credibility among consumers and business partners.
Furthermore, significant incidents involving unauthorized access to, theft, exposure, alteration, or misuse of consumer, employee, or proprietary data could lead to legal actions, regulatory investigations, and non-compliance penalties, disrupting our operations, tarnishing our reputation, and leading to substantial financial repercussions.
Our cybersecurity insurance may not fully cover the consequences of such breaches or incidents, and future coverage may not be available at reasonable costs or at all. Insurers might also deny claims for certain incidents. Addressing a security breach would require substantial financial and operational resources, including remediation of security vulnerabilities, legal defense, and compliance with notification obligations. Such efforts could divert management attention and resources away from our business activities, adversely affecting our business operations, financial condition, and results. Additionally, our efforts to remedy these issues may not be successful, and we might face challenges in implementing, maintaining, and upgrading effective safeguards.
If we or our franchisees or licensees are unable to protect our consumer and employee data and other regulated, protected, or personally identifiable information, we or our franchisees could be exposed to data loss, litigation, regulatory fines, and other liability, and our reputation could be significantly harmed.
Our operations necessitate collecting, transmitting, and storing large amounts of consumer and employee data, including sensitive information like credit and debit card numbers and other personally identifiable details. This data is housed in our own and our franchisees' information technology systems, as well as those of third-party service providers. Ensuring the integrity and security of this data is paramount. Non-compliance with legal and industry standards could severely damage our brand, reputation, and operational results. Additionally, our reliance on independent service providers for payment processing poses risks if these providers are unable or unwilling to offer services or if their costs escalate.
We operate under various data privacy and security laws, directives, and regulations, both domestically and internationally. The U.S. has a complex landscape of federal and state data protection regulations, with some state laws offering more stringent protections. The potential introduction of a comprehensive federal data privacy law could increase complexity and compliance costs, impact data use strategies, and necessitate additional investments in compliance infrastructure.
Internationally, we are subject to regulations like the European Union's General Data Protection Regulation (“GDPR”) and the U.K.’s GDPR and Data Protection Act of 2018. These laws impose strict requirements on data handling, including consent, individual rights, cross-border data transfer, breach notifications, and data security and confidentiality. Non-compliance with these international regulations could result in significant penalties and legal liabilities for us and our franchisees. Adapting our and our franchisees’ systems to these evolving requirements may require substantial investment and time.
The interpretation and enforcement of data privacy and security laws and standards are evolving, leading to potential inconsistencies with our data processing practices and policies. Any perceived non-compliance could lead to fines, audits, investigations, lawsuits, and other penalties. Additionally, any failure to adhere to our public statements and privacy policies could expose us to legal action for deceptive or unfair practices.
Concerns about our data privacy and security practices, even if unfounded, could harm our reputation, deter potential users, and negatively impact our business. Any of these outcomes could adversely affect our business operations, financial condition, and future prospects.
Risks Related to Executing Our Business Strategy
We may not realize the anticipated benefits from past or potential future acquisitions, investments, or other strategic transactions.
We periodically assess and may engage in mergers, acquisitions, divestitures, joint ventures, strategic partnerships, minority investments, or other strategic initiatives to broaden our Global Points of Access. These efforts may involve opportunities to acquire or collaborate with both domestic and international franchisees. In some cases, our former or current franchisees might retain a minority interest in the shops we acquire and continue to be involved in their operations. We make these decisions based on individual circumstances.
Such strategic endeavors come with inherent risks, including but not limited to:
•The challenges, delays, and costs associated with integrating acquired Krispy Kreme franchised shops, Points of Access, and strategic partnerships into our existing structure, including potential failure to achieve anticipated synergies or retain key staff;
•Diverting management focus from everyday operations or other important initiatives to effectively implement our growth strategy;
•The risk of not achieving expected revenue, profit, or cash flow from newly acquired Krispy Kreme franchised shops, Points of Access, companies, partnerships, or investments;
•The potential to inherit significant contingent or unforeseen liabilities through acquisitions or other strategic dealings; and
•The risk of significant value depreciation in our investments, possibly leading to goodwill impairment charges for acquired entities.
Our past and future strategic transactions may not yield the anticipated benefits, and could negatively impact our reputation and have a material adverse effect on our business, financial health, and operational outcomes.
Our franchisees may affect our operating results and reputation.
Our ability to influence the management of our franchisees' businesses is limited, and their potential failure to operate effectively could negatively impact our overall operating results. While we provide training and support, our franchisees run their own independent businesses. This means that the operational quality of franchised shops may suffer due to factors outside our control. Additionally, franchisees might not always manage their shops in compliance with relevant laws and regulations or align with our established standards and requirements. Furthermore, there's a risk that franchisees may struggle to recruit and train competent managers and staff.
Currently, we enjoy a generally positive relationship with our franchisees. However, future developments, some of which may be beyond our control, could potentially strain these relationships with both existing and new franchisees. Should our franchisees fail to operate successfully or adhere to our standards and requirements, it could substantially harm the image and reputation of both individual franchisees and our overall brand. Such scenarios could lead to a marked decline in Krispy Kreme-branded sales, adversely affecting our revenue and profitability.

Our DFD business channels depend on key customers and are subject to risks if such key customers reduce their purchases or terminate their relationships with us.
A considerable portion of our revenue comes from sales to retail customers via our DFD channels, which necessitate a substantial infrastructure with notable fixed and semi-fixed costs. In our global operations, we serve a number of large retail customers, yet no single customer contributed to more than 10% of our total revenue in the fiscal years ending December 31, 2023, January 1, 2023, or January 2, 2022. These relationships are not bound by long-term contracts; rather, purchases are influenced by factors like pricing, product quality, consumer demand, and service excellence. Looking ahead, there is a possibility that these customers might reallocate their shelf space, currently occupied by our products, to other items, possibly including private label goods. Consequently, a loss or significant decrease in sales to one of these key retail customers, or if they encounter substantial financial issues, could have a negative impact on our business's health, financial stability, and operational results.
Our reputation and brand image are essential to our business success.
Krispy Kreme is one of the most beloved and well-known sweet treat brands in the world. Our continued success hinges on our and our franchisees’ ability to uphold our brand image, penetrate new markets and distribution channels, innovate with new product offerings, and consistently deliver high-quality, delectable products to our consumers.
While we are committed to nurturing and enhancing our brand image and reputation through marketing investments, including traditional advertising and consumer promotions, we place a significant emphasis on social media for most of our marketing activities. Our growing dependency on social media and digital platforms for advertising means that the speed and reach at which information, as well as misinformation and opinions, are spread is amplified. Negative feedback or commentary about us, our brands, or our products on social or digital media could severely harm our brand reputation. This risk is particularly acute given our reliance on social media to bolster our brand and maintain consumer loyalty and engagement.
Our reputation is also shaped by consumers’ subjective perceptions. Any regulatory or legal challenges, product recalls, or other negative publicity could tarnish our reputation and brand image, erode consumer trust, and diminish long-term demand for our products. Failure to effectively maintain, enhance, and grow our brand image could materially and adversely impact our business operations, financial health, and overall performance.
Our success depends on our ability to compete with many food service businesses.
We operate in a highly competitive food service landscape, vying against numerous established players. Our shops face competition from a diverse array of indulgence retailers and bakeries, specialty coffee shops, bagel stores, quick service restaurants, delicatessens, take-out services, convenience stores, and supermarkets.
In our shop operations, we face challenges from aggressive pricing by competitors and the potential entry of new players into our markets, which could affect our sales and profit margins. Additionally, many competitors offer a broader product range and possess significantly greater financial and other resources, enabling them to better adapt to pricing and market shifts in the quick service restaurant industry. The relatively low start-up costs for retail indulgence and similar food service ventures also lower the barriers to entry, further escalating competition.
Furthermore, our omni-channel strategy, particularly exemplified by our Insomnia Cookies brand with its focus on delivery, competes in a fiercely contested arena with both local and international indulgence brands. While we manage our own Ecommerce platform, we depend on third-party delivery services for the final leg of product distribution. We also participate as a partner on these platforms, where they handle the entire consumer transaction, including delivery. Our consumers might opt for other indulgence providers’ Ecommerce platforms or delivery services due to factors like delivery reach, app usability, and overall market preference for food delivery services.
If we fail to compete effectively, our ability to sustain or grow our revenues and profits, as well as to capitalize on the expected growth through our omni-channel model, could be compromised.

Risks Related to Our Global Expansion and Growth
A key portion of our growth strategy depends on opening new Krispy Kreme shops and Points of Access both domestically and internationally.
Our strategic focus includes expanding our Global Points of Access, encompassing the establishment of new shops, DFD Doors, and Ecommerce platforms, both in our current markets and new regions. However, the effective implementation of this expansion strategy may be impacted by external factors outside the control of both us and our franchisees, potentially hindering shop development and impeding our overall growth objectives. Operational challenges, such as difficulties in sourcing product components or logistical services, may also impose limitations.
Additionally, our presence in certain international markets heavily depends on our franchisees. There is no guarantee that these franchisees will successfully develop or manage their shops in alignment with our brand standards. Moreover, their ability to effectively open, operate, and sustain these shops as per their agreements and our brand requirements may be constrained by their business capabilities or financial resources.
We will face risks as we continue to focus on expansion of our omni-channel business model.
Our ongoing expansion of the omni-channel business model involves substantial costs and uncertainties. These stem from various factors, including the expansion of Points of Access, enhancement of manufacturing capabilities, development of information technology and logistics systems, and adjustments in our corporate structure and workforce.
The success of this expansion is contingent upon our ability to effectively leverage and realize certain objectives. These include finding suitable retail partners, extending our market reach, and building and sustaining the manufacturing and logistical capabilities required to fulfill our delivery commitments. Furthermore, this expansion could intensify or be affected by other risk factors mentioned herein, particularly those concerning our logistical and manufacturing capacities and our competitiveness in the indulgence market.
There is no assurance that we will attain the expected benefits or achieve the cost savings, revenue growth, and other positive outcomes needed to counterbalance the costs and risks associated with this expansion.
Political, economic, currency, and other risks associated with our international operations could adversely affect our and our international franchisees’ operating results.
As of December 31, 2023, our company operates a substantial portion of its business outside the U.S., with 1,558 Krispy Kreme shops internationally, excluding Doughnut Factories. This accounts for 72% of our total shop count. Among these, 1,028 are managed by franchisees. Our international operations, encompassing various business segments, are subject to numerous risks inherent to foreign markets. These risks include, but are not limited to:
•Exposure to recessionary or growth trends in global markets, impacting consumer spending and market stability;
•Ongoing reforms in areas like public health, food safety, tariffs, taxation, sustainability, and climate change response leading to regulatory uncertainties and potential spikes in compliance costs;
•Challenges in adhering to international food safety regulations and maintaining high standards of product quality and safety;
•Navigating varying import and business licensing requirements across countries;
•Constraints in fund repatriation and foreign currency exchange, influenced by U.S. and international laws;
•Difficulties in managing and staffing international operations, supply chain logistics, and ensuring consistent product quality and service;
•Risks associated with franchisee disputes, operational failures, development delays, or site selection issues;
•Complexities and costs arising from local labor laws in hiring, retaining, or terminating staff;
•Facing strong competition in new markets with established local players; and
•Potential increase in anti-American sentiment affecting brand image, as Krispy Kreme is widely recognized as an American brand.

Our financial performance and asset valuation in foreign markets are susceptible to currency exchange rate fluctuations and liquidity issues, negatively impacting reported earnings. Royalties from international franchisees, calculated as a percentage of their net sales, are subject to currency conversion risks. An increase in our reliance on international operations amplifies our vulnerability to foreign political and economic instability, currency volatility, and regulatory constraints on currency conversion and remittance.
Moreover, our international operations predominantly rely on exporting doughnut mixes and concentrates to franchisees. These exports are governed by a myriad of U.S. and international regulations concerning food products. In the event of a ban on any of our ingredients, identifying suitable alternatives could be challenging and time-consuming, potentially delaying our expansion plans.
In conclusion, our expanding international presence heightens our exposure to a diverse range of risks associated with foreign market operations, regulatory environments, and global economic conditions.
Risks Related to Our Human Capital
An inability to recruit and retain personnel could have materially adverse effects on our operations.
Our Krispy Kremers play a pivotal role in delivering exceptional service and creating memorable experiences for our consumers. They are indispensable for the smooth operation of our retail outlets, manufacturing facilities, and delivery logistics. Our ability to maintain the highest product quality, whether in our Hot Light Theater Shops or at one of our DFD access points, heavily relies on their dedication.
Furthermore, our continued success hinges on the ongoing contributions of our senior management and key personnel, and our ability to retain and motivate them. However, certain economic and social trends beyond our control, such as labor shortages, may pose challenges in recruiting and retaining talented Krispy Kremers, including our senior management and other key personnel.
As our business continues to grow, it becomes increasingly challenging to identify and hire a sufficient number of employees, establish effective internal controls for a globally dispersed enterprise, and provide comprehensive training to ensure consistent product quality and outstanding consumer experiences worldwide.
If we encounter difficulties in recruiting, retaining, and motivating Krispy Kremers to support our projected growth and strategic initiatives, it could have significant adverse effects on our overall operations.
Changes in the availability or cost of labor could adversely affect our business.
Our business is susceptible to potential adverse impacts arising from rising labor costs, encompassing wages and employee benefits. These cost increases may stem from various factors, including state and federal legislation, regulatory actions related to wages, scheduling, and benefits, as well as escalating healthcare and workers' compensation insurance expenses. Additionally, there may be a need to enhance wages and benefits to attract and retain highly skilled employees with the requisite expertise.
Moreover, we could encounter challenges related to the availability of labor for in-shop positions. This shortage may be influenced by evolving market trends, changing employment conditions, the emergence of new telecommuting job opportunities, and other factors that can reduce the pool of qualified talent for critical roles within our organization.
The fluctuating landscape of labor availability and costs has the potential to yield materially adverse effects on our business operations.
Risks Related to Our Supply Chain
We are the exclusive or primary supplier of doughnut mixes and key ingredients to shops worldwide and any problems supplying these ingredients could negatively affect our and our franchisees’ ability to make doughnuts.
We serve as the exclusive supplier of doughnut mixes to numerous domestic and international Krispy Kreme shops. Additionally, we hold the exclusive role of providing doughnut mix concentrate, which is blended with various ingredients to create doughnut mixes, to all Krispy Kreme shops worldwide. Furthermore, we are the sole supplier of specific critical ingredients to all domestic Company-owned shops, the majority of domestic franchise shops, and select international franchise shops.
Our concentrate manufacturing primarily takes place at our facility located in Winston-Salem, North Carolina, and to a limited extent, through a manufacturing agreement with BakeMark USA LLC (“BakeMark”). Domestic doughnut mix production occurs at our Winston-Salem plant and a third-party facility in Pico Rivera, California. The distribution of doughnut mixes, essential ingredients, and flavors to Krispy Kreme shops, both domestically and internationally, is facilitated by independent contract distributors. It is important to note that any disruption in the production of our mixes and concentrates would have a cascading effect on our global supply chain, with no adequate alternative source available.
The Pico Rivera facility is responsible for producing mixes for distribution to most Krispy Kreme shops west of the Mississippi River. In the event of a shutdown or capacity loss at our Winston-Salem facility, Pico Rivera has the capability to manufacture our doughnut mixes for other regions. Nevertheless, a production interruption at any manufacturing facility could hinder our, and our franchisees', ability to produce doughnuts domestically. Internationally, we operate several plants for doughnut mix production, and any disruption at these facilities could impact doughnut production capabilities regionally, affecting our locations and those of our franchisees.
Our international shipments of mixes and concentrates primarily depart from a single port in Florida. Any delays in shipping or disruptions in logistics chains could adversely affect our international operations as well as those of our franchisees. Such delays may result from known or unforeseen events, including those related to adverse weather conditions, customs and border closures, trade conflicts, and general trade route delays.
Furthermore, unexpected termination of our relationships with raw material suppliers, even when multiple suppliers exist for the same ingredient, may hinder our ability to secure adequate quantities of high-quality ingredients at competitive prices. As we continue our global expansion, these risks may intensify, leading to supply shortages, logistical challenges, and increased operational costs associated with managing and supplying a global network of Krispy Kreme shops.
We are the only manufacturer of substantially all our doughnut-making equipment. If we have any problems producing this equipment, our shops’ ability to make doughnuts could be negatively affected.
Our custom doughnut-making equipment is exclusively manufactured at a single facility located in Winston-Salem, North Carolina. While we maintain limited backup sources for equipment production, the process of manufacturing new equipment swiftly in the event of a disruption at our Winston-Salem facility would present significant challenges.
In the unfortunate event of such a disruption, we would be compelled to explore alternative options, such as partnering with third-party manufacturers or relocating production to another facility. This transition may entail substantial delays in the manufacturing process and result in increased costs. Consequently, our ability to provide equipment to newly established shops or essential replacement parts for maintenance in existing shops could be compromised in terms of timeliness.
This situation underscores the importance of safeguarding our manufacturing operations to ensure the consistent supply of equipment to support our expanding network of shops and the maintenance requirements of our existing locations.
We have limited suppliers for many of the product components and services that we rely on and any interruption in supply could impair our ability to make and deliver our signature products, adversely affecting our business, financial condition, and results of operations.
While we possess exclusive ownership of the recipes for our glaze flavoring and glaze base, we currently rely on a single supplier for these essential ingredients. Additionally, for our Insomnia Cookies brand, all cookie dough is sourced from a sole supplier. Our dependence on these suppliers exposes us to potential risks, including shortages, supply interruptions, and price fluctuations.
Any disruption in the supply chain of glaze flavoring could have adverse consequences on our ability to produce and deliver our signature products, including the beloved hot Original Glazed doughnut, to our consumers in a timely and competitive manner. Such interruptions could also impact our operational performance. In the event that suitable replacement products cannot be secured promptly, we face the potential loss of revenue resulting from the inability to offer our products and the associated increase in administrative and shipping expenses.

Furthermore, our reliance on a limited number of providers exposes us to heightened risks associated with the distribution networks of these suppliers. Factors such as fuel price increases, labor strikes, organized labor activities, adverse weather conditions, and various unforeseen variables may hinder our providers' capacity to meet our logistical requirements. If we encounter difficulties in sourcing alternative logistical providers, our costs may experience significant escalation. If we are unable to pass on these increased distribution costs to our consumers through higher product prices, it could adversely impact our business, financial health, and operational results.
Our reliance on a single vendor for distribution of materials and supplies in the U.S. and a portion of Canada poses risks to our and our franchisees’ ability to make doughnuts if the vendor fails to provide these materials and supplies per the agreement.
We have established an exclusive distribution partnership with BakeMark, which grants the exclusive rights to BakeMark to distribute ingredients, packaging, and supplies to both Company-owned and franchise shops in certain regions of the U.S. and Canada. However, in the event that BakeMark encounters economic or operational challenges, it could potentially lead to disruptions within our supply chain in the U.S. and Canada.
Finding an alternative distribution channel in a timely manner to mitigate these disruptions and challenges may prove difficult. In some cases, we may need to temporarily halt production at the affected shops until suitable alternative arrangements can be put in place.
Furthermore, the cost of a replacement distribution channel could have implications for the financial performance of these shops. A severe disruption to our BakeMark production has the potential to result in a significant and adverse impact on our overall business, consolidated financial position, results of operations, and cash flows.
Ensuring the reliability and continuity of our supply chain is of utmost importance to safeguard the seamless operation of our shops in the U.S. and Canada, and we actively monitor and assess potential risks in this regard.
Our profitability is sensitive to changes in the cost of raw materials and other commodities.
While we employ forward purchase contracts, futures contracts, and options on such contracts to mitigate the risks associated with commodity price fluctuations, it is important to acknowledge that these contracts may not offer complete protection against commodity price risk, particularly over extended timeframes. Additionally, the portion of our anticipated future commodity requirements covered by such contracts can vary over time.
Among our essential ingredients, three stand out in significance: flour, shortening, and sugar. Furthermore, we procure a substantial quantity of gasoline for our delivery vehicle fleet serving our DFD business, as well as substantial amounts of packaging materials, including our iconic boxes for dozens, half-dozens, and three-packs of doughnuts. Recent years have witnessed notable volatility in the prices of key commodities such as wheat and soybean oil, which constitute the primary components of flour and shortening, respectively. Additionally, the prices of sugar and gasoline have exhibited fluctuations.
While we strive to leverage our market size to secure economies of scale in procurement, it is essential to recognize that effective cost management cannot always be guaranteed. Unfavorable shifts in commodity prices have the potential to impact our profitability, underscoring the importance of ongoing diligence in managing and mitigating these risks.
Risks Related to Regulation and Litigation
We may be subject to litigation that could adversely affect us by increasing our expenses, diverting management attention, or subjecting us to significant monetary damages and other remedies.
Our organization frequently encounters claims or disputes involving various stakeholders, including franchisees, suppliers, employees, customers, government entities, and others. These disputes encompass a wide range of issues, including operational, foreign exchange, tax, franchise, contractual, and employment matters. They may also pertain to diverse areas such as personal injury, franchisee employment, real estate, environmental concerns, tort claims, intellectual property disputes, breaches of contract, data privacy issues, securities litigation, derivative actions, and various other legal matters. Notably, plaintiffs often seek substantial or undetermined amounts in damages, and lawsuits inherently carry uncertainties, some of which are beyond our control.
It is important to note that not all current or former employees may have valid arbitration agreements and waivers of class certification in place, and certain arbitration agreements may not fully protect us from specific claims, particularly in certain states such as California where Private Attorney General Act claims are involved. Additionally, unfavorable rulings or developments may occur in cases unrelated to our direct involvement.
Regardless of the merits of such lawsuits or our ultimate liability or settlement outcomes, legal proceedings can be costly to defend, divert management attention away from our core operations, and potentially impact our financial performance. Furthermore, in cases involving insured claims, a judgment for monetary damages that exceeds our insurance coverage could have adverse implications for our financial position and operational results.
Moreover, any adverse publicity resulting from these allegations may impact our reputation, potentially affecting our operational performance. We remain committed to addressing these challenges diligently and responsibly to safeguard our organization's interests.
Our business may be adversely affected by litigation, regulation and publicity concerning food quality, health, and other issues, which can negatively affect public policy and consumer preferences toward our products.
As a food service business, we acknowledge the potential adverse impacts stemming from litigation, regulatory actions, and consumer or government complaints related to food quality, illness, injuries, health concerns, or operational issues. These concerns may arise from individual shops or a limited number of shops, including those operated by our franchisees. Additionally, they may emerge as we introduce new products or expand distribution channels, such as our DFD business channels.
It is important to note that class action lawsuits have been filed against various food service businesses, including quick-service restaurants. These lawsuits may allege, among other things, the failure to disclose health risks associated with high-fat foods and marketing practices that encourage obesity. Given that one of our core competitive advantages lies in the taste and quality of our doughnuts and indulgent products, adverse publicity or regulations related to food quality or similar concerns have a more pronounced impact on our business compared to food service businesses that primarily compete on other factors.
Furthermore, in the event that such lawsuits or claims result in unfavorable judgments or due to litigation costs, regardless of the final outcome, we may face significant liabilities. We remain committed to upholding our reputation for taste and quality while diligently addressing these potential challenges and complying with regulations to ensure the satisfaction and safety of our consumers.
We are subject to franchise laws and regulations that govern our status as a franchisor and regulate some aspects of our franchise relationships. Our ability to develop new franchised shops and to enforce contractual rights against franchisees may be adversely affected by these laws and regulations, which could cause our franchise revenues to decline.
As a franchisor, we operate within the regulatory framework established by the Federal Trade Commission and domestic and foreign laws governing the offer and sale of franchises. The importance of adhering to these regulations cannot be overstated, as any failure to obtain or maintain approvals for offering franchises could result in the loss of potential franchise revenues and revenues generated through our Market Development segment.
Furthermore, it is essential to recognize that both domestic and foreign laws not only oversee the procedural aspects of offering franchises but also regulate substantive aspects of our relationships with franchisees. These laws may impose limitations on our ability to terminate or effectively resolve conflicts with our franchisees. Compliance with these regulations is integral to the successful operation of our franchising business model and the maintenance of harmonious relationships with our franchisees.
Healthcare legislation and other potential employment legislation could adversely affect our business, financial condition, and results of operations.
We anticipate that federal legislation concerning mandated health benefits and potential minimum wage regulations will lead to increased costs for both our organization and our domestic franchisees. Over recent years, several states have already raised their minimum wage rates, and there is mounting pressure for similar increases on a federal level. Additionally, for employees whose compensation is set above but tied to the applicable minimum wage, further hikes in the minimum wage could result in higher labor expenses. These cost increases may also be influenced by inflationary pressures and potential labor market shortages.
Our relationships with employees are governed by various federal and state labor laws, which play a pivotal role in shaping our operational costs. These laws encompass aspects such as employee classifications as exempt or non-exempt, minimum wage stipulations, unemployment tax rates, workers' compensation rates, overtime regulations, family leave policies, safety standards, payroll taxes, citizenship requirements, and other wage and benefit prerequisites for employees classified as non-exempt.
The future trajectory of government regulations in these areas remains uncertain, and we may be subject to substantial changes or reforms stemming from legislative initiatives related to labor laws, healthcare laws, or other regulations impacting our labor costs. The imposition of additional government regulations may introduce heightened compliance costs, and noncompliance with these regulations could potentially lead to litigation.
Considering these factors, in combination with other potential increases in labor expenses, there is a possibility of material adverse effects on our business, financial condition, and operational results. We remain vigilant in monitoring developments in labor-related legislation to adapt and comply accordingly.
Our annual effective income tax rate can change materially as a result of changes in our geographic mix of U.S. and foreign earnings and other factors, including changes in tax laws and changes made by regulatory authorities.
We are subject to federal, state, and local income taxes both in the U.S. and in foreign jurisdictions. The impact of potential changes in tax laws on our future effective tax rates and the value of our deferred tax assets remains uncertain and has not been fully determined. Additionally, our income tax returns are subject to examination by the Internal Revenue Service and other tax authorities. While we have taken appropriate measures to provision for taxes in the jurisdictions where we operate, alterations in tax laws or challenges from tax authorities based on existing tax laws could have adverse repercussions on our business, financial condition, and operational results.
Our overall effective income tax rate is calculated as our total tax expense relative to total earnings before tax. It is important to note that income tax expense and benefits are recognized on a jurisdictional or legal entity basis, rather than on a global scale. Losses incurred in one jurisdiction may not be used to offset profits in other jurisdictions, potentially resulting in an increase in our overall tax rate. Changes in the distribution of earnings (or losses) among different jurisdictions and the assumptions employed in calculating income taxes, among other factors, can exert a significant influence on our overall effective income tax rate. Furthermore, adjustments to tax laws and modifications made by regulatory authorities have the potential to significantly impact our overall effective income tax rate. For example, member countries of the Organization for Economic Co-operation and Development have enacted or are in the process of enacting legislation related to the implementation of a global minimum tax rate of 15% as early as 2024. As legislation becomes effective in countries in which we do business, our taxes could increase and negatively impact our effective tax rate. Additionally, the cost of complying with new legislation could negatively impact our results.
The full realization of our deferred tax assets may be affected by a number of factors, including future earnings and the feasibility of ongoing planning strategies.
We hold deferred tax assets, encompassing federal, state, and foreign net operating loss carryforwards, accruals not yet deductible for tax purposes, tax credits, and other items. We have established valuation allowances, reducing the deferred tax assets associated with U.S. federal tax credits, as well as foreign and state and local net operating loss carryforwards, to an amount deemed more likely than not to be realized. The realization of these deferred tax assets hinges on our ability to generate future taxable income within each respective jurisdiction during the periods when these temporary differences reverse, or our capability to carry back any losses resulting from the deduction of these temporary differences.
It is essential to acknowledge that our existing deferred tax assets and tax credits could potentially expire or become unavailable to offset future income tax liabilities due to legal or regulatory changes. Such changes may include suspension on the use of deferred tax assets and tax credits imposed by certain jurisdictions, possibly with retroactive effects. For instance, during the COVID-19 pandemic, Illinois temporarily suspended the use of specific net operating losses and tax credits to offset revenue losses. Similar limitations on certain deferred tax assets and tax credits could be enforced by other jurisdictions.
We anticipate realizing these deferred tax assets over an extended period. However, if we encounter challenges in generating sufficient future taxable income in the U.S. and/or certain foreign jurisdictions, or if there is a significant alteration in the timeframe within which the underlying temporary differences become taxable or deductible, we may be compelled to augment our valuation allowances against our deferred tax assets. Such an adjustment could lead to an increase in our effective tax rate. We remain diligent in managing these considerations to optimize our financial position.

Risks Related to Our Intellectual Property
Our failure or inability to obtain, maintain, protect, and enforce our trademarks or other intellectual property could adversely affect our business and the value of our brands.
We possess common-law trademark rights in the U.S., complemented by numerous trademark and service mark registrations both domestically and internationally. Our intellectual property portfolio encompasses ingredient formulas, trademarks, copyrights, patents, business processes, and other valuable trade secrets. We view our trademarks and other intellectual property rights as integral to our success and competitive positioning. To safeguard these assets, we rely on a comprehensive strategy encompassing legal protections offered by trademark registrations, contracts, copyrights, patents, and common law rights, such as protections against unfair competition, passing off, and trade secret violations.
Despite our proactive efforts to secure, maintain, safeguard, and enforce our trademarks, service marks, and other intellectual property rights, there can be no absolute guarantee that these protections will be universally applicable. Challenges such as potential infringements, challenges to validity, declarations of generic status, circumvention, or violations may arise. Furthermore, the effectiveness of intellectual property protection may vary across countries where our brands have existing or potential shops or facilities. The intellectual property laws of certain foreign countries may not provide the same level of protection as those in the U.S.
We acknowledge the possibility that the measures we have implemented to safeguard our intellectual property, along with the available legal protections, may not always prove sufficient. Additionally, it is not assured that our franchisees will consistently uphold the quality of goods and services under our brand trademarks or consistently adhere to the guidelines we establish for preserving our brand's intellectual property rights. The defense and enforcement of our trademarks and other intellectual property could entail substantial resource allocation and potentially impact our business, reputation, financial standing, and operational results.
Furthermore, our brands may become targets of infringement claims, potentially impacting the use of specific names, trademarks, or proprietary knowledge, recipes, and trade secrets integral to our business. The defense against such claims can be costly, and in some cases, it may lead to restrictions on our use of proprietary information in the future or require the payment of damages, royalties, or other fees for the continued use of such proprietary information. Any of these outcomes has the potential to exert a negative influence on our business, reputation, financial condition, and operational results. We remain vigilant in protecting and managing our intellectual property assets.
Loss of our trade secret recipes could adversely affect our sales.
Our competitive advantage is significantly driven by the fact that our doughnut recipes and formulations are closely guarded trade secrets. While we take reasonable precautions to protect these trade secrets, any inadvertent disclosure to competitors could potentially have a substantial adverse impact on our competitive standing. It is essential to acknowledge that safeguarding trade secrets can be a complex endeavor.
To fortify the protection of our trade secrets and proprietary knowledge, we engage in the practice of entering into non-disclosure and confidentiality agreements with individuals and entities who may have access to this confidential information. This includes our employees, corporate collaborators, external contractors, consultants, advisors, and other third parties. However, we cannot guarantee that such agreements have been established with every relevant party, and there exists the possibility that any of these parties may breach these agreements, thereby divulging our proprietary information. Furthermore, pursuing legal action against a party alleged to have unlawfully disclosed or misappropriated a trade secret is a challenging, costly, and time-consuming process with an uncertain outcome.
Moreover, it is feasible that others may independently discover our trade secrets and confidential information. In such instances, we would be unable to assert any trade secret rights against these parties. We remain vigilant in our efforts to protect our trade secrets, recognizing the critical role they play in maintaining our competitive edge.
Risks Related to Macroeconomic Conditions
Adverse economic conditions or disruptions in the markets where we operate could adversely impact our business, results of operations, and financial condition.
Unfavorable economic circumstances or market disturbances within the regions where we and our franchisees conduct business have the potential to lead to higher unemployment rates, shortages in the labor market, inflationary pressures, and a decrease in consumer confidence and spending. Our products fall into the category of indulgences, making them particularly sensitive to shifts in discretionary spending patterns. In the event of such adverse conditions, our consumers may find themselves with reduced disposable income, leading to potential reductions in their consumption of our products.
It is crucial to acknowledge that government interventions in response to economic disruptions do not always guarantee the restoration of consumer confidence. Prolonged disruptions in both domestic and global economies have the potential to exert adverse effects on our business, financial performance, and overall financial health. We remain vigilant in monitoring economic developments and their potential impact on our operations.
Risks Related to Crises, Catastrophic Events, and Business Continuity
Public health outbreaks, epidemics, or pandemics, including the global COVID-19 outbreak, have disrupted and may continue to disrupt, our business, and could materially affect our business, financial condition, and results of operations.
Health epidemics or pandemics can have detrimental effects on consumer spending, confidence levels, supply chain availability, and associated costs within the markets where we and our franchisees operate. These factors can collectively influence our business, financial standing, and operational results. A notable instance of this was the global spread of the COVID-19 epidemic in recent years, which disrupted global health, economic conditions, consumer behaviors, and food service operations.
While we have implemented measures to address significant public health risks on a large scale, we acknowledge the potential for future outbreaks to impact our shops and other facilities. Such outbreaks may result in a substantial portion of our workforce or the workforce of our business partners being unable to work.
Furthermore, our business is influenced by shifting consumer preferences and perceptions. Concerns regarding virus transmission have prompted employees and guests to avoid congregating in public places, leading to adverse effects on guest traffic at our locations and the ability to adequately staff our shops. The COVID-19 pandemic has triggered changes in consumer behaviors, some of which may endure or continue evolving even after the pandemic subsides. These shifts have already had and may continue to exert negative impacts on consumer traffic and the sales of both our Company-owned and franchisee-operated shops. We remain attentive to evolving consumer trends and their potential implications for our business and operational performance.
Adverse weather conditions could adversely affect our business.
Unfavorable weather conditions have the potential to affect guest traffic at our Company-owned and franchisee-operated shops. In more extreme scenarios, such as hurricanes, tornadoes, flooding, or other natural disasters, which may be exacerbated by the effects of climate change, temporary shop closures may become necessary, sometimes for extended durations. Such closures would invariably have an adverse impact on our shop sales.
Moreover, fluctuations in weather patterns can lead to construction delays, disruptions in the availability of utilities, and potential shortages or interruptions in the supply of food items and other essential supplies. These developments have the potential to increase our operational costs and pose challenges to our supply chain. We remain vigilant in monitoring weather-related risks and their potential consequences for our business operations.
Risks Related to Responsibility Matters
We may be affected by matters related to environmental, social, and governance (“Responsibility”) trends and events, including governmental regulation and supply chain disruptions, that may adversely impact our business.
Furthermore, the growing emphasis on Responsibility considerations by consumers, investors, governmental authorities, and various stakeholders may impact our operations and compliance obligations. Responsibility encompasses a broad spectrum of factors, including climate change, greenhouse gas emissions, packaging and waste management, human rights, sustainable supply chain practices, animal welfare, deforestation, and responsible use of land, energy, and water resources. Recent years have seen the introduction of disclosure requirements by entities such as the U.S. Congress, the U.S. Securities and Exchange Commission, the European Union, and the Nasdaq stock exchange, which either have already prompted or may in the future encourage or mandate us to adopt new practices for managing and reporting on Responsibility-related risks. The evolving nature and complexity of these rules and regulations render compliance more challenging and uncertain. Consequently, these changing regulatory frameworks, together with evolving stakeholder expectations, have led to increased general and administrative expenses and have necessitated greater management time and attention dedicated to achieving compliance and meeting these standards.

Moreover, as part of our commitment to making a positive global impact, we have established specific commitments, targets, and goals related to Responsibility concerns. We are also evaluating opportunities to expand these commitments further. It is important to note that our competitors may not share a similar level of ambition in setting environmental or sustainability objectives, potentially leading to lower supply chain and operational costs for them. We may choose to communicate these commitments, targets, and goals through public disclosures. Nevertheless, our ability to meet these commitments and navigate the associated risks is subject to various external factors and uncertainties, many of which are beyond our control. If we are not successful, or if we are perceived as ineffective, in achieving our Responsibility strategy or in mitigating Responsibility-related risks to our business, we could be exposed to market, operational, reputational, and execution challenges and costs.
Risks Related to an Investment in Us
Certain provisions of Delaware Law, the Investors’ Rights Agreement, our certificate of incorporation, and our bylaws could hinder, delay, or prevent a change in control of us, which could adversely affect the price of our common stock.
Several provisions within Delaware Law, our certificate of incorporation, and our bylaws are designed to create obstacles for third-party acquisition attempts without the consent of our Board of Directors or JAB Holdings B.V. ("JAB"), our largest beneficial shareholder.
As a Delaware corporation, we are subject to Delaware General Corporation Law, particularly Section 203, which restricts certain shareholders owning over 15% of our outstanding common stock (referred to as "interested shareholders") from engaging in specific business combinations without approval from at least two-thirds of our outstanding common stock not held by the interested shareholder.
Moreover, JAB wields substantial voting power over shares of our common stock eligible to vote in director elections and other shareholder votes through its affiliate, potentially influencing outcomes significantly.
Additionally, our certificate of incorporation grants our Board of Directors the authority to issue preferred stock at their discretion, without the need for shareholder approval. This flexibility extends to the issuance of authorized but unissued shares of our common stock. These provisions can complicate and protract the process of replacing incumbent directors.
These measures collectively serve as deterrents, potentially making it costly and challenging for a third party to initiate a tender offer, execute a change in control, or attempt a takeover that faces opposition from JAB, our management, or our Board of Directors. Public shareholders interested in participating in such transactions may find it difficult to do so, even if the deal would be beneficial for shareholders. Ultimately, these anti-takeover provisions could significantly hinder public shareholders' ability to realize benefits from a change in control or alterations in our management and Board of Directors, potentially impacting the market price of our common stock and the opportunity to secure any potential change of control premium.
Under the Investors' Rights Agreement with JAB, they have specific rights to access certain Company information, which JAB is obligated to treat as confidential. This information includes management's monthly financial review reports, consolidated financial results for each fiscal quarter, and other information reasonably requested by JAB. Given these rights and JAB's representation on our Board of Directors, JAB enjoys privileged access to our management and early insights into our financial results compared to our other investors. Although JAB must adhere to relevant U.S. securities laws governing the trading of our securities while in possession of material non-public information, it will still have a more comprehensive understanding of our business and financial condition than individual shareholders for as long as its information rights persist under the Investors' Rights Agreement.
If the ownership of our common stock continues to be highly concentrated, it may prevent shareholders from influencing significant corporate decisions and may result in conflicts of interest.
As of December 31, 2023, JAB held approximately 45% of our common stock through its affiliate, conferring upon it significant influence over crucial matters requiring shareholder approval. This influence extends to decisions such as electing directors, facilitating mergers, consolidations, and acquisitions, disposing of substantial assets, and shaping our capital structure. Additionally, JAB possesses the authority to amend our certificate of incorporation and bylaws, and influence our winding up and dissolution procedures.
This level of concentrated ownership could potentially lead to delays, deterrents, or the prevention of actions that may be favored by our other shareholders. It is important to note that JAB's interests may not always align with those of our broader shareholder base. Furthermore, this concentration of ownership has the potential to hinder or discourage any attempts at a change in control of our Company.

The concentration of voting power could also impact shareholders by limiting the opportunity to receive a premium for their common stock shares in the event of a sale of the Company, which, in turn, may affect the market price of our common stock. JAB might also seek to push us in directions that it deems beneficial for its own investment but could carry risks for other shareholders or negatively impact our Company and its stakeholders.
As a result, there is a possibility that the market price of our common stock could decline, or shareholders may not receive a premium above the prevailing market price in the event of a change in control. Furthermore, this concentration of share ownership might be viewed negatively by investors, potentially affecting the trading price of our common stock, as some may perceive drawbacks in owning shares in a company heavily influenced by a few significant shareholders.
The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.
JAB's affiliate may possess the capability to sell the Company's common stock shares they hold to the public markets, following the stipulations outlined in Rule 144. The substantial sale of our shares by JAB's affiliate, or the mere anticipation of such sales, could potentially exert a significant downward pressure on the market price of our common stock. A decrease in the value of our common stock could hinder our capacity to raise capital through the issuance of additional common stock or other equity securities.
We may be unable to pay dividends on our common stock.
We plan to distribute cash dividends to our common stockholders on a quarterly basis, contingent upon the discretion of our Board of Directors and our adherence to applicable regulations. The decision to declare dividends will be influenced by a range of factors, including our financial performance, capital needs, business prospects, legal requirements, contractual obligations, restrictions imposed by applicable laws, and other relevant considerations, all of which will be evaluated by our Board of Directors.
Furthermore, our capacity to pay dividends may be constrained by the terms outlined in our existing debt agreements or any future debt or preferred equity securities we may undertake. It is important to recognize that our dividend policy carries inherent risks and constraints, particularly regarding our available liquidity. When we opt to distribute cash dividends instead of reinvesting those funds in our operations or repaying outstanding debts, we run the risk of impeding our business expansion, potentially facing liquidity challenges, or limiting our ability to secure additional financing.
Our Board of Directors will regularly assess the cash generated from our operations and the capital requirements necessary to support our growth strategies. Based on this evaluation, they may decide to modify the amount of regular dividends and may also consider declaring periodic special dividends. However, it is essential to note that there is no guarantee that our Board of Directors will not make adjustments to the timing or amount of regular cash dividends or decide to discontinue dividend payments altogether.
We have incurred significant indebtedness, which could adversely affect us, including decreasing our business flexibility and increasing our interest expense.
Our Company bears a substantial burden of indebtedness, which carries potential adverse consequences, such as constraining our operational flexibility and elevating our interest expenses. This indebtedness has the potential to limit the funds available for critical aspects of our business, including working capital, capital expenditures, acquisitions, and fulfilling our obligation to repay or refinance maturing debt, in addition to other general corporate requirements. Furthermore, it places us at a competitive disadvantage relative to companies with lower levels of debt. If our financial performance falls short of current expectations, servicing our debt could become challenging.
Additionally, there is the possibility that we may incur additional indebtedness, guarantees, commitments, or liabilities in the future. The need for refinancing, in part or in full, of our existing indebtedness before maturity is a distinct possibility. There is no guarantee that we will be able to secure refinancing on favorable terms, if at all. Should our business fail to generate sufficient cash flow from operations or if we encounter difficulty securing future debt or equity financing on acceptable terms and in sufficient amounts to meet our debt obligations or address other liquidity requirements, our financial health and operational results may suffer.
Moreover, credit rating agencies assess our creditworthiness by considering our capital structure, financial policies, as well as our financial position and operating results at the time. A downgrade in our credit ratings could occur due to changes in our capital structure, shifts in the methodology used by credit rating agencies to evaluate our creditworthiness, their perceptions of credit market conditions impacting our current or future financial position, or other factors. Such a downgrade could lead to increased borrowing costs. Furthermore, a significant credit rating downgrade may reduce financial institutions' willingness to participate in our vendor finance programs and diminish their attractiveness to suppliers who may seek to sell payment obligations to financial institutions. Additionally, a significant credit rating downgrade might restrict our business's flexibility to engage in certain transactions, including the execution and renewal of specific leases.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We have processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems. These include a wide variety of mechanisms, controls, technologies, methods, systems, and other processes that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting the data. The data include confidential, proprietary, and business and personal information that we collect, process, store, and transmit as part of our business, including on behalf of third parties. We also maintain a third-party security program to identify, prioritize, assess, mitigate and remediate third-party risks; however, we rely on the third parties we use to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.
As part of our risk management process, we conduct application security assessments, vulnerability management, penetration testing, security audits, and ongoing risk assessments. We also maintain a variety of incident response plans that are utilized when incidents are detected. Our incident response plans coordinate the activities that we and our third-party cybersecurity provider take to prepare to respond and recover from cybersecurity incidents, which include processes to triage, assess severity, investigate, escalate, contain, and remediate an incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. We require employees with access to information systems, including all corporate employees, to undertake data protection and cybersecurity training and compliance programs periodically.
Our systems periodically experience directed attacks intended to lead to interruptions and delays in our operations as well as loss, misuse or theft of personal information (of third parties, employees, and our members) and other data, confidential information, or intellectual property. Risk from cybersecurity threats, including relating to past incidents, have not materially affected our systems or business. Any significant disruption to our operations or access to our systems could adversely affect our business and results of operations. Further, a penetration of our systems or a third party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation, and reputation risk, which could have a negative effect on our business, financial condition and results of operations. See "Risk Factors - Risks Related to Cybersecurity, Data Privacy, and Information Technology.”
The Chief Information Officer (“CIO”) leads our global information security organization responsible for overseeing the Company’s information security program. Our CIO has over 25 years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other public companies. Team members who support our information security program have relevant educational and industry experience, including holding similar positions at large technology companies. The teams provide regular reports to senior management and other relevant teams on various cybersecurity threats, assessments, and findings.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. The Audit Committee of the Board of Directors oversees our annual enterprise risk assessment, where we assess key risks within the Company, including security and technology risks and cybersecurity threats. The Audit Committee also oversees our cybersecurity risk and receives regular reports from our CIO on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance.

Item 2. Properties
The material properties used by Krispy Kreme, Inc. in connection with its manufacturing, warehousing, distribution, and corporate administrative operations, serving all segments, are as follows:

Location	Approximate Size in Square Feet	Purpose	Type
Winston-Salem, NC	107,000	Mix Production Plant and Distribution	Leased
Winston-Salem, NC	101,710	Equipment Manufacturing Facility	Owned
Charlotte, NC	31,776	Corporate Administrative	Leased
In the U.S., we operate four Doughnut Factories located in Indianapolis, Indiana, Monroe, Ohio, New York, New York, and Fort Lauderdale, Florida. Internationally, for our equity markets, we operate 14 Doughnut Factories. Each Doughnut Factory manufactures daily to provide finished products to shops and to support our DFD routes. The majority of our Doughnut Factories are leased.
Additionally, as of December 31, 2023, Krispy Kreme, Inc. had 1,093 Company-owned shops globally, a majority of which are leased. We also lease space in various locations globally for regional, district, and other administrative offices, training facilities, and storage.
We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.
Item 3. Legal Proceedings
In the ordinary course of conducting our business, we have in the past and may in the future become involved in various legal actions and other claims. We may also become involved in other judicial, regulatory, and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Some of these matters may involve claims of substantial amounts. These legal proceedings may be subject to many uncertainties and there can be no assurance of the outcome of any individual proceedings. See Note 15, Commitments and Contingencies, to the audited Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for information regarding certain legal proceedings in which we are involved.
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
Holders
The approximate number of shareholders of record of our common stock as of February 15, 2024, was 213. This does not include persons whose stock is in nominee or “street name” accounts through brokers.
Dividend Policy
For the fiscal quarters ending April 2, 2023, July 2, 2023, October 1, 2023, and December 31, 2023, we paid quarterly cash dividends on our common stock of $0.035 per share, which were paid in May 2023, August 2023, November 2023, and February 2024, respectively. We expect to pay a dividend after the close of each quarter.
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
Issuer Purchases of Equity Securities
Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, as amended, or through privately negotiated transactions. The timing, manner, price, and amount of repurchases will be determined at our discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. As of December 31, 2023, all outstanding shares remained available for repurchase under current authorizations.
Performance Graph
The following graph depicts the total return to shareholders from the IPO on July 1, 2021 through our fiscal year end date of December 31, 2023, relative to the performance of the Russell 2000 Index, the NASDAQ Composite Index, and the Standard & Poor’s Consumer Discretionary Sector. All indices shown in the graph have been reset to a base of 100 as of July 1, 2021 and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

$120
$110
$100
$90
$80
$70
$60
$50
07/01/21
01/02/22
01/01/23
12/31/23
Krispy Kreme, Inc.
Russell 2000
NASDAQ Composite
S&P Consumer Discretionary

	July 1, 2021	January 2, 2022	January 1, 2023	December 31, 2023
Krispy Kreme, Inc.	$100.00	$111.29	$60.71	$88.76
Russell 2000	100.00	96.39	75.61	87.02
NASDAQ Composite	100.00	107.73	72.07	103.37
S&P Consumer Discretionary	100.00	112.01	69.92	98.61
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This section of the Annual Report on Form 10-K generally discusses fiscal 2023 and fiscal 2022 items and year-to-year comparisons of fiscal 2023 to fiscal 2022. Discussions of fiscal 2021 items and year-to-year comparisons of fiscal 2022 and fiscal 2021 are not included in this Annual Report on Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 1, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. The words “believe,” “may,” “could,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Such forward-looking statements are based on certain assumptions and estimates that we consider reasonable but are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial conditions, business, prospects, growth strategy and liquidity. Accordingly, there are, or will be, important factors that could cause our actual results to differ materially from those indicated in these statements including, without limitation, those described under the heading “Risk Factors” in this Annual Report on Form 10-K. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results could differ materially from the forward-looking statements included herein. These forward-looking statements are made only as of the date of this document, and we do not undertake any obligation, other than as may be required by applicable law, to update or revise any forward-looking or cautionary statement to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise.
General
Krispy Kreme is one of the most beloved and well-known sweet treat brands in the world. Krispy Kreme operates in 39 countries with our transformational omni-channel strategy, which focuses on delivering fresh doughnuts such as our iconic Original Glazed doughnut, which is universally recognized for its hot-off-the-line, melt-in-your-mouth experience, to where our consumers are located and want to have access to them. Global Points of Access are a key metric and we define them as our unique network of fresh Doughnut Shops, partnerships with leading retailers (DFD Doors), and a rapidly growing Ecommerce and delivery business. Our purpose of touching and enhancing lives through the joy that is Krispy Kreme guides how we operate every day and is reflected in the love we have for our people, our communities, and the planet.
We operate and report financial information on a 52 or 53-week fiscal year ending on the Sunday closest to December 31. Fiscal year 2023 reflects our results of operations for the 52-week period ended December 31, 2023. Fiscal year 2022 reflects our results of operations for the 52-week period ended January 1, 2023.
We conduct our business through the following three reported segments:
•U.S.: Includes all our Company-owned operations in the U.S., including our Krispy Kreme-branded shops and Insomnia Cookies Bakeries, DFD, and the recently exited Branded Sweet Treats business;
•International: Includes all our Krispy Kreme Company-owned operations in the U.K., Ireland, Australia, New Zealand and Mexico; and
•Market Development: Includes franchise operations across the globe, as well as the Company-owned operations in Japan and Canada.
The following table presents a summary of our financial results for the periods presented:

	Fiscal Years Ended
(in thousands, except percentages)	December 31, 2023 (52 weeks)	January 1, 2023 (52 weeks)	% Change
Net Revenues (1)	$1,686,104	$1,529,898	10.2%
Net Loss Attributable to Krispy Kreme, Inc.	(37,925)	(15,622)	-142.8%
Adjusted Net Income, Diluted (2)	46,182	49,611	-6.9%
Adjusted EBITDA (2)	211,624	190,729	11.0%
(1)We generated 12.2% and 12.1% organic revenue growth in fiscal 2023 and fiscal 2022, respectively.

(2)Refer to “Key Performance Indicators and Non-GAAP Measures” below for more information as to how we define and calculate Adjusted EBITDA and Adjusted Net Income, Diluted and for a reconciliation of Adjusted EBITDA and Adjusted Net Income, Diluted to net loss, the most comparable GAAP measure.
Significant Events and Transactions
Executing on our Omni-Channel Strategy
We made strong progress on the execution of our omni-channel strategy in fiscal 2023, as we continue to add quality Global Points of Access across our network and convert markets into fully implemented Hub and Spoke models (refer to “Key Performance Indicators and Non-GAAP Measures” below for more information as to how we define the Hub and Spoke model). We added a net total of 2,310 new Global Points of Access in fiscal 2023 to reach 14,147 Global Points of Access. The primary driver of the increased Points of Access during the year was the continued expansion of our DFD network in alignment with our transformation strategy, as we added 2,068 DFD Doors globally, including 1,079 DFD Doors to the U.S. segment, 661 to the International segment, and 328 to the Market Development segment. The increase in DFD Doors is the result of our focus on executing our omni-channel strategy to drive our transformation, and includes expansion with key customers during the year. We expect DFD growth to continue to be one of our most significant drivers of earnings growth, through both increased door count and growth in average revenue per door per week (“APD”), which rose by 10.2% in the U.S. in fiscal 2023 compared to fiscal 2022. The increase in Points of Access and the strong growth in APD in the U.S. led to our trailing four quarters Sales per Hub increasing by 8.9% from $4.5 million in fiscal 2022 to a record high $4.9 million in fiscal 2023. The increase in our Sales per Hub contributed to U.S. segment organic revenue growth of 12.6% and Adjusted EBITDA margin expansion of 80 basis points to 11.9% in fiscal 2023. Our goal is to continue to grow our Sales per Hub over time, which we believe will drive higher margins and higher return on invested capital.
In addition to grocery and convenience stores, we are also testing additional DFD channels such as QSR, club membership, and drug stores to further broaden availability of our doughnuts to consumers. As previously announced, we launched a partnership with McDonald’s on a small-scale test to offer doughnuts at McDonald’s restaurants in Louisville, Kentucky and the surrounding area, which began in October 2022. While nothing has been finalized, we are in advanced discussions about expanding the collaboration and are making investments in the U.S. that reflect our confidence in further scaling our DFD network. We have also recently begun small-scale tests with other customers such as Costco in international markets. We continue to look for new ways to increase access to fresh doughnuts through our DFD network – a key element of our omni-channel strategy to attain more than 75,000 Global Points of Access.
Growing Our Global Presence
Another key strategic initiative on our journey to become the Most Loved Sweet Treat Brand in the World is to increase our global presence, focusing on the percentage of our revenues and Adjusted EBITDA generated outside the U.S. We met our goal to establish the Krispy Kreme brand in at least five new countries in fiscal 2023, which included our first expansion to continental Europe and central Asia. In total, we opened shops in seven new countries: Chile, Costa Rica, Ecuador, France, Jamaica, Kazakhstan, and Switzerland. In addition, the Insomnia Cookies brand expanded outside of the U.S. for the first time, with Cookie Bakery openings in Canada and the U.K. during the year. We expect to have further announcements in fiscal 2024 as we grow our global business.
Ecommerce, Brand, and Innovation
Ecommerce represented 19.3% of our Doughnut and Cookie Bakery sales (excluding DFD) for fiscal 2023, up from 18.0% for fiscal 2022, and 17.2% for fiscal 2021. We continue to expand the delivery radius in several key markets around the world through partnerships with third-party aggregators.
Innovation is a significant driver of frequency as we create and introduce premium and buzz-worthy offerings to consumers across our Global Points of Access. During the fourth quarter of fiscal 2023 we delivered the joy that is Krispy Kreme through powerful specialty doughnuts and seasonal activations including Halloween, Thanksgiving, and Christmas among many others around the world.

Krispy Kreme
DOUGHNUTS
KRISPY
Christmas
Edición Limitada

Chile

elf
Collection

United States

2-25
Dic
Krispy Kreme
DOUGHNUTS
CHOCOLATE
IT'S COMING TO
Town
KitKat

Costa Rica

Krispy Kreme
DOUGHNUTS
Krispy Krismas

Dominican Republic

Holiday
Light Up the HOLIDAYS
Krispy Kreme

South Africa

South Korea

Krispy Kreme
DOUGHNUTS
ELF
elf
AMIGO DE NIEVE
LUCES NAVIDEÑAS
La época para disfrutar de
MÁGICAS AVENTURAS
Vigencia del 06 de noviembre al 31 de diciembre de 2023. Sujeto a disponibilidad. La imagen del producto puede variar.

México

Exiting the Branded Sweet Treats Business
During the first quarter of fiscal 2023, we decided to exit our pre-packaged Branded Sweet Treats business due in part to its dilutive impact on profit margins, as well as to allow us to focus on our fresh doughnuts business. In fiscal 2022, the Branded Sweet Treats business generated approximately $36 million revenues and had a dilutive impact on Adjusted EBITDA margins. As a result, we discontinued production at our Concord, North Carolina and Winston-Salem, North Carolina manufacturing facilities. As such, we recognized non-recurring expenses, including property, plant and equipment impairments, inventory write-offs, employee severance, and other related costs, totaling approximately $17.9 million (gross of income taxes) in fiscal 2023.
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

The following table presents our Global Points of Access, by segment and type, as of the end of fiscal 2023, fiscal 2022, and fiscal 2021:

	Global Points of Access (1)
	Fiscal Years Ended
	December 31, 2023	January 1, 2023	January 2, 2022
U.S.: (2)
Hot Light Theater Shops	229	234	237
Fresh Shops	70	62	60
Cookie Bakeries	265	231	210
Carts, Food Trucks, and Other (3)	—	—	2
DFD Doors (5)	6,808	5,729	5,204
Total	7,372	6,256	5,713
International:
Hot Light Theater Shops	35	37	32
Fresh Shops	413	388	370
Carts, Food Trucks, and Other (3)	16	14	1
DFD Doors	3,693	3,032	2,488
Total	4,157	3,471	2,891
Market Development: (4)
Hot Light Theater Shops	125	115	113
Fresh Shops	1,038	873	788
Cookie Bakeries	2	—	—
Carts, Food Trucks, and Other (3)	30	27	31
DFD Doors	1,423	1,095	891
Total	2,618	2,110	1,823
Total Global Points of Access (as defined)	14,147	11,837	10,427
Total Hot Light Theater Shops	389	386	382
Total Fresh Shops	1,521	1,323	1,218
Total Cookie Bakeries	267	231	210
Total Shops	2,177	1,940	1,810
Total Carts, Food Trucks, and Other	46	41	34
Total DFD Doors	11,924	9,856	8,583
Total Global Points of Access (as defined)	14,147	11,837	10,427
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
(4)Includes locations in Japan and Canada, which are Company-owned. All remaining Points of Access in the Market Development segment relate to our franchise business. As of December 31, 2023, there were five Hot Light Theater Shops, 61 Fresh Shops, and 241 DFD Doors operating in Japan and four Hot Light Theater Shops, nine Fresh Shops, and 43 DFD Doors operating in Canada. As of January 1, 2023, there were five Hot Light Theater Shops, 54 Fresh Shops, and 166 DFD Doors operating in Japan and four Hot Light Theater Shops, six Fresh Shops, and 12 DFD Doors operating in Canada.
(5)Includes over 160 McDonald’s test shops located in Louisville and Lexington, Kentucky and the surrounding area as of December 31, 2023.

As of December 31, 2023, we had 14,147 Global Points of Access, with 2,177 Krispy Kreme and Insomnia Cookies branded shops, 46 Carts and Food Trucks, and 11,924 DFD Doors. During fiscal 2023, we added a net 2,310 Global Points of Access, with a net 237 additional shops globally, including three Hot Light Theater Shops, 198 Fresh Shops, and 36 Insomnia Cookie Bakeries. Hot Light Theater Shop openings during the year included expansion in Atlanta, Georgia, Mayfield Heights, Ohio, and Temecula, California for the U.S. segment, and Torreón, Mexico and Chihuahua, Mexico for the International segment. We also continued to grow our international presence as we expanded into seven new countries in the Market Development segment: Chile, Costa Rica, Ecuador, France, Jamaica, Kazakhstan, and Switzerland. In addition, the Insomnia Cookies brand expanded outside of the U.S. for the first time, with Cookie Bakery openings in Canada and the U.K. during the year. The growth for the U.S. segment was offset some by the strategic exit of certain Hot Light Theater Shops in connection with our shop optimization program centered on Hubs without Spokes.
We added a net 2,068 new DFD Doors during the fiscal year as we continue to focus on the expansion of our Hub and Spoke model and our expansion into QSR channels. We plan to continue adding new locations and expanding our Ecommerce and delivery platform in order to extend the availability of and access to our products. We are excited about our continued collaboration with McDonald’s, which we believe has validated the attractiveness of the QSR channel. While nothing has been finalized, we are in advanced discussions about expanding the collaboration and are making investments in the U.S. that reflect our confidence in further scaling our DFD network.
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
The following table presents our Hubs, by segment and type, as of the end of fiscal 2023, fiscal 2022, and fiscal 2021, respectively:

	Hubs
	Fiscal Years Ended
	December 31, 2023	January 1, 2023	January 2, 2022
U.S.:
Hot Light Theater Shops (1)	220	228	234
Doughnut Factories	4	4	4
Total	224	232	238
Hubs with Spokes	149	133	123
Hubs without Spokes	75	99	115
International:
Hot Light Theater Shops (1)	30	28	25
Doughnut Factories	11	11	11
Total	41	39	36
Hubs with Spokes	41	39	36
Market Development:
Hot Light Theater Shops (1)	118	110	110
Doughnut Factories	26	27	27
Total	144	137	137
Total Hubs	409	408	411
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
These non-GAAP financial measures are not universally consistent calculations, limiting their usefulness as comparative measures. Other companies may calculate similarly titled financial measures differently than we do or may not calculate them at all. Additionally, these non-GAAP financial measures are not measurements of financial performance under GAAP. In order to facilitate a clear understanding of our consolidated historical operating results, you should examine our non-GAAP financial measures in conjunction with our historical audited Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K.
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

The following tables present a reconciliation of net loss to Adjusted EBITDA and net loss to Adjusted Net Income, Diluted and Adjusted EPS for the periods presented:

	Fiscal Years Ended
(in thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Net loss	$(36,647)	$(8,775)	$(14,843)
Interest expense, net	50,341	34,102	32,622
Interest expense — related party (1)	—	—	10,387
Income tax (benefit)/expense	(4,347)	612	10,745
Depreciation and amortization expense	125,894	110,261	101,608
Share-based compensation	24,196	18,170	22,923
Employer payroll taxes related to share-based compensation	395	312	2,044
Other non-operating expense, net (2)	3,798	3,036	2,191
Strategic initiatives (3)	29,057	2,841	—
Acquisition and integration expenses (4)	511	2,333	5,255
New market penetration expenses (5)	1,380	1,511	—
Shop closure expenses (6)	17,335	19,465	2,766
Restructuring and severance expenses (7)	5,050	7,125	1,733
IPO-related expenses (8)	—	—	14,534
Gain on sale-leaseback	(9,646)	(6,549)	(8,673)
Other (9)	4,307	6,285	4,653
Adjusted EBITDA	$211,624	$190,729	$187,945

	Fiscal Years Ended
(in thousands, except per share amounts)	December 31, 2023	January 1, 2023	January 2, 2022
Net loss	$(36,647)	$(8,775)	$(14,843)
Interest expense — related party (1)	—	—	10,387
Share-based compensation	24,196	18,170	22,923
Employer payroll taxes related to share-based compensation	395	312	2,044
Other non-operating expense, net (2)	3,798	3,036	2,191
Strategic initiatives (3)	29,057	2,841	—
Acquisition and integration expenses (4)	511	2,333	5,255
New market penetration expenses (5)	1,380	1,511	—
Shop closure expenses (6)	17,335	19,715	2,766
Restructuring and severance expenses (7)	5,050	7,125	1,733
IPO-related expenses (8)	—	—	14,534
Gain on sale-leaseback	(9,646)	(6,549)	(8,673)
Other (9)	4,307	6,285	4,653
Amortization of acquisition related intangibles (10)	29,373	28,456	29,803
KKI Term Loan Facility interest and debt issuance costs (11)	—	—	2,448
Loss on extinguishment of 2019 Facility (12)	472	—	—
Tax impact of adjustments (13)	(20,729)	(14,609)	(12,434)
Tax specific adjustments (14)	(1,364)	(2,876)	3,936
Net income attributable to noncontrolling interest	(1,278)	(6,847)	(9,663)
Adjustment to adjusted net income attributable to common shareholders	—	(374)	(1,468)
Adjusted net income attributable to common shareholders - Basic	$46,210	$49,754	$55,592
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(28)	(143)	(122)
Adjusted net income attributable to common shareholders - Diluted	$46,182	$49,611	$55,470
Basic weighted average common shares outstanding	168,289	167,471	147,655
Dilutive effect of outstanding common stock options, RSUs, and PSUs	2,204	2,005	2,674
Diluted weighted average common shares outstanding	170,493	169,476	150,329
Adjusted net income per share attributable to common shareholders:
Basic	$0.27	$0.30	$0.38
Diluted	$0.27	$0.29	$0.37
(1)Consists of interest expense related to the Related Party Notes which were paid off in full during the second quarter of fiscal 2021.
(2)Primarily foreign translation gains and losses in each period.
(3)Fiscal 2023 consists primarily of costs associated with global transformation and U.S. initiatives such as the decision to exit the Branded Sweet Treats business, including property, plant and equipment impairments, inventory write-offs, employee severance, and other related costs (approximately $17.9 million of the total). Fiscal 2022 consists mainly of equipment disposals, equipment relocation and installation, consulting and advisory fees, and other costs associated with our shift of Branded Sweet Treats manufacturing capability from Burlington, Iowa to Winston-Salem, North Carolina.
(4)Consists of acquisition and integration-related costs in connection with the Company’s business and franchise acquisitions, including legal, due diligence, and advisory fees incurred in connection with acquisition and integration-related activities for the applicable period.
(5)Consists of start-up costs associated with entry into new countries for which the Company’s brands have not previously operated, including the Insomnia Cookies brand entering Canada and the U.K.
(6)Fiscal 2023 includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment, primarily associated with strategic shop exits, primarily in the U.S. (approximately $16.0 million of the total). Fiscal 2022 includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment, primarily associated with strategic shop exits. Fiscal 2022 expenses are also inclusive of accelerated depreciation related to replacing a point of sale system.
(7)Fiscal 2023 and fiscal 2022 consist primarily of costs associated with restructuring of the global executive team. Fiscal 2021 consists of severance and related benefits costs associated with the Company’s realignment of the Company Shop organizational structure to better support the DFD and Branded Sweet Treats businesses.
(8)Includes consulting and advisory fees incurred in connection with preparation for and execution of the Company’s IPO.
(9)Fiscal 2023, fiscal 2022, and fiscal 2021 consist primarily of legal and other regulatory expenses incurred outside the ordinary course of business on matters described in Note 15, Commitments and Contingencies, to the Company’s audited Consolidated Financial Statements, including the net settlement of approximately $3.3 million negotiated with TSW Foods, LLC in fiscal 2022.
(10)Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the Consolidated Statements of Operations.
(11)Includes interest expense and debt issuance costs incurred and recognized as expenses in connection with the extinguishment of the KKI Term Loan Facility within four business days of receipt of the net proceeds from the IPO.
(12)Includes interest expenses related to unamortized debt issuance costs from the 2019 Facility associated with extinguished lenders as a result of the March 2023 debt refinancing described in Note 8, Long-Term Debt to the audited Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.
(13)Tax impact of adjustments calculated applying the applicable statutory rates. The Company’s adjusted effective tax rate is 27.2%, 24.1%, and 22.4% for each of the fiscal years 2023, 2022, and 2021, respectively. Fiscal 2023 also includes the impact of disallowed executive compensation expense. Fiscal 2022 includes the impact of disallowed executive compensation expense and a discrete tax benefit related to a legal accrual. Fiscal 2021 includes the impact of disallowed executive compensation expense incurred in connection with the IPO.
(14)Fiscal 2023 consists of the recognition of a previously unrecognized tax benefit unrelated to ongoing operations, the effect of tax law changes on existing temporary differences, and a discrete tax benefit unrelated to ongoing operations. Fiscal 2022 consists of the recognition of previously unrecognized tax benefits unrelated to ongoing operations, as well as benefits attributable to multiple tax years due to lapse of the statute of limitations. Fiscal 2022 also includes the effect of discrete adjustments to the Company’s deferred tax liabilities that are unrelated to the Company’s ongoing operations. Fiscal 2021 consists primarily of the effect of tax law changes on existing temporary differences.
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

Sales per Hub was as follows for each of the periods below:

	Fiscal Years Ended
(in thousands, unless otherwise stated)	December 31, 2023 (52 weeks)	January 1, 2023 (52 weeks)	January 2, 2022 (52 weeks)
U.S.:
Revenues	$1,104,944	$1,010,250	$923,129
Non-Fresh Revenues (1)	(9,416)	(38,380)	(37,311)
Fresh Revenues from Insomnia Cookies and Hubs without Spokes (2)	(399,061)	(404,430)	(414,899)
Sales from Hubs with Spokes	696,467	567,440	470,919
Sales per Hub (millions)	4.9	4.5	4.0

International:
Sales from Hubs with Spokes (3)	$401,801	$365,916	$332,995
Sales per Hub (millions) (4)	10.0	10.1	8.7
(1)Includes the exited Branded Sweet Treats business revenues.
(2)Includes Insomnia Cookies revenues and Fresh Revenues generated by Hubs without Spokes.
(3)Total International net revenues is equal to Fresh Revenues from Hubs with Spokes for that business segment.
(4)International sales per Hub comparative data has been restated in constant currency based on current exchange rates.
In our International segment, where the Hub and Spoke model originated, Sales per Hub was $10.0 million, slightly down from $10.1 million in the full fiscal year 2022, and up from $8.7 million in the full fiscal year 2021. The International segment illustrates the benefits of leveraging our Hub and Spoke model as the most efficient way to grow the business, as shown by the consistent Sales per Hub and sequential adjusted EBITDA margin improvement despite elevated commodity costs and macroeconomic conditions. In the U.S. segment, we had Sales per Hub of $4.9 million, up from $4.5 million in the full fiscal year 2022 and up from $4.0 million in the full fiscal year 2021. U.S. growth was driven by our efforts to increase the number of DFD Doors served by our Hubs and to increase APD for the DFD Door portfolio, as the segment makes progress toward optimizing the model to look more like our International segment. As we further extend the Hub and Spoke model into existing and new markets around the world, we expect to see this measure continue to grow.

Results of Operations
The following comparisons are historical results and are not indicative of future results which could differ materially from the historical financial information presented.
Fiscal Year ended December 31, 2023 compared to the Fiscal Year ended January 1, 2023
The following table presents our audited consolidated results of operations for fiscal 2023 and fiscal 2022:

	Fiscal Years Ended
	December 31, 2023 (52 weeks)		January 1, 2023 (52 weeks)		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$1,651,166	97.9%	$1,497,882	97.9%	$153,284	10.2%
Royalties and other revenues	34,938	2.1%	32,016	2.1%	2,922	9.1%
Total net revenues	1,686,104	100.0%	1,529,898	100.0%	156,206	10.2%
Product and distribution costs	443,243	26.3%	406,227	26.6%	37,016	9.1%
Operating expenses	776,589	46.1%	704,287	46.0%	72,302	10.3%
Selling, general and administrative expense	266,863	15.8%	223,198	14.6%	43,665	19.6%
Marketing expenses	45,872	2.7%	42,566	2.8%	3,306	7.8%
Pre-opening costs	4,120	0.2%	4,227	0.3%	(107)	-2.5%
Other expenses, net	10,378	0.6%	10,157	0.7%	221	2.2%
Depreciation and amortization expense	125,894	7.5%	110,261	7.2%	15,633	14.2%
Operating income	13,145	0.8%	28,975	1.9%	(15,830)	-54.6%
Interest expense, net	50,341	3.0%	34,102	2.2%	16,239	47.6%
Other non-operating expense, net	3,798	0.2%	3,036	0.2%	762	25.1%
Loss before income taxes	(40,994)	-2.4%	(8,163)	-0.5%	(32,831)	-402.2%
Income tax (benefit)/expense	(4,347)	-0.3%	612	—%	(4,959)	-810.3%
Net loss	(36,647)	-2.2%	(8,775)	-0.6%	(27,872)	-317.6%
Net income attributable to noncontrolling interest	1,278	0.1%	6,847	0.4%	(5,569)	-81.3%
Net loss attributable to Krispy Kreme, Inc.	$(37,925)	-2.2%	$(15,622)	-1.0%	$(22,303)	-142.8%
Royalties and other revenues: Royalties and other revenues increased $2.9 million, or 9.1%, from fiscal 2022 to fiscal 2023, led by performance of the international franchise business and expansion into new markets, partially offset by continued foreign exchange headwinds.

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the periods indicated:

(in thousands, except percentages)	U.S.	International	Market Development	Total Company
Total net revenues in fiscal 2023 (52 weeks)	$1,104,944	$401,801	$179,359	$1,686,104
Total net revenues in fiscal 2022 (52 weeks)	1,010,250	365,916	153,732	1,529,898
Total Net Revenue Growth	94,694	35,885	25,627	156,206
Total Net Revenue Growth %	9.4%	9.8%	16.7%	10.2%
Less: Impact of shop optimization program closures	(11,367)	—	—	(11,367)
Less: Impact of Branded Sweet Treats exit	(24,577)	—	—	(24,577)
Adjusted net revenues in fiscal 2022	974,306	365,916	153,732	1,493,954
Adjusted Net Revenue Growth	130,638	35,885	25,627	192,150
Impact of acquisitions	(7,678)	—	2,227	(5,451)
Impact of foreign currency translation	—	(10,351)	5,312	(5,039)
Organic Revenue Growth	$122,960	$25,534	$33,166	$181,660
Organic Revenue Growth %	12.6%	7.0%	21.6%	12.2%
Total net revenue growth of $156.2 million, or approximately 10.2%, and organic revenue growth of $181.7 million, or approximately 12.2%, was driven by the continued and successful execution of our omni-channel growth strategy globally, high impact brand activations, and product premiumization efforts. We have continued to increase availability through new Global Points of Access, including capital-light DFD Doors, and via Ecommerce and delivery during fiscal 2023. Additionally, we have continued to take pricing actions to offset cost inflation throughout fiscal 2023.
U.S. segment revenue grew $94.7 million, or approximately 9.4% from fiscal 2022 to fiscal 2023, and was impacted by our decision to exit the Branded Sweet Treats business in the first quarter of fiscal 2023 as well as shop optimization program closures near the end of fiscal 2022. Organic revenue grew $123.0 million, or approximately 12.6%, from fiscal 2022 to fiscal 2023, driven by an additional 1,116 Points of Access compared to fiscal 2022, including an increase of 1,079 DFD Doors, higher Ecommerce and delivery revenues, growth from Insomnia Cookies, and growth in DFD APD as we continue to expand the types of premium products available to consumers such as specialty doughnuts. Our organic growth has been supplemented by effective pricing increases, leading to an increase in the average transaction size, but offset some by transaction softness.
Our International segment net revenue grew $35.9 million, or approximately 9.8%, from fiscal 2022 to fiscal 2023, aided by foreign currency translation impacts of $10.4 million from a strengthening British pound and Mexican peso. International organic revenue grew $25.5 million or approximately 7.0%, from fiscal 2022 to fiscal 2023, driven by increased pricing and Points of Access growth of 686, or 19.8%, compared to fiscal 2022 with DFD Doors increasing by 661. International organic revenue growth was offset some by softer transaction volume compared to last year as a result of the inflationary impact on consumers as well as regulatory initiatives in the U.K. which impacted placement and promotion of our products within grocery stores.
Our Market Development segment net revenue grew $25.6 million, or approximately 16.7%, from fiscal 2022 to fiscal 2023, in spite of the impacts of franchise acquisitions and certain foreign currencies devaluing against the U.S. dollar. When adjusted for the impacts of acquisitions and foreign currency, Market Development organic revenue grew $33.2 million, or approximately 21.6%, from fiscal 2022 to fiscal 2023, driven by strong performance in our international franchise markets, Canada, and Japan, aided by Hub and Spoke model expansion.
Product and distribution costs (exclusive of depreciation and amortization): Product and distribution costs increased $37.0 million, or 9.1%, from fiscal 2022 to fiscal 2023, largely in line with and attributable to the same factors as our revenue growth. Product and distribution costs as a percentage of revenue decreased by approximately 30 basis points from 26.6% in fiscal 2022 to 26.3% in fiscal 2023. This decrease was primarily driven by the exit of the lower-margin Branded Sweet Treats business earlier in fiscal 2023. We also saw benefits from pricing actions taken throughout the year to offset materials cost inflation. We expect to continue to see impacts from materials cost inflation in fiscal 2024 — refer to “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of Part II of this Annual Report on Form 10-K for further information on our strategies to effectively manage inflationary cost increases.

Operating expenses: Operating expenses increased $72.3 million, or 10.3%, from fiscal 2022 to fiscal 2023, driven mainly by labor cost inflation and investments to support growth. Operating expenses as a percentage of revenue increased approximately 10 basis points, from 46.0% in fiscal 2022 to 46.1% in fiscal 2023 primarily due to the impact of lower transaction volumes on operating leverage, particularly for the International segment. This has been partially offset by efficiency benefits from Hub and Spoke expansion and our focus on labor management and demand planning, which we continue to refine with new tools.
Selling, general and administrative expense: Selling, general and administrative (“SG&A”) expenses increased $43.7 million, or 19.6%, from fiscal 2022 to fiscal 2023. As a percentage of revenue, SG&A increased by approximately 120 basis points, from 14.6% in fiscal 2022 to 15.8% in fiscal 2023, primarily driven by increases in performance-based compensation accruals, investment in global transformation initiatives, and higher share-based compensation expenses in fiscal 2023.
Other expenses, net: Other expenses, net of $10.4 million in fiscal 2023 were primarily driven by impairments and lease termination costs associated with the Branded Sweet Treats exit and the decision to exit certain other underperforming shops, net of a gain from a sale-leaseback transaction. Other expenses, net of $10.2 million in fiscal 2022 were primarily driven by impairment and lease termination costs, net of gains from sale-leaseback transactions. Refer to Note 9, Leases, to the audited Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for further information.
Depreciation and amortization expense: Depreciation and amortization expense increased $15.6 million, or 14.2%, from fiscal 2022 to fiscal 2023, primarily driven by higher capital spend and assets placed into service to support the Hub and Spoke model evolution as well as expansion of Insomnia Cookies both domestically and internationally.
Interest expense, net: Interest expense, net increased $16.2 million, or 47.6%, from fiscal 2022 to fiscal 2023. The increase was primarily driven by increases in the benchmark interest rates associated with the unhedged portion of our variable rate long-term debt, as well as an increase in the unhedged principal amount compared to last year. The interest rate swap arrangements associated with the hedged portion of our long-term debt are set to mature in June 2024; we are currently evaluating arrangements to extend the maturity of these contracts. The increase in interest expense also includes $0.5 million related to our debt refinancing discussed in Note 8, Long-Term Debt, to the audited Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.
Income tax (benefit)/expense: Income tax benefit was $4.3 million in fiscal 2023, while income tax expense was $0.6 million in fiscal 2022. The fluctuation of $5.0 million from fiscal 2022 to fiscal 2023 was driven primarily by lower pre-tax results in fiscal 2023.
Net income attributable to noncontrolling interest: Net income attributable to noncontrolling interest decreased $5.6 million, or 81.3%, from fiscal 2022 to fiscal 2023, driven by less earnings allocated to certain consolidated subsidiaries, particularly Insomnia Cookies and WKS Krispy Kreme, and partially offset by more earnings allocated to KK Canada.
Results of Operations by Segment – Fiscal Year ended December 31, 2023 compared to the Fiscal Year ended January 1, 2023
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Fiscal Years Ended		Change
(in thousands, except percentages)	December 31, 2023 (52 weeks)	January 1, 2023 (52 weeks)	$	%
Adjusted EBITDA
U.S.	$130,979	$112,283	$18,696	16.7%
International	76,503	75,512	991	1.3%
Market Development	62,995	50,621	12,374	24.4%
Corporate	(58,853)	(47,687)	(11,166)	-23.4%
Total Adjusted EBITDA (1)	$211,624	$190,729	$20,895	11.0%
(1)Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net loss.
U.S. segment Adjusted EBITDA increased $18.7 million, or 16.7%, with margin expansion of 80 basis points to 11.9% from fiscal 2022 to fiscal 2023, primarily driven by efficiencies from Hub and Spoke expansion as we added 1,116 Points of Access, labor optimization, waste mitigation, and improvements from the Krispy Kreme U.S. portfolio optimization of our Hubs without Spokes. We also effectively offset commodity inflation and labor pressures by implementing pricing increases. The U.S. Adjusted EBITDA margin expansion was partially offset by higher product costs at Insomnia Cookies.
International segment Adjusted EBITDA increased $1.0 million, or 1.3%, with margin decline of approximately 160 basis points to 19.0% from fiscal 2022 to fiscal 2023, primarily driven by cost inflation and lower transaction volume, particularly in the U.K.
Market Development segment Adjusted EBITDA increased $12.4 million, or 24.4%, with margin expansion of 220 basis points to 35.1% from fiscal 2022 to fiscal 2023, driven mainly by strong margin improvement in our Company-owned Japan and Canada businesses from Hub and Spoke efficiencies. Strength in international franchise revenues also more than offset cost inflation and the strong U.S. dollar.
Corporate expenses within Adjusted EBITDA increased $11.2 million, or 23.4% from fiscal 2022 to fiscal 2023. As a percentage of total net revenues, corporate expenses within Adjusted EBITDA increased by 40 basis points to 3.5% from fiscal 2022 to fiscal 2023, primarily due to strategic investments in global leadership, global transformation initiatives, and increases in performance-based compensation accruals.
Capital Resources and Liquidity
Our principal sources of liquidity to date have included cash from operating activities, cash on hand, amounts available under our credit facility, and commercial trade financing including our supply chain financing programs (“SCF programs”) and structured payables programs. Our primary use of liquidity is to fund the cash requirements of our business operations, including working capital needs, capital expenditures, acquisitions, and other commitments.
Our future obligations primarily consist of our debt and lease obligations, as well as commitments under ingredient and other forward purchase contracts. As of December 31, 2023, we had the following future obligations:
•An aggregate principal amount of $837.5 million outstanding under the 2023 Facility;
•An aggregate principal amount of $11.0 million outstanding under short-term, uncommitted lines of credit
•Non-cancellable future minimum operating lease payments totaling $759.2 million;
•Non-cancellable future minimum finance lease payments totaling $63.3 million; and
•Purchase commitments under ingredient and other forward purchase contracts of $130.5 million.
Refer to Note 8, Long-Term Debt, Note 9, Leases, and Note 15, Commitments and Contingencies, to the audited Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for further information.
We had cash and cash equivalents of $38.2 million and $35.4 million as of December 31, 2023 and January 1, 2023, respectively. We believe that our existing cash and cash equivalents and debt facilities will be sufficient to fund our operating and capital needs for at least the next twelve months. In fiscal 2024, we expect to use our available cash to continue to position the business for sustainable growth, including investing in shop improvements, ways to better serve our consumers, and ways to increase our omni-channel presence as we expand our DFD Doors in priority areas, as well as investing in new shop openings and new market penetration within the U.S. and internationally. Total capital expenditures for fiscal 2024 are expected to be between 7% and 8% of net revenues, as we continue to deploy the capital-efficient Hub and Spoke model globally. We also expect to continue to reduce leverage by repaying debt, as well as to continue to return cash to shareholders through common stock cash dividend payments.
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

	Fiscal Years Ended
(in thousands)	December 31, 2023 (52 weeks)	January 1, 2023 (52 weeks)
Net cash provided by operating activities	$45,544	$139,818
Net cash used for investing activities	(112,588)	(121,474)
Net cash provided by/(used for) financing activities	71,862	(16,838)
Cash Flows Provided by Operating Activities
Cash provided by operations totaled $45.5 million for fiscal 2023, a decrease of $94.3 million compared with fiscal 2022. Cash provided by operations decreased primarily due to payments of obligations due under our SCF programs discussed in Note 7, Vendor Finance Programs to the audited Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K. In an effort to normalize payment terms, we have reduced outstanding balances under the SCF programs by approximately $108.2 million during fiscal 2023.
Cash Flows Used for Investing Activities
Cash used for investing activities totaled $112.6 million for fiscal 2023, a decrease of $8.9 million compared with fiscal 2022. The decrease is primarily due to $17.3 million cash used for acquisitions of franchised shops in fiscal 2022, partially offset by an increase in cash spent on property and equipment purchases in fiscal 2023 related to Hub and Spoke expansion.
Cash Flows Provided by/(Used for) Financing Activities
Cash provided by financing activities totaled $71.9 million for fiscal 2023, an increase of $88.7 million compared with fiscal 2022. The increase was primarily due to draws on our 2023 Facility used in part to fund payments to reduce our vendor finance program obligations, including the SCF programs, during fiscal 2023. The increase was also impacted by payments of $12.5 million during fiscal 2022 for issuance costs in connection with the IPO.
Payments on our structured payables resulted in a net $39.0 million change in cash flows (net proceeds from structured payables of $26.6 million in fiscal 2023 compared to net payments on structured payables of $12.4 million in fiscal 2022). Refer to Note 7, Vendor Finance Programs to the audited Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for further information.

Debt
Our long-term debt obligations consist of the following:

(in thousands)	December 31, 2023	January 1, 2023
2023 Facility — term loan	$682,500	$—
2023 Facility — revolving credit facility	155,000	—
Short-term lines of credit	11,000	—
2019 Facility - term loan	—	586,250
2019 Facility - revolving credit facility	—	162,500
Less: Debt issuance costs	(4,371)	(2,247)
Financing obligations	47,117	32,583
Total long-term debt	891,246	779,086
Less: Current portion of long-term debt	(54,631)	(40,034)
Long-term debt, less current portion	$836,615	$739,052
2023 Secured Credit Facility
In March 2023, we refinanced our existing credit agreement (the 2019 Facility) and entered into the 2023 Facility consisting of a $300.0 million senior secured revolving credit facility and a term loan with a principal amount of $700.0 million. The loans and commitments under the 2019 Facility were due to mature in June 2024, and the loans and commitments under the 2023 Facility will mature in March 2028. Refer to Note 8, Long-Term Debt to the audited Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for further information.
Under the terms of the 2023 Facility, we are subject to a requirement to maintain a leverage ratio of less than 5.00 to 1.00 as of the end of each quarterly Test Period (as defined in the 2023 Facility) through maturity in March 2028. The leverage ratio under the 2023 Facility is defined as the ratio of (a) Total Indebtedness (as defined in the 2023 Facility, which includes all debt and finance lease obligations) minus unrestricted cash and cash equivalents to (b) a defined calculation of Adjusted EBITDA (2023 Facility Adjusted EBITDA) for the most recently ended Test Period. Our leverage ratio was 3.48 to 1.00 as of the end of fiscal 2023 compared to 3.41 to 1.00 as of the end of fiscal 2022, primarily due to the increase in long-term debt.
We were in compliance with the financial covenants related to the 2023 Facility as of December 31, 2023 and expect to remain in compliance over the next 12 months. If we are unable to meet the 2023 Facility financial or other covenants in future periods, it may negatively impact our liquidity by limiting our ability to draw on the revolving credit facility, could result in the lenders accelerating the maturity of such indebtedness and foreclosing upon the collateral pledged thereunder, and could require the replacement of the 2023 Facility with new sources of financing, which there is no guaranty we could secure.
Short-Term Lines of Credit
In September 2023, the Company approved two new agreements with existing lenders providing for short-term, uncommitted lines of credit up to $25.0 million. Borrowings under these short-term lines of credit are payable to the lenders on a revolving basis for tenors up to a maximum of three months and are subject to an interest rate of adjusted term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.10% plus a margin of 1.75%. As of December 31, 2023, the Company had drawn $11.0 million under the agreements which is classified within Current portion of long-term debt on the Consolidated Balance Sheets.
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
Self-Insurance Risks and Receivables from Insurers
We are subject to workers’ compensation, vehicle, and general liability claims and are self-insured for a significant portion of our workers’ compensation, vehicle and general liability claims up to the amount of stop-loss insurance coverage purchased from commercial insurance carriers. We maintain accruals for the estimated cost of claims, without regard to the effects of stop-loss coverage, using actuarial methods which evaluate known open and incurred but not reported claims and consider historical loss development experience. In addition, we record receivables from the insurance carriers for claims amounts estimated to be recovered under the stop-loss insurance policies when these amounts are estimable and probable of collection. We estimate such stop-loss receivables using the same actuarial methods used to establish the related claims accruals and taking into account the amount of risk transferred to the carriers under the stop-loss policies. The stop-loss policies provide coverage for claims in excess of retained self-insurance risks, which are determined on a claim-by-claim basis. As of December 31, 2023 and January 1, 2023, the Company had approximately $21.0 million and $17.7 million, respectively, reserved for such programs. Inclusive of the receivables from the stop-loss insurance policies, the Company’s limited liability balance was $10.8 million and $8.4 million as of December 31, 2023 and January 1, 2023, respectively.
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
Realization of deferred tax assets involves estimates regarding (i) the timing and amount of the reversal of taxable temporary differences, (ii) expected future taxable income, (iii) the ability to carry back or carry forward net operating losses and tax credits, and (iv) the impact of tax planning strategies. We believe that it is more likely than not that we will not realize the benefit of certain deferred tax assets and, accordingly, have established a valuation allowance against them. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of and potential changes to ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the remaining deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or tax strategies are no longer viable.
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
When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for an individual reporting unit is influenced by a number of factors, inclusive of the carrying value of the reporting unit’s goodwill, the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition. If we perform a quantitative assessment of an individual reporting unit’s goodwill, our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment when estimating future cash flows and asset fair values, including projected revenue growth and operating expenses related to existing businesses, product innovation and new shop concepts, as well as utilizing valuation multiples of similar publicly traded companies and selecting an appropriate discount rate. Estimates of revenue growth and operating expenses are based on internal projections considering the reporting unit’s past performance and forecasted growth, strategic initiatives, local market economics, and the local business environment impacting the reporting unit’s performance. The discount rate is selected based on the estimated cost of capital for a market participant to operate the reporting unit in the region. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approaches are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance, and changes in our business strategies, including retail initiatives and international expansion.
For the fiscal years 2023, 2022, and 2021, there were no goodwill impairment charges. We continue to believe the fair value of each of our reporting units is significantly in excess of its carrying value, and absent a sustained multi-year global decline in our business in key markets such as the U.S., we do not anticipate incurring significant goodwill impairment in the next 12 months.
Other intangible assets, net primarily represent the trade names for our brands, franchise agreements (domestic and international), reacquired franchise rights, and customer relationships. The trade names have been assigned an indefinite useful life and are reviewed annually for impairment. The fair value calculation for the trade names includes estimates of revenue growth, which are based on past performance and internal projections for the intangible asset group’s forecasted growth and royalty rates, which are adjusted for our particular facts and circumstances. The discount rate is selected based on the estimated cost of capital that reflects the risk profile of the related business. These estimates are highly subjective, and our ability to achieve the forecasted cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance, and changes in our business strategies, including retail initiatives and international expansion. All other intangible assets are amortized on a straight-line basis over their estimated useful lives. Definite-lived intangible assets are assessed for impairment whenever triggering events or indicators of potential impairment occur. We did not have any impairment charges of indefinite-lived intangible assets during any of the periods presented, and we do not anticipate incurring significant impairment charges in the next 12 months.
New Accounting Pronouncements
Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, to the audited Consolidated Financial Statements for a detailed description of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Effects of Changing Prices – Inflation
We are exposed to the effects of commodity price fluctuations in the cost of ingredients of our products, of which flour, sugar and shortening are the most significant. Throughout fiscal 2023 we have experienced headwinds from commodity inflation globally. We have undertaken efforts to effectively manage inflationary cost increases through rapid inventory turnover and reduced inventory waste, increased focus on resiliency of our supply chains, and an ability to adjust pricing of our products. Additionally, from time to time we may enter into forward contracts for supply through our vendors for raw materials that are ingredients of our products or that are components of such ingredients, including wheat and soybean oil.
We are also exposed to the effects of commodity price fluctuations in the cost of fuel used by our delivery vehicles. To mitigate the risk of fluctuations in the price of our fuel purchases, we may directly purchase commodity futures contracts.
Interest Rate Risk
We are exposed to changes in interest rates on any borrowings under our debt facilities, which bear interest based on the one-month SOFR (with a floor of zero). Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in SOFR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps on $505.0 million notional of our $848.5 million of outstanding debt under the 2023 Facility and short-term lines of credit as of December 31, 2023, which we account for as cash flow hedges. The interest rate swap agreements are scheduled to mature in June 2024. Based on the $343.5 million of unhedged outstanding as of December 31, 2023, a 100 basis point increase or decrease in the one-month SOFR would result in a $3.4 million increase or decrease, respectively, in interest expense for a 12-month period, based on the daily average of the one-month SOFR for the fiscal year ended December 31, 2023.
Foreign Currency Risk
We are exposed to foreign currency translation risk on the operations of our subsidiaries that have functional currencies other than the U.S. dollar, whose revenues accounted for approximately 29% of our total net revenues through the fiscal year ended December 31, 2023. A substantial majority of these revenues, or approximately $490.2 million through the fiscal year ended December 31, 2023, were attributable to subsidiaries whose functional currencies are the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen. A 10% increase or decrease in the average fiscal 2023 exchange rate of the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen against the U.S. dollar would have resulted in a decrease or increase of approximately $49.0 million in our total net revenues through the fiscal year ended December 31, 2023.
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

Item 8. Financial Statements and Supplementary Data
Krispy Kreme, Inc.

Report of Independent Registered Accounting Firm

Board of Directors and Shareholders
Krispy Kreme, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Krispy Kreme, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and January 1, 2023, the related consolidated statements of operations, comprehensive (loss)/income, changes in shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and January 1, 2023, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2024 expressed an unqualified opinion.
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
February 27, 2024

Report of Independent Registered Accounting Firm

Board of Directors and Shareholders
Krispy Kreme, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Krispy Kreme, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.) (“PCAOB”), the consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2023, and our report dated February 27, 2024 expressed an unqualified opinion on those financial statements.
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
/s/GRANT THORNTON LLP
Denver, Colorado
February 27, 2024

Krispy Kreme, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Fiscal Years Ended
	December 31, 2023 (52 weeks)	January 1, 2023 (52 weeks)	January 2, 2022 (52 weeks)
Net revenues
Product sales	$1,651,166	$1,497,882	$1,353,466
Royalties and other revenues	34,938	32,016	30,925
Total net revenues	1,686,104	1,529,898	1,384,391
Product and distribution costs	443,243	406,227	354,093
Operating expenses	776,589	704,287	630,239
Selling, general and administrative expense	266,863	223,198	222,394
Marketing expenses	45,872	42,566	39,489
Pre-opening costs	4,120	4,227	5,568
Other expenses/(income), net	10,378	10,157	(10,102)
Depreciation and amortization expense	125,894	110,261	101,608
Operating income	13,145	28,975	41,102
Interest expense, net	50,341	34,102	32,622
Interest expense – related party	—	—	10,387
Other non-operating expense, net	3,798	3,036	2,191
Loss before income taxes	(40,994)	(8,163)	(4,098)
Income tax (benefit)/expense	(4,347)	612	10,745
Net loss	(36,647)	(8,775)	(14,843)
Net income attributable to noncontrolling interest	1,278	6,847	9,663
Net loss attributable to Krispy Kreme, Inc.	$(37,925)	$(15,622)	$(24,506)
Net loss per share:
Common stock - Basic	$(0.23)	$(0.10)	$(0.18)
Common stock - Diluted	$(0.23)	$(0.10)	$(0.18)
Weighted average shares outstanding:
Basic	168,289	167,471	147,655
Diluted	168,289	167,471	147,655
See accompanying notes to Consolidated Financial Statements.

Krispy Kreme, Inc.
Consolidated Statements of Comprehensive (Loss)/Income
(in thousands)

	Fiscal Years Ended
	December 31, 2023 (52 weeks)	January 1, 2023 (52 weeks)	January 2, 2022 (52 weeks)
Net loss	$(36,647)	$(8,775)	$(14,843)
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustment	26,007	(33,637)	(14,955)
Unrealized (loss)/income on cash flow hedges, net of income taxes (1)	(8,622)	25,251	13,609
Unrealized income/(loss) on employee benefit plans	6	70	(338)
Total other comprehensive income/(loss)	17,391	(8,316)	(1,684)
Comprehensive loss	(19,256)	(17,091)	(16,527)
Net income attributable to noncontrolling interest	1,278	6,847	9,663
Foreign currency translation adjustment attributable to noncontrolling interest	994	(1,642)	(414)
Total comprehensive income attributable to noncontrolling interest	2,272	5,205	9,249
Comprehensive loss attributable to Krispy Kreme, Inc.	$(21,528)	$(22,296)	$(25,776)
(1)Net of income tax benefit/(expense) of $2.9 million, ($8.4 million), and ($4.5 million) for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.
See accompanying notes to Consolidated Financial Statements.

Krispy Kreme, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	December 31, 2023	January 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$38,185	$35,371
Restricted cash	429	359
Accounts receivable, net	59,362	51,089
Inventories	34,716	46,239
Taxes receivable	15,526	18,263
Prepaid expense and other current assets	25,363	26,953
Total current assets	173,581	178,274
Property and equipment, net	538,220	472,358
Goodwill	1,101,939	1,087,908
Other intangible assets, net	946,349	966,088
Operating lease right of use asset, net	456,964	417,381
Other assets	23,539	26,528
Total assets	$3,240,592	$3,148,537
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$54,631	$40,034
Current operating lease liabilities	50,365	43,160
Accounts payable	156,488	225,276
Accrued liabilities	134,005	104,424
Structured payables	130,104	103,575
Total current liabilities	525,593	516,469
Long-term debt, less current portion	836,615	739,052
Noncurrent operating lease liabilities	454,583	412,759
Deferred income taxes, net	123,925	143,124
Other long-term obligations and deferred credits	36,093	38,258
Total liabilities	1,976,809	1,849,662
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 300,000 shares authorized as of both December 31, 2023 and January 1, 2023; 168,628 and 168,137 shares issued and outstanding as of December 31, 2023 and January 1, 2023, respectively	1,686	1,681
Additional paid-in capital	1,443,591	1,426,105
Shareholder note receivable	(3,850)	(4,813)
Accumulated other comprehensive income/(loss), net of income tax	7,246	(9,151)
Retained deficit	(278,990)	(217,490)
Total shareholders’ equity attributable to Krispy Kreme, Inc.	1,169,683	1,196,332
Noncontrolling interest	94,100	102,543
Total shareholders’ equity	1,263,783	1,298,875
Total liabilities and shareholders’ equity	$3,240,592	$3,148,537
See accompanying notes to Consolidated Financial Statements.

Krispy Kreme, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized (Loss)/Income on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans	Retained Deficit	Noncontrolling Interest	Total
Balance at January 3, 2021	124,987	$1,250	$845,499	$(18,660)	$23,508	$(24,610)	$(106)	$(142,197)	$163,675	$848,359
Net (loss)/income for the fiscal year ended January 2, 2022	—	—	—	—	—	—	—	(24,506)	9,663	(14,843)
Other comprehensive (loss)/income for the fiscal year ended January 2, 2022 before reclassifications	—	—	—	—	(14,541)	3,318	(338)	—	(414)	(11,975)
Reclassification from AOCI	—	—	—	—	—	10,291	—	—	—	10,291
Capital contribution from shareholders, net of loans issued	6,997	70	120,845	(383)	—	—	—	—	—	120,532
Share-based compensation	—	—	22,923	—	—	—	—	—	—	22,923
Purchase of shares by noncontrolling interest	—	—	—	14,427	—	—	—	—	38,976	53,403
Noncontrolling interest of acquired entity	—	—	—	—	—	—	—	—	9,822	9,822
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(11,705)	—	(11,705)
Distribution to shareholders	—	—	(42,334)	—	—	—	—	—	—	(42,334)
Distribution to noncontrolling interest	—	—	(13,413)	363	—	—	—	—	(10,304)	(23,354)
Conversion of noncontrolling interest to additional paid-in capital in connection with the Merger	9,371	93	107,258	—	—	—	—	—	(107,351)	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	32,912	329	514,542	—	—	—	—	—	—	514,871
Issuance of common stock upon settlement of RSUs, net of shares withheld	1,423	15	(17,184)	—	—	—	—	—	—	(17,169)
Repurchase of common stock	(8,439)	(84)	(122,922)	—	—	—	—	—	—	(123,006)
Other	—	—	(29)	(129)	—	—	—	(1)	(1)	(160)
Balance at January 2, 2022	167,251	$1,673	$1,415,185	$(4,382)	$8,967	$(11,001)	$(444)	$(178,409)	$104,066	$1,335,655
Net (loss)/income for the fiscal year ended January 1, 2023	—	—	—	—	—	—	—	(15,622)	6,847	(8,775)
Other comprehensive (loss)/income for the fiscal year ended January 1, 2023 before reclassifications	—	—	—	—	(31,995)	22,524	70	—	(1,642)	(11,043)
Reclassification from AOCI	—	—	—	—	—	2,727	—	—	—	2,727
Capital contribution from shareholders, net of loans issued	—	—	(72)	(216)	—	—	—	—	—	(288)
Share-based compensation	—	—	18,170	—	—		—	—	—	18,170
Purchase of shares by noncontrolling interest	—	—	—	(258)	—	—	—	—	851	593
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(23,459)	—	(23,459)
Distribution to noncontrolling interest	—	—	(4,229)	88	—	—	—	—	(7,580)	(11,721)
Issuance of common stock upon settlement of RSUs, net of shares withheld	886	8	(2,951)	—	—	—	—	—	—	(2,943)
Other	—	—	2	(45)	—	1	—	—	1	(41)
Balance at January 1, 2023	168,137	$1,681	$1,426,105	$(4,813)	$(23,028)	$14,251	$(374)	$(217,490)	$102,543	$1,298,875
Net (loss)/income for the fiscal year ended December 31, 2023	—	—	—	—	—	—	—	(37,925)	1,278	(36,647)
Other comprehensive income for the fiscal year ended December 31, 2023 before reclassifications	—	—	—	—	25,013	2	6	—	994	26,015
Reclassification from AOCI	—	—	—	—	—	(8,624)	—	—	—	(8,624)
Capital contribution from shareholders, net of loans issued	—	—	—	764	—	—	—	—	—	764
Share-based compensation	—	—	24,196	—	—	—	—	—	—	24,196
Purchase of shares by noncontrolling interest	—	—	—	(133)	—	—	—	—	425	292
Dividends declared on common stock and equivalents ($0.035 per share) (1)	—	—	—	—	—	—	—	(23,576)	—	(23,576)
Distribution to noncontrolling interest	—	—	(4,825)	426	—	—	—	—	(11,139)	(15,538)
Issuance of common stock upon settlement of RSUs, net of shares withheld	491	5	(1,885)	—	—	—	—	—	—	(1,880)
Other	—	—	—	(94)	—	—	—	1	(1)	(94)
Balance at December 31, 2023	168,628	$1,686	$1,443,591	$(3,850)	$1,985	$5,629	$(368)	$(278,990)	$94,100	$1,263,783
(1)Includes a $0.035 cash dividend per common share declared in the fourth quarter of fiscal 2023 and expected to be paid in the first quarter of fiscal 2024.
See accompanying notes to Consolidated Financial Statements.

Krispy Kreme, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Years Ended
	December 31, 2023 (52 weeks)	January 1, 2023 (52 weeks)	January 2, 2022 (52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,647)	$(8,775)	$(14,843)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	125,894	110,261	101,608
Deferred and other income taxes	(18,486)	(14,237)	(3,496)
Loss on extinguishment of debt	472	—	1,700
Impairment and lease termination charges	24,909	18,297	3,507
Loss on disposal of property and equipment	110	393	458
Gain on sale-leaseback	(9,646)	(6,549)	(8,673)
Share-based compensation	24,196	18,170	22,923
Change in accounts and notes receivable allowances	654	570	275
Inventory write-off	11,248	868	4,071
Settlement of interest rate swap derivatives	7,657	8,476	—
Amortization related to settlement of interest rate swap derivatives	(10,289)	—	—
Other	2,155	2,232	594
Change in operating assets and liabilities, excluding business acquisitions and foreign currency translation adjustments:
Accounts, notes, and taxes receivable	(3,523)	(9,485)	(3,817)
Inventories	780	(12,515)	(301)
Other current and noncurrent assets	(2,395)	(1,691)	(316)
Operating lease assets and liabilities	5,111	(793)	7,787
Accounts payable and accrued liabilities	(74,471)	32,015	30,240
Other long-term obligations and deferred credits	(2,185)	2,581	(493)
Net cash provided by operating activities	45,544	139,818	141,224
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of property and equipment	(121,427)	(111,717)	(119,497)
Proceeds from disposals of assets	218	1,077	218
Proceeds from sale-leaseback	10,025	8,401	11,091
Acquisition of shops and franchise rights from franchisees, net of cash acquired	—	(17,330)	(46,330)
Purchase of equity method investment	(1,424)	(989)	—
Principal payments received from loans to franchisees	20	59	92
Disbursement for loan receivable	—	(975)	—
Maturities of held-to-maturity debt securities	—	—	1,019
Net cash used for investing activities	(112,588)	(121,474)	(153,407)
CASH FLOWS FROM/(USED FOR) FINANCING ACTIVITIES:
Proceeds from the issuance of debt	1,175,698	149,000	695,000
Repayment of long-term debt and lease obligations	(1,084,390)	(101,181)	(1,147,049)
Payment of financing costs	(5,175)	—	(1,700)
Proceeds from structured payables	241,148	282,023	266,851
Payments on structured payables	(214,574)	(294,457)	(287,625)
Payment of contingent consideration related to a business combination	(925)	(900)	—
Capital contribution from shareholders, net of loans issued	764	(288)	120,532
Proceeds from IPO, net of underwriting discounts (excluding unpaid issuance costs)	—	—	527,329
Payments of issuance costs in connection with IPO	—	(12,458)	—
Proceeds from sale of noncontrolling interest in subsidiary	292	593	53,404
Distribution to shareholders	(23,558)	(23,430)	(48,187)
Payments for repurchase and retirement of common stock	(1,880)	(4,019)	(139,103)
Distribution to noncontrolling interest	(15,538)	(11,721)	(23,356)
Net cash provided by/(used for) financing activities	71,862	(16,838)	16,096
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,934)	(4,968)	(2,204)
Net increase/(decrease) in cash, cash equivalents and restricted cash	2,884	(3,462)	1,709
Cash, cash equivalents and restricted cash at beginning of the fiscal year	35,730	39,192	37,483
Cash, cash equivalents and restricted cash at end of the fiscal year	$38,614	$35,730	$39,192
Supplemental schedule of non-cash investing and financing activities:
Increase/(decrease) in accrual for property and equipment	$51,820	$20,629	$(1,159)
Stock issuance under shareholder notes	—	614	963
Accrual for distribution to shareholders	(5,902)	(5,884)	(6,928)
Reconciliation of cash, cash equivalents and restricted cash at end of fiscal year:
Cash and cash equivalents	$38,185	$35,371	$38,562
Restricted cash	429	359	630
Total cash, cash equivalents and restricted cash	$38,614	$35,730	$39,192
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
The Company has three reportable operating segments: 1) U.S., which includes all Krispy Kreme Company-owned operations in the U.S. and Insomnia Cookies Bakeries; 2) International, which includes all Krispy Kreme Company-owned operations in the U.K., Ireland, Australia, New Zealand and Mexico; and 3) Market Development, which includes franchise operations across the globe, as well as Krispy Kreme Company-owned shops in Japan and Canada. Unallocated corporate costs are excluded from the Company’s measurement of segment performance.
As of December 31, 2023, the Company had 2,177 Krispy Kreme-branded shops and Insomnia Cookies Bakeries in 39 countries around the world. The ownership and location of those shops is as follows:

	U.S.	International	Market Development	Total
Krispy Kreme Company-owned Shops	299	448	79	826
Insomnia Cookies Company-owned Bakeries	265	—	2	267
Krispy Kreme Franchise Shops	—	—	1,084	1,084
Total	564	448	1,165	2,177
Basis of Presentation and Consolidation
The Company operates and reports financial information on a 52 or 53-week year with the fiscal year ending on the Sunday closest to December 31. The data periods contained within fiscal years 2023, 2022, and 2021 reflect the results of operations for the 52-week period ended December 31, 2023, the 52-week period ended January 1, 2023, and the 52-week period ended January 2, 2022.
The accompanying audited Consolidated Financial Statements include the accounts of Krispy Kreme and subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). All significant intercompany balances and transactions among Krispy Kreme and subsidiaries have been eliminated in consolidation. Investments in entities over which the Company has the ability to exercise significant influence but which it does not control and whose financial statements are not otherwise required to be consolidated are accounted for using the equity method.
Noncontrolling interest in the Company’s audited Consolidated Financial Statements represents the interest in subsidiaries held by joint venture partners and employee shareholders. The joint venture partners hold noncontrolling interests in the Company’s consolidated subsidiaries Awesome Doughnut, LLC (“Awesome Doughnut”), W.K.S. Krispy Kreme, LLC (“WKS Krispy Kreme”), and Krispy K Canada, Inc. (“KK Canada”). Employee shareholders hold noncontrolling interests in the consolidated subsidiaries Krispy Kreme Holding U.K. Ltd. (“KKUK”), Krispy Kreme Holdings Pty Ltd. (“KK Australia”), Krispy Kreme Mexico S. de R.L. de C.V. (“KK Mexico”), and Insomnia Cookies Holdings, LLC (“Insomnia Cookies”). Since the Company consolidates the financial statements of these subsidiaries, the noncontrolling owners’ share of each subsidiary’s net assets and results of operations are deducted and reported as a noncontrolling interest on the Consolidated Balance Sheets and as net income attributable to noncontrolling interest in the Consolidated Statements of Operations and comprehensive income attributable to noncontrolling interest in the Consolidated Statements of Comprehensive (Loss)/Income.
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
Product Sales
Product sales include revenue derived from (1) the sale of doughnuts, cookies, and complementary products to in-shop, Ecommerce and delivery, and DFD customers and (2) the sale of doughnut mix, other ingredients and supplies, and doughnut-making equipment to franchisees. Revenue is recognized at the time of delivery for in-shop sales, Ecommerce and delivery sales, and sales to franchisees. For DFD sales, control transfers and revenue is recognized either at the time of delivery or, with respect to those customers that take title to products purchased from the Company at the time those products are sold by the customer to the end consumers, simultaneously with such consumer purchases. Revenues are recognized net of provisions for estimated product returns. Revenues from the sale of doughnut mix, other ingredients, supplies, and doughnut-making equipment to franchisees include any applicable shipping and handling costs invoiced to the customer, and the expense of such shipping and handling costs is included in Operating expenses. The Company recorded shipping revenue of approximately $13.3 million, $11.2 million, and $13.3 million in the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.

Franchise Revenue
Franchise revenue included in Royalties and other revenues is derived from development and initial franchise fees relating to new shop openings and ongoing royalties charged to franchisees based on their sales. The Company sells individual franchises domestically and internationally, as well as development agreements that grant the right to develop shops in designated areas. Generally, the franchise license granted for each individual shop within an arrangement represents a single performance obligation. The franchise agreements and development agreements typically require the franchisee to pay initial nonrefundable franchise fees (i.e., initial services such as training and assisting with shop set-up) prior to opening. The franchisees also pay a royalty on a monthly basis based upon a percentage of franchisee gross sales. Royalties are recognized in income as underlying franchisee sales occur. The initial term of domestic franchise agreements is typically 15 years. The Company recognizes the initial nonrefundable fees over the term of the franchise agreements on an output method based on time elapsed, corresponding with the customer’s right to use the franchise for the term of the agreement. A franchisee may elect to renew the term of a franchise agreement and, if approved, will typically pay a renewal fee upon execution of the renewal term.
Franchise-related Advertising Fund Revenue
Franchise-related advertising fund revenue included in Royalties and other revenues is derived from domestic and international franchise agreements that typically require the franchisee to pay advertising fees on a continuous monthly basis based on a percentage of franchisee net sales, which are recognized based on fees earned each period. Total advertising fund revenue for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022 is $3.8 million, $3.6 million, and $4.3 million, respectively.
Gift Card Sales
The Company and its franchisees sell gift cards that are redeemable for products in the Company-owned or franchise shops. The Company manages the gift card program and collects all funds from the activation of gift cards and reimburses franchisees for the redemption of gift cards in their shops. Deferred revenue for unredeemed gift cards is included in Accrued liabilities in the Consolidated Balance Sheets. As of December 31, 2023 and January 1, 2023, the gross amount of deferred revenue recognized for unredeemed gift cards was $29.6 million and $26.4 million, respectively. Gift cards sold do not have an expiration date or service fees charged. The likelihood of redemption may be determined to be remote for certain cards due to long periods of inactivity. In these circumstances, the Company recognizes revenue from unredeemed gift cards (“breakage revenue”) within Product sales if they are not subject to unclaimed property laws. The Company estimates breakage for the portfolio of gift cards and recognizes it based on the estimated pattern of gift card use. As of December 31, 2023 and January 1, 2023, deferred revenue, net of breakage revenue recognized, was $12.1 million and $11.9 million, respectively.
Gift card costs incurred to fulfill obligations under a contract are capitalized when such costs generate or enhance resources to be used in satisfying future performance obligations and the costs are deemed recoverable. Judgement is used in determining whether certain contract costs can be capitalized. These costs are capitalized and amortized on a systematic basis to match the timing of revenue recognition, depending on when the gift card is used. This amortization expense is recorded in Operating expenses in the Company’s Consolidated Statements of Operations. As of December 31, 2023 and January 1, 2023, the capitalized gift card costs were $1.8 million and $1.5 million, respectively.
Consumer Loyalty Program
Consumers can participate in spend-based loyalty programs. Consumers who join the loyalty programs will receive a credit or point for each purchase of eligible product. After accumulating a certain number of credits or points, the consumers can redeem their credits or points for a free product. The Company defers revenue based on an estimated selling price of the free product earned by the consumer and establishes a corresponding liability in deferred revenue. As of December 31, 2023 and January 1, 2023, the deferred revenue related to loyalty programs is $4.1 million and $3.1 million, respectively.
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

Operating Expenses
Operating expenses consist of expenses primarily related to Company-owned shops including payroll and benefit costs for service employees at Company-operated locations, rent and utilities, expenses associated with Company operations, costs associated with procuring materials from vendors, and other shop-level operating costs.
Marketing Expenses
Costs associated with marketing the products, including advertising and other brand promotional activities, are expensed as incurred, and were approximately $45.9 million, $42.6 million, and $39.5 million in the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.
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
All credit and debit card transactions that are processed in less than five days are classified as Cash and cash equivalents. The amounts due from banks for these transactions totaled $9.7 million and $8.0 million as of December 31, 2023 and January 1, 2023, respectively.
Restricted cash consists primarily of funds related to employee benefit plans.
Account Receivable, Net of Allowance for Expected Credit Losses
Accounts receivable relate primarily to payments due for sale of products, franchise fees, royalties, advertising fees, and licensing fees. The Company maintains allowances for expected credit losses related to its accounts receivable, including receivables from franchisees, in amounts which the Company believes are sufficient to provide for losses estimated to be sustained on realization of these receivables. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of amounts from customers. Such estimates inherently involve uncertainties and assessments of the outcome of future events, and changes in facts and circumstances may result in adjustments to the allowance for expected credit losses. The Company had allowance for expected credit losses of $0.6 million and $0.3 million as of December 31, 2023 and January 1, 2023, respectively.
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist principally of receivables from DFD customers and franchisees. DFD receivables are primarily from grocer/mass merchants and convenience stores. For the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, no customer accounted for more than 10% of revenue or a significant amount of receivables that would result in a concentration.
Management also evaluates the recoverability of receivables from the franchisees and maintains allowances for expected credit losses. Management believes these allowances are sufficient to provide for realized losses that may be sustained on realization of these receivables.
Inventories
Inventories, which consist of raw materials, work in progress, finished goods, and purchased merchandise, are recorded at the lower of cost and net realizable value, where cost is determined using the first-in, first-out method. Raw materials inventory also includes doughnut equipment spare parts. Finished goods and purchased merchandise are net of reserves for excess or obsolete finished goods. These reserves totaled $2.0 million and $2.7 million as of December 31, 2023, and January 1, 2023, respectively.
Taxes Receivable
Taxes receivable relate primarily to expected refunds of VAT as well as prepayments of income taxes to governmental authorities.
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets consist primarily of prepaid assets related to service contracts and insurance premiums of $20.7 million and $17.0 million as of December 31, 2023 and January 1, 2023, respectively.
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
Impairment charges related to the Company’s long-lived assets were $18.1 million, $8.4 million, and $2.9 million for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. Such charges related to underperforming shops, shops closed or likely to be closed, and shops which management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the shops’ assets, but has not yet decided to close. The impaired shop assets include real properties, the fair values of which were estimated based on independent appraisals or, in the case of any properties which the Company is negotiating to sell, based on its negotiations with unrelated third-party buyers; leasehold improvements, which are typically abandoned when the leased properties revert to the lessor; and doughnut-making and other equipment the fair values of which were estimated based on the replacement cost of the equipment, after considering refurbishment and transportation costs. The impairment charges are primarily attributable to the U.S. segment and are included within Other expenses/(income), net on the Consolidated Statements of Operations.
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
The lease term and incremental borrowing rate (“IBR”) for each lease requires judgement by management and can impact the classification of leases as well as the value of the lease assets and liabilities. When determining the lease term, management considers option periods available, and includes option periods in the measurement of the lease right of use asset and lease liability where the exercise is reasonably certain to occur. The Company uses the rate implicit in the lease whenever that rate is readily determinable. If the rate implicit in the lease is not readily determinable, the Company uses its IBR.

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
In the same manner as long-lived fixed assets, the Company assesses lease right of use assets for potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the carrying amount of the right of use assets exceeds the sum of their undiscounted cash flows, the Company records an impairment charge in an amount equal to the excess of the carrying value of the assets over their estimated fair value. If a lease contract is terminated before the expiration of the lease term the remaining right of use asset and lease liability are derecognized, with any difference recognized as a gain or loss on lease termination. If the Company is required to make any payments or receives consideration when terminating the lease, it would include such amounts in the determination of the gain or loss upon termination. For the fiscal years ending December 31, 2023, January 1, 2023, and January 2, 2022 the Company recorded lease impairment and termination costs of $6.6 million, $8.2 million and $0.6 million, respectively, which are included within Other expenses/(income), net on the Consolidated Statements of Operations.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. For each reporting unit, the Company assesses goodwill for impairment annually at the beginning of the fourth quarter or more frequently when impairment indicators are present. If the carrying value of the reporting unit exceeds its fair value, the Company recognizes an impairment charge for the difference up to the carrying value of the allocated goodwill. The value is estimated under a discounted cash flow approach, which incorporates assumptions regarding future growth rates, terminal values and discount rates. For the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, there were no goodwill impairment charges.
Other intangible assets primarily represent the trade names for the Company’s brands, franchise agreements (domestic and international), reacquired franchise rights, and customer relationships. The trade names have been assigned an indefinite useful life and are reviewed annually for impairment. All other intangible assets are amortized on a straight-line basis over their estimated useful lives. Definite-lived intangible assets are assessed for impairment whenever triggering events or indicators of potential impairment occur. The Company recognized impairment charges to other intangible assets of $0.2 million and $0.8 million for the fiscal years ended December 31, 2023 and January 1, 2023, respectively, related to franchise agreement terminations, including Russia in fiscal 2022. There were no impairment charges to other intangible assets for the fiscal year ended January 2, 2022.
Accrued Liabilities
Accrued liabilities include accrued compensation, accrued legal fees, accrued utilities, accrued marketing, and other accrued liabilities. As of December 31, 2023 and January 1, 2023, accrued compensation and benefits included in the Accrued liabilities balance was $42.6 million and $28.0 million, respectively.
Supply Chain Financing Program
The Company has an agreement with a third-party administrator which allows participating vendors to track payments from the Company, and if voluntarily elected by the vendor, to sell payment obligations from the Company to financial institutions (the “supply chain financing program” or the “SCF program”). The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and as the terms are not impacted by the SCF program, such obligations are classified as Accounts payable on the Consolidated Balance Sheets and the associated cash flows are included in operating activities in the Consolidated Statements of Cash Flows. Refer to Note 7, Vendor Finance Programs, to the audited Consolidated Financial Statements for more information.

Cards Program
The Company utilizes various purchase cards issued by financial institutions to facilitate purchases of goods and services. By using the cards, the Company receives rebates and differing levels of discounts based on timing of repayment. The payment obligations under these purchased cards are classified as Structured payables on the Consolidated Balance Sheets and constitute the entire Structured payables balance. The associated cash flows are included in the financing section of the Consolidated Statements of Cash Flows. Refer to Note 7, Vendor Finance Programs, to the audited Consolidated Financial Statements for more information.
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
The Company’s financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable and accrued liabilities and are reflected in the audited Consolidated Financial Statements at cost which approximates fair value for these items due to their short-term nature. Management believes the fair value determination of these short-term financial instruments is a Level 1 measure. The Company’s other assets and liabilities measured at fair value on a non-recurring basis include long-lived assets, lease right of use assets, goodwill, and other indefinite-live intangible assets, if determined to be impaired. Refer to the Property and Equipment, net policy section in Note 1, Description of Business and Summary of Significant Accounting Policies, to the audited Consolidated Financial Statements, for information about impairment charges on long-lived assets. The fair values of assets evaluated for impairment were determined using an income-based approach and are classified as Level 3 measures within the fair value hierarchy.
Derivative Financial Instruments
Management reflects derivative financial instruments, which typically consist of interest rate derivatives, foreign currency derivatives, and fuel commodity derivatives in the Consolidated Balance Sheets at their fair value. For interest rate derivatives, changes in fair value are reflected in other comprehensive income as the Company applies cash flow hedge accounting. Consistent with the classification of interest paid, cash flows from interest rate derivatives are classified as operating on the Consolidated Statements of Cash Flows. The changes in the fair values of the foreign currency and fuel commodity derivatives are reflected in income as the Company does not apply hedge accounting to those derivatives.
Self-Insurance Risks and Receivables from Insurers
The Company is subject to workers’ compensation, vehicle, and general liability claims. The Company is self-insured for the cost of workers’ compensation, vehicle, and general liability claims up to the amount of stop-loss insurance coverage purchased by the Company from commercial insurance carriers. The Company maintains accruals for the estimated cost of claims, without regard to the effects of stop-loss coverage, using actuarial methods which evaluate known open and incurred but not reported claims and consider historical loss development experience. As of December 31, 2023 and January 1, 2023, the Company had approximately $21.0 million and $17.7 million, respectively, reserved for such programs. The liability recorded for assessments has not been discounted. In addition, the Company records receivables from the insurance carriers for claims amounts estimated to be recovered under the stop-loss insurance policies when these amounts are estimable and probable of collection. The Company estimates such stop-loss receivables using the same actuarial methods used to establish the related claims accruals and considering the amount of risk transferred to the carriers under the stop-loss policies. The stop-loss policies provide coverage for claims in excess of retained self-insurance risks, which are determined on a claim-by-claim basis. Inclusive of the receivables from the stop-loss insurance policies, the Company’s limited liability balance was $10.8 million and $8.4 million as of December 31, 2023 and January 1, 2023, respectively.
Preferred Stock
The Company has 50.0 million shares of authorized preferred stock with $0.01 par value per share. There were no shares of preferred stock issued nor outstanding as of December 31, 2023 and January 1, 2023.
Earnings (Loss) per Share (EPS)
The Company discloses two calculations of earnings (loss) per share (“EPS”): basic EPS and diluted EPS. The numerator in calculating common stock basic and diluted EPS is net income (loss) attributable to the Company. The denominator in calculating common stock basic EPS is the weighted average shares outstanding. The denominator in calculating common stock diluted EPS includes the additional dilutive effect of unvested RSUs, PSUs, and time-vested stock options when the effect is not antidilutive. Refer to Note 18, Net Loss per Share, to the audited Consolidated Financial Statements for further discussion.
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
Exiting the Branded Sweet Treats Business
During the fiscal year ended December 31, 2023, the Company decided to exit its pre-packaged Branded Sweet Treats business due in part to its dilutive impact on profit margins, as well as to allow the Company to focus on its fresh doughnuts business. As such, the Company recognized non-recurring expenses, including property, plant and equipment impairments, inventory write-offs, employee severance, and other related costs, totaling approximately $17.9 million (gross of income taxes) in fiscal 2023. Of these expenses, $10.1 million were recorded within Product and distribution costs, primarily relating to inventory write-offs, and the rest were recorded within Other expenses/(income), net on the on the Consolidated Statements of Operations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Events and Transactions” included in Item 7 of Part II of this Annual Report on Form 10-K for further information.
Exploring Strategic Alternatives for Insomnia Cookies
On October 3, 2023, the Company announced it is exploring strategic alternatives for Insomnia Cookies, to include considering a sale. This decision would enable the Company to unlock shareholder value and focus on its core strategy of producing, selling, and distributing fresh doughnuts daily. As of the date of issuance of this Annual Report on Form 10-K, the Company continues to explore strategic alternatives.
Recent Accounting Pronouncements
Recently Adopted
Accounting Standards Adopted at the Beginning of Fiscal Year 2023
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. It was effective for all entities as of March 12, 2020 through December 31, 2022. A company may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform by delaying the effective date of the guidance issued in ASU 2020-04 to December 31, 2024. As described in Note 8, Long-Term Debt, during the quarter ended April 2, 2023 the Company refinanced its debt with interest to be calculated prospectively with reference to SOFR, and accordingly adopted this standard, which did not materially impact the financial statements presented herein.
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
Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this standard retrospectively to all prior periods presented in the financial statements. We expect this standard to impact our segment disclosures, but with no impacts to our results of operations, cash flows, and financial condition.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid disclosures. The standard requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further disaggregated by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state, and foreign and by individual jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity should apply the amendments in this standard prospectively, with retrospective application permitted. We expect this standard to impact our income tax disclosures, but with no impacts to our results of operations, cash flows, and financial condition.
There are other new accounting pronouncements issued by the FASB that the Company has adopted or will adopt, as applicable, and the Company does not believe any of these accounting pronouncements have had, or will have, a material impact on its audited Consolidated Financial Statements or disclosures.
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
2023 Acquisitions
In the fiscal year ended December 31, 2023, there were no acquisitions accounted for as business combinations.
Equity Method Investment in KK France
In the fourth quarter of fiscal 2023, the Company invested approximately $1.4 million in cash to maintain a 33% noncontrolling ownership interest in Krispy Kreme Doughnuts France SAS (“KK France”). As the Company has the ability to exercise significant influence over KK France, but it does not exercise control, the investment is accounted for using the equity method, and equity method earnings are recognized within Other expenses/(income), net on the Consolidated Statements of Operations.
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
The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition for the acquisition above.

KK U.S. Shops
Assets acquired:
Cash and cash equivalents	$7
Prepaid expense and other current assets	138
Property and equipment, net	1,542
Other intangible assets, net	11,203
Operating lease right of use asset, net	4,702
Deferred income taxes, net	2,678
Other assets	11
Total identified assets acquired	20,281
Liabilities assumed:
Accrued liabilities	(106)
Current operating lease liabilities	(221)
Noncurrent operating lease liabilities	(4,481)
Total liabilities assumed	(4,808)
Goodwill	3,975
Purchase consideration, net	$19,448
Transaction costs in 2022	$840
Transaction costs in 2021	6
Reportable segment	U.S.
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
Equity Method Investment in KK France
In the third quarter of fiscal 2022, the Company acquired a 33% noncontrolling ownership interest in the newly formed entity KK France, for approximately $1.0 million in cash.
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
Acquisition of Other Krispy Kreme Shops in 2021
In the first quarter of fiscal 2021, the Company acquired the business and operating assets of two franchisees, collectively consisting of 17 Krispy Kreme shops in the U.S. The Company paid total consideration of $38.1 million, consisting of $33.9 million of cash at the respective acquisition dates, $0.9 million of consideration payable to the sellers within 12 months of the respective acquisition dates, and $3.3 million settlement of amounts related to pre-existing relationships, to acquire substantially all of the shops’ assets.
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
The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition for the acquisitions above.

	KK Canada	KK U.S. Shops	Total Purchase Price Allocation for Acquisitions
Assets acquired:
Cash and cash equivalents	$2,015	$40	$2,055
Prepaid expense and other current assets	301	474	775
Property and equipment, net	2,365	3,829	6,194
Other intangible assets, net	6,873	23,906	30,779
Operating lease right of use asset, net	2,894	19,292	22,186
Other assets	103	897	1,000
Total identified assets acquired	14,551	48,438	62,989
Liabilities assumed:
Accounts payable	(1,639)	—	(1,639)
Accrued liabilities	(489)	(334)	(823)
Current operating lease liabilities	(554)	(2,093)	(2,647)
Noncurrent operating lease liabilities	(2,327)	(17,199)	(19,526)
Deferred income taxes, net	(2,021)	—	(2,021)
Total liabilities assumed	(7,030)	(19,626)	(26,656)
Goodwill	17,036	9,254	26,290
Noncontrolling interest	(9,822)	—	(9,822)
Purchase consideration, net	$14,735	$38,066	$52,801
Transaction costs in 2021	$2,502	$1,251	$3,753
Transaction costs in 2020	24	184	208
Reportable segment	Market Development	U.S.

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
Supplemental unaudited pro forma information
The following unaudited pro forma information presents estimated combined results of the Company as if the 2022 acquisitions had occurred on January 4, 2021, and the 2021 acquisitions had occurred on December 30, 2019:

	Fiscal Years Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Revenue	$1,686,104	$1,529,898	$1,384,391
Loss before income taxes	(40,994)	(8,163)	(4,098)
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
Note 3 — Accounts Receivable, net
The components of Accounts receivable, net are as follows:

	December 31, 2023	January 1, 2023
Trade receivables, net	$45,858	$40,131
Other receivables, net	12,478	10,262
Receivables from related parties, net	1,026	696
Total accounts receivable, net	$59,362	$51,089
Receivables from related parties, net includes receivables from equity method investees. Refer to Note 16, Related Party Transactions, to the audited Consolidated Financial Statements for further information.
Note 4 — Inventories
The components of Inventories are as follows:

	December 31, 2023	January 1, 2023
Raw materials	$21,000	$20,713
Work in progress	211	476
Finished goods and purchased merchandise (1)	13,505	25,050
Total inventories	$34,716	$46,239
(1)During the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, the Company recognized inventory write-offs of $11.2 million, $0.9 million, and $4.1 million respectively. The inventory write-offs in the fiscal year ended December 31, 2023, primarily related to the decision to exit the Branded Sweet Treats business.

Note 5 — Property and Equipment, net
Property and equipment, net consist of the following:

	December 31, 2023	January 1, 2023
Land	$12,115	$11,534
Buildings	158,672	154,768
Leasehold improvements	285,012	216,507
Machinery and equipment	355,044	282,222
Computer software	90,019	66,054
Construction and projects in progress	42,816	62,405
Property and equipment, gross	943,678	793,490
Less: Accumulated depreciation	(405,458)	(321,132)
Total property and equipment, net	$538,220	$472,358
Computer software includes $10.4 million and $9.6 million of costs to develop, code, test and license software under hosting arrangements as of December 31, 2023 and January 1, 2023, respectively. Software under hosting arrangements consists primarily of solutions that empower the Company’s consumer-facing website and mobile application. Total depreciation expense was $88.9 million, $76.8 million, and $68.6 million in the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.
Note 6 — Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reportable segment are as follows:

	U.S.	International	Market Development	Total
Balance as of January 2, 2022	$669,564	$283,342	$152,416	$1,105,322
Acquisitions	8,504	—	(4,417)	4,087
Foreign currency impact	—	(20,460)	(1,041)	(21,501)
Balance as of January 1, 2023	678,068	262,882	146,958	1,087,908
Measurement period adjustments related to fiscal year 2022 acquisitions	(112)	—	—	(112)
Foreign currency impact	—	13,797	346	14,143
Balance as of December 31, 2023	$677,956	$276,679	$147,304	$1,101,939
Acquisitions of franchises result in a reclassification of goodwill between segments.

Other Intangible Assets
Other intangible assets consist of the following:

	December 31, 2023			January 1, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible assets with indefinite lives
Trade name	$657,980	$—	$657,980	$657,900	$—	$657,900
Intangible assets with definite lives
Franchise agreements	30,390	(10,744)	19,646	30,632	(9,372)	21,260
Customer relationships	15,000	(6,413)	8,587	15,000	(5,548)	9,452
Reacquired franchise rights (1)	397,279	(137,143)	260,136	383,002	(105,526)	277,476
Website development costs	—	—	—	6,500	(6,500)	—
Total intangible assets with definite lives	442,669	(154,300)	288,369	435,134	(126,946)	308,188
Total intangible assets	$1,100,649	$(154,300)	$946,349	$1,093,034	$(126,946)	$966,088
(1)Reacquired franchise rights include the impact of foreign currency fluctuations associated with the respective countries.
Amortization expense related to intangible assets included in Depreciation and amortization expense was $29.4 million, $28.5 million, and $29.8 million for the fiscal years ended December 31, 2023, January 1, 2023 and January 2, 2022, respectively.
Estimated future amortization expense as of December 31, 2023 is as follows:

Fiscal year	Estimated amortization expense
2024	$29,768
2025	29,768
2026	29,849
2027	29,585
2028	29,537
Thereafter	139,862
Total	$288,369
The aforementioned estimates do not reflect the impact of future foreign exchange rate changes.
Note 7 — Vendor Finance Programs
The following table presents liabilities related to vendor finance programs which the Company participates in as a buyer as of December 31, 2023 and January 1, 2023:

	December 31, 2023	January 1, 2023	Balance Sheet Location
Supply chain financing programs	$51,239	$159,426	Accounts payable
Structured payables programs	130,104	103,575	Structured payables
Total Liabilities	$181,343	$263,001
Supply Chain Financing Programs
The Company has an agreement with a third-party administrator which allows participating vendors to track payments from the Company, and if voluntarily elected by the vendor, to sell payment obligations from the Company to financial institutions as part of the SCF program. The Company’s typical payment terms for trade payables range up to 180 days outside of the SCF program, depending on the type of vendors and the nature of the supplies or services. For vendors under the SCF program, the Company has established payable terms ranging up to, but not exceeding, 360 days. When participating vendors elect to sell one or more of the Company’s payment obligations, the Company’s rights and obligations to settle the payables on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor’s decision to enter into these agreements and the financial institutions do not provide the Company with incentives such as rebates or profit sharing to the Company under the SCF program. The Company and vendors agree on commercial terms for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry. The Company’s obligations to its vendors, including amounts due, are not impacted by the SCF program and thus remain classified as Accounts payable on the Consolidated Balance Sheets and the associated cash flows are included in operating activities in the Consolidated Statements of Cash Flows.
Structured Payables Programs
The Company utilizes various card products issued by financial institutions to facilitate purchases of goods and services. By using these products, the Company may receive differing levels of rebates based on timing of repayment. The payment obligations under these card products are classified as Structured payables on the Consolidated Balance Sheets and the associated cash flows are included in financing activities in the Consolidated Statements of Cash Flows.

Note 8 — Long-Term Debt
The Company’s long-term debt obligations consists of the following:

	December 31, 2023	January 1, 2023
2023 Facility — term loan	$682,500	$—
2023 Facility — revolving credit facility	155,000	—
Short-term lines of credit	11,000	—
2019 Facility - term loan	—	586,250
2019 Facility - revolving credit facility	—	162,500
Less: Debt issuance costs	(4,371)	(2,247)
Financing obligations	47,117	32,583
Total long-term debt	891,246	779,086
Less: Current portion of long-term debt	(54,631)	(40,034)
Long-term debt, less current portion	$836,615	$739,052
2023 and 2019 Secured Credit Facilities
In March 2023, the Company entered into a credit agreement (the “2023 Facility”) consisting of a $300.0 million senior secured revolving credit facility and a term loan with a principal amount of $700.0 million. The initial proceeds of the 2023 Facility were used, in part, to refinance the loans and commitments under the Company’s existing credit agreement (the “2019 Facility”), and thereupon terminate the 2019 Facility. The loans and commitments under the 2019 Facility were due to mature in June 2024, and the loans and commitments under the 2023 Facility will mature in March 2028. In addition to refinancing the loans and commitments under the 2019 Facility, loans made pursuant to the 2023 Facility may be used for general corporate purposes of the Company (including, but not limited to, financing working capital needs, capital expenditures, acquisitions, other investments, dividends, and stock repurchases) and for any other purpose not prohibited under the related loan documents. The 2023 Facility is secured by a first priority lien on substantially all of the Company’s personal property assets, certain real properties, and all of the Company’s domestic wholly owned subsidiaries.
The Company capitalized $7.5 million of debt issuance costs related to the 2023 Facility, $5.3 million of which is related to the term loan and $2.2 million related to the revolving credit facility. Additionally, the Company recognized $0.5 million expenses during the fiscal year ended December 31, 2023 related to unamortized debt issuance costs from the 2019 Facility associated with extinguished lenders, which are included in Interest expense, net in the Consolidated Statements of Operations.
After consideration of outstanding borrowings and letters of credit secured by the 2023 Facility, the Company had $145.0 million of available borrowing capacity under the revolving credit facility as of December 31, 2023. After consideration of outstanding borrowings and letters of credit secured by the 2019 Facility, the Company had $137.5 million of available borrowing capacity under the revolving credit facility as of January 1, 2023.
The 2023 Facility provides for quarterly scheduled principal payments on the term loan and repayment of all outstanding balances on the term loan and revolving credit facility at maturity, March 23, 2028. Further, the Company may be required to prepay additional amounts annually upon the occurrence of a prepayment event as defined in the 2023 Facility. Because the amounts of any such future repayments are not currently determinable, they are excluded from the long-term debt maturities schedule below.
The terms of the 2023 Facility are substantially similar to those of the 2019 Facility, except for the maturity date and the benchmark interest rate. Borrowings under the 2023 Facility are generally subject to an interest rate of adjusted term SOFR plus a credit spread adjustment of 0.10% plus (i) 2.25% if the Company’s leverage ratio (as defined in the 2023 Facility) equals or exceeds 4.00 to 1.00, (ii) 2.00% if the Company’s leverage ratio is less than 4.00 to 1.00 but greater than or equal to 3.00 to 1.00, or (iii) 1.75% if the Company’s leverage ratio is less than 3.00 to 1.00. As of December 31, 2023 and January 1, 2023, the unhedged interest rate was 7.46% under the 2023 Facility and 4.44% under the 2019 Facility, respectively. As of December 31, 2023 and January 1, 2023, $505.0 million out of the $682.5 million term loan balance and $505.0 million out of the $586.3 million term loan balance, respectively, was hedged, with the interest rate swap agreements scheduled to mature in June 2024. The effective interest rate on the term loan was approximately 6.80% and 5.45% for the fiscal years ended December 31, 2023 and January 1, 2023, respectively. Refer to Note 11, Derivative Instruments for further discussion of the interest rate swap arrangements.

The 2023 Facility allows the Company to obtain letters of credit by applying those amounts against the usage of the senior secured revolving credit facility. If obtained, the Company would be required to pay a fee equal to the Applicable Rate for SOFR-based loans on the outstanding amount of letters of credit plus a fronting fee to the issuing bank. Commitment fees on the unused portion of the senior secured revolving credit facility range from 0.25% to 0.375%, based on the Company’s leverage ratio. At December 31, 2023, January 1, 2023 and January 2, 2022, the fee on the unused portion of the senior secured revolving credit facility was 0.25%, included in Interest expense in the Consolidated Statements of Operations.
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
The 2023 Facility also contains covenants which, among other things, generally limit (with certain exceptions): mergers, amalgamations, or consolidations; the incurrence of additional indebtedness (including guarantees); the incurrence of additional liens; the sale, assignment, lease, conveyance, or transfer of assets; certain investments; dividends and stock redemptions or repurchases in excess of certain amounts; transactions with affiliates; engaging in materially different lines of business; and other activities customarily restricted in such agreements. The 2023 Facility also prohibits the transfer of cash or other assets to the parent company, whether by dividend, loan, or otherwise, but provides for exceptions to enable the parent company to pay taxes, directors’ fees, and operating expenses, as well as exceptions to permit dividends in respect of the Company’s common stock and stock redemptions and repurchases, to the extent permitted by the 2023 Facility. Subject to certain exceptions, the borrowings under the 2023 Facility are collateralized by substantially all of the Company’s assets (including its equity interests in its subsidiaries). As of December 31, 2023 and January 1, 2023, the Company was in compliance with the financial covenants related to the 2023 Facility and 2019 Facility, respectively.
The 2023 Facility also contains customary events of default including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, non-loan party indebtedness in excess of $35.0 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $35.0 million, and the occurrence of a change of control.
Borrowings and issuances of letters of credit under the 2023 Facility are subject to the satisfaction of usual and customary conditions, including the accuracy of representations and warranties and the absence of defaults.
The aggregate maturities of the 2023 Facility for each of the following five years by fiscal year are as follows:

Fiscal year	Principal Amount
2024	$35,000
2025	35,000
2026	35,000
2027	35,000
2028	697,500
Short-Term Lines of Credit
In September 2023, the Company approved two new agreements with existing lenders providing for short-term, uncommitted lines of credit up to $25.0 million. Borrowings under these short-term lines of credit are payable to the lenders on a revolving basis for tenors up to a maximum of three months and are subject to an interest rate of adjusted term SOFR plus a credit spread adjustment of 0.10% plus a margin of 1.75%. As of December 31, 2023, the Company had drawn $11.0 million under the agreements which is classified within Current portion of long-term debt on the Consolidated Balance Sheets.

Term Loan Facility
On June 10, 2021, the Company entered into the Term Loan Facility. On June 17, 2021, the Company borrowed $500.0 million under the Term Loan Facility. The borrowings under the Term Loan Facility bore an all-in interest rate of 2.68175%. As of December 31, 2023, there was no outstanding principal amount under the Term Loan Facility, as it was paid off in full and terminated on July 7, 2021, primarily using the net IPO proceeds with the difference being partially funded by a drawdown of $100.0 million on the 2019 Facility’s revolving credit facility. The Term Loan Facility would have matured on the earlier of (i) June 10, 2022 and (ii) within four business days following consummation of the IPO. The interest expense was $2.4 million for the fiscal year ended January 2, 2022, which included $1.7 million of debt issuance costs incurred and recognized as expenses.
Cash Payments of Interest
Interest paid, inclusive of debt issuance costs, totaled $55.8 million, $30.7 million, and $44.3 million in the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.
Financing Obligations
The Company has long-term financing obligations primarily in the form of lease obligations (related to both Company-owned and franchised restaurants). Refer to Note 9, Leases, to the audited Consolidated Financial Statements for additional discussion of the financing obligations.

Note 9 — Leases
The Company has various lease agreements related to real estate, vehicles, and equipment. Its operating leases include real estate (buildings and ground), vehicles, and equipment. Operating lease right of use assets and operating lease liabilities are recognized based on the present value of the future lease payments over the term. The operating lease right of use asset also includes accrued lease expense resulting from the straight-line accounting under prior accounting methods, which is now being amortized over the remaining life of the lease.
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
The Company’s finance leases relate primarily to vehicles and equipment. The lease payments are largely fixed in nature. The Company is generally obligated for the cost of property taxes, insurance, and common area maintenance relating to its leases, which are variable in nature. The Company determines the variable payments based on invoiced amounts from lessors. The Company has elected to not apply the recognition requirements to leases of 12 months or less. These leases will be expensed on a straight-line basis, and no operating lease liability will be recorded.
The Company included the following amounts related to operating and finance lease assets and liabilities within the Consolidated Balance Sheets:

		As of
		December 31, 2023	January 1, 2023
Assets	Classification
Operating lease	Operating lease right of use asset, net	$456,964	$417,381
Finance lease	Property and equipment, net	41,411	26,958
Total leased assets		$498,375	$444,339

Liabilities
Current
Operating lease	Current operating lease liabilities	$50,365	$43,160
Finance lease	Current portion of long-term debt	8,631	5,034
Noncurrent
Operating lease	Noncurrent operating lease liabilities	454,583	412,759
Finance lease	Long-term debt, less current portion	38,486	27,549
Total leased liabilities		$552,065	$488,502
The Company has long-term contractual obligations primarily in the form of lease obligations related to Company-operated restaurants and franchised restaurants. Interest expense associated with the finance lease obligations is computed using the IBR at the time the lease is entered into and is based on the amount of the outstanding lease obligation.

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases were as follows:

	As of
	December 31, 2023	January 1, 2023
Weighted average remaining lease term:
Operating lease	10.8 years	11.3 years
Finance lease	7.7 years	10.1 years
Weighted average discount rate:
Operating lease	7.03%	6.69%
Finance lease	7.29%	6.98%
Lease costs were as follows:

		Fiscal Years Ended
		December 31, 2023	January 1, 2023	January 2, 2022
Lease cost	Classification
Operating lease cost	Selling, general and administrative expense	$3,541	$3,390	$2,481
Operating lease cost	Operating expenses	89,539	85,173	85,429
Short-term lease cost	Operating expenses	5,064	5,234	2,513
Variable lease costs	Operating expenses	31,726	23,996	16,414
Sublease income	Royalties and other revenues	(140)	(210)	(386)
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization expense	$7,639	$5,027	$3,217
Interest on lease liabilities	Interest expense, net	2,709	1,958	2,002
Supplemental disclosures of cash flow information related to leases were as follows:

	Fiscal Years Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Other information
Cash paid for leases:
Operating cash flows for operating leases (1)	$117,977	$104,506	$91,967
Operating cash flows for finance leases	2,649	2,116	1,916
Financing cash flows for finance leases	8,442	4,681	4,901
Right of use assets obtained in exchange for new lease liabilities:
Operating leases	$86,549	$50,368	$95,284
Finance leases	22,785	8,158	2,328
(1)Operating cash flows for operating leases include variable rent payments which are not included in the measurement of lease liabilities. For the fiscal years ending December 31, 2023, January 1, 2023, and January 2, 2022, variable rent payments were $31.7 million, $24.0 million, and $16.4 million, respectively.
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
At the inception of the contract, management determines if the contract is or contains a lease. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The IBR reflects a fully secured rate based on the credit rating taking into consideration the repayment timing of the lease and any impacts due to the economic environment in which the lease operates. The estimate of the IBR reflects considerations such as market rates for the outstanding debt, interpolations of rates for leases with terms that differ from the outstanding debt, and market rates for debt of companies with similar credit ratings.
Future lease commitments to be paid by the Company as of December 31, 2023 were as follows:

Fiscal year	Operating Leases	Finance Leases
2024	$88,830	$12,384
2025	81,611	9,863
2026	79,807	9,838
2027	66,174	6,340
2028	56,068	4,407
Thereafter	386,706	20,513
Total lease payments	759,196	63,345
Less: Interest	(254,248)	(16,228)
Present value of lease liabilities	$504,948	$47,117
In the fiscal year ended December 31, 2023, the Company completed a sale-leaseback transaction whereby it disposed of the land at one real estate property for proceeds of $10.0 million. The Company subsequently leased back the property, which is accounted for as an operating lease. The Company recognized a cumulative gain on sale of $9.6 million, which is included in Other expenses/(income), net on the Consolidated Statements of Operations.
In the fiscal year ended January 1, 2023, the Company completed sale-leaseback transactions whereby it disposed of the land at three real estate properties for proceeds of $8.4 million. The Company subsequently leased back the properties, which are accounted for as operating leases. The Company recognized cumulative gains on sale of $6.5 million, which are included in Other expenses/(income), net on the Consolidated Statements of Operations.
Note 10 — Fair Value Measurements
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and January 1, 2023:

	December 31, 2023
	Level 1	Level 2
Assets:
Interest rate derivatives	—	1,596
Total Assets	$—	$1,596

Liabilities:
Foreign currency derivatives	$—	$345
Commodity derivatives	—	113
Total Liabilities	$—	$458

	January 1, 2023
	Level 1	Level 2
Assets:
401(k) mirror plan assets	$6	$—
Interest rate derivatives	—	10,461
Commodity derivatives	—	514
Total Assets	$6	$10,975

Liabilities:
Foreign currency derivatives	$—	$170
Total Liabilities	$—	$170
There were no assets nor liabilities measured using Level 3 inputs and no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the fiscal years ended December 31, 2023 and January 1, 2023. The Company’s derivatives are valued using discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates.
Note 11 — Derivative Instruments
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
Commodity Price Risk
The Company uses forward contracts to protect against the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar, and shortening are the most significant, and the cost of fuel used by its delivery vehicles. Management has not designated these forward contracts as hedges. As of December 31, 2023 and January 1, 2023 the total notional amount of commodity derivatives was 1.8 million and 1.7 million gallons of fuel, respectively. They were scheduled to mature between January 1, 2024 and December 31, 2024, and January 2, 2023 and December 1, 2024, respectively. As of December 31, 2023 and January 1, 2023, the Company has recorded a liability of $0.1 million and an asset of $0.5 million, respectively, related to the fair market values of its commodity derivatives. The settlement of commodity derivative contracts is reported in the Consolidated Statements of Cash Flows as a cash flow from operating activities.
Interest Rate Risk
The Company is exposed to market risk from increases in interest rates on any borrowings under its debt facilities. As of the end of fiscal 2020, the Company was entered into various interest rate swap agreements with a notional amount totaling $505.0 million. Under these interest rate swap agreements, the Company made payments based on a fixed rate of 1.99% for $300.0 million of the hedged notional, 2.72% for $155.0 million of the hedged notional, and 0.95% for $50.0 million of the hedged notional, and in exchange received payments at a variable rate based on the one-month LIBOR. These agreements were all due to mature in June 2024.
In the fourth quarter of fiscal 2022, the Company cancelled certain interest rate swap agreements with an aggregate notional amount of $240.0 million, collecting $8.5 million in cash proceeds, and entered into new agreements with the same counterparties. The only difference between these new agreements and the prior versions included the setting of a new payment rate on the fixed component of the swaps (4.64%).
In the first quarter of fiscal 2023, the Company cancelled certain interest rate swap agreements with an aggregate notional amount of $265.0 million, collecting $7.7 million in cash proceeds, and entered into new agreements with the same counterparties. The primary difference between these new agreements and the prior versions included the setting of a new payment rate on the fixed component of the swaps (4.38%). At the same time, the Company also amended the benchmark interest rate on the floating component of all $505.0 million hedged notional to one-month SOFR, corresponding to the new interest rate on its refinanced credit facility discussed in Note 8, Long-Term Debt, to the audited Consolidated Financial Statements.
The net effect of the interest rate swap arrangements will be to fix the interest rate on the term loan under the 2023 Facility up to the notional amount outstanding at the rates payable under the swap agreements plus the Applicable Rate (as defined by the 2023 Facility), through the swap maturity dates in June 2024. Management has designated the interest rate swap agreements as cash flow hedges and recognized the changes in the fair value of these swaps in other comprehensive income. As of December 31, 2023 and January 1, 2023, the Company has recorded assets of $1.6 million and $10.5 million, respectively, related to the fair market values of its interest rate derivatives. The cash flows associated with the interest rate swaps are reflected in the operating activities in the Consolidated Statements of Cash Flows, which is consistent with the classification as operating activities of the interest payments on the term loan.
All of the interest rate swap derivatives have certain early termination triggers caused by an event of default or termination. The events of default include failure to make payments when due, failure to give notice of a termination event, failure to comply with or perform obligations under the agreements, bankruptcy or insolvency, and defaults under other agreements (cross-default provisions).
Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency risk primarily from its investments in consolidated subsidiaries that operate in Canada, the U.K., Ireland, Australia, New Zealand, Mexico, and Japan. In order to mitigate foreign exchange fluctuations, the Company enters into foreign exchange forward contracts. Management has not designated these forward contracts as hedges. As of December 31, 2023 and January 1, 2023, the total notional amount of foreign exchange derivatives was $49.8 million and $59.0 million, respectively. They were scheduled to mature in January 2024 and between January 2023 and February 2023, respectively. As of December 31, 2023 and January 1, 2023, the Company has recorded liabilities of $0.3 million and $0.2 million, respectively, related to the fair market values of its foreign exchange derivatives.
Quantitative Summary of Derivative Positions and Their Effect on Results of Operations
The following tables present the fair values of derivative instruments included in the Consolidated Balance Sheets as of December 31, 2023 and January 1, 2023 for derivatives not designated as hedging instruments and derivatives designed as hedging instruments, respectively. The Company only has cash flow hedges that are designated as hedging instruments.

	Derivatives Fair Value
Derivatives Not Designated as Hedging Instruments	December 31, 2023	January 1, 2023	Balance Sheet Location
Commodity derivatives	$—	$514	Prepaid expense and other current assets
Total Assets	$—	$514
Foreign currency derivatives	$345	$170	Accrued liabilities
Commodity derivatives	113	—	Accrued liabilities
Total Liabilities	$458	$170

	Derivatives Fair Value
Derivatives Designated as Hedging Instruments	December 31, 2023	January 1, 2023	Balance Sheet Location
Interest rate derivatives (current)	$1,596	$7,218	Prepaid expense and other current assets
Interest rate derivatives (noncurrent)	—	3,243	Other assets
Total Assets	$1,596	$10,461
The effect of derivative instruments on the Consolidated Statements of Operations for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022 is as follows:

	Derivative Gain/(Loss) Recognized in Income in Fiscal Years Ended
Derivatives Designated as Hedging Instruments	December 31, 2023	January 1, 2023	January 2, 2022	Location of Derivative Gain/(Loss) Recognized in Income
Gain/(loss) on interest rate derivatives	$8,624	$(2,727)	$(10,291)	Interest expense, net
	$8,624	$(2,727)	$(10,291)

	Derivative (Loss)/Gain Recognized in Income in Fiscal Years Ended
Derivatives Not Designated as Hedging Instruments	December 31, 2023	January 1, 2023	January 2, 2022	Location of Derivative (Loss)/Gain Recognized in Income
Loss on foreign currency derivatives	$(175)	$(90)	$(62)	Other non-operating expense, net
(Loss)/gain on commodity derivatives	(627)	(972)	1,066	Other non-operating expense, net
	$(802)	$(1,062)	$1,004
Note 12 — Employee Benefit Plans
Defined Contribution Plans
The Company has a 401(k) savings plan for Krispy Kremers in the U.S. (the “401(k) Plan”) to which eligible employees may contribute up to 100% of their salary and bonus on a tax deferred basis, subject to statutory limitations. The Company currently matches 100% of the first 3% and 50% of the next 2% of compensation contributed by each employee to the 401(k) Plan. The Company match is immediately 100% vested.
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

KK Australia operates a defined contribution retirement benefit plan for its employees in Australia (the “Australia Plan”) and in New Zealand (the “New Zealand Plan”). The Company contributes 11% of employee compensation to the Australia Plan and matches employee contributions of up to 3% of compensation to the New Zealand Plan.
KK Canada operates a Registered Retirement Savings Plan (“RRSP”) for its employees in Canada (the “Canada Plan”) which allows eligible employees to contribute. For certain salaried employees, the Company will match eligible employee contributions up to 2.5% of their annual base salary.
Total contribution plan expense for defined contribution plans is $8.5 million, $7.4 million, and $6.6 million for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.
Other Employee Benefit Plans
The Company has a Nonqualified Deferred Compensation Plan (the “401(k) Mirror Plan”) designed to enable officers of the Company whose contributions to the 401(k) Plan are limited by certain statutory limitations to have the same opportunity to defer compensation as is available to other employees of the Company under the qualified 401(k) savings plan. The investments are not a legally separate fund of assets and are subject to the claims of the Company’s general creditors. Such investments are included in Other assets in the Consolidated Balance Sheets. The corresponding liability to participants is included in Other long-term obligations and deferred credits in the Consolidated Balance Sheets. There was no balance in the asset and corresponding liability account as of December 31, 2023 and the balance was less than $0.1 million as of January 1, 2023.
KK Mexico operates defined benefit plans for its employees related to seniority premium (the “Mexico Seniority Premium Plan”) and termination indemnity (the “Mexico Termination Indemnity Plan”). The Mexico Seniority Premium Plan provides eligible employees a defined benefit of 12 days of salary per full year of service, and the Mexico Termination Indemnity Plan provides eligible employees a defined benefit of up to three months of base salary plus 20 days per year worked. Net periodic benefit cost for these plans totaled less than $0.2 million for the fiscal years ended December 31, 2023 and January 1, 2023, respectively.
Note 13 — Share-based Compensation
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
RSUs and PSUs held by KKI are granted to U.S. employees and directors as well as certain employees of the Company’s subsidiaries. Certain U.K. employees receive RSUs held by KKUK. Certain Insomnia Cookies employees receive RSUs held by Insomnia Cookies. Certain Australia employees receive RSUs held by KK Australia. Certain Mexico employees receive RSUs held by KK Mexico.
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
RSU and PSU activity under the various plans during the fiscal years presented is as follows:

(in thousands, except per share amounts)	Non-vested shares outstanding at January 2, 2022	Granted	Vested	Forfeited	Non-vested shares outstanding at January 1, 2023	Granted	Vested	Forfeited	Non-vested shares outstanding at December 31, 2023
KKI
RSUs and PSUs	5,866	1,049	1,060	909	4,946	3,063	669	555	6,785
Weighted Average Grant Date Fair Value	$13.78	14.27	11.79	14.24	$14.23	14.48	11.62	14.89	$14.54
KKUK
RSUs	60	—	—	—	60	—	50	3	7
Weighted Average Grant Date Fair Value	$15.77	—	—	—	$15.77	—	13.41	21.21	$29.80
Insomnia Cookies
RSUs	33	11	1	5	38	15	3	3	47
Weighted Average Grant Date Fair Value	$79.66	168.57	74.12	102.67	$101.54	156.25	63.70	116.58	$120.21
KK Australia
RSUs	1,897	21	1,564	—	354	—	169	—	185
Weighted Average Grant Date Fair Value	$1.48	1.73	1.49	—	$1.47	—	1.36	—	$1.57
KK Mexico
RSUs	58	2	—	—	60	—	—	40	20
Weighted Average Grant Date Fair Value	$32.86	40.14	—	—	$33.08	—	—	34.58	$30.18
The Company recorded total non-cash compensation expense related to the RSUs and PSUs under the plans of $20.6 million, $15.5 million, and $19.6 million for fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. The net deferred tax benefit/(expense) recognized was $2.1 million, ($0.3 million), and ($4.9 million) for fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.
The unrecognized compensation cost related to the unvested RSUs and PSUs and the weighted-average period over which such cost is expected to be recognized are as follows:

	As of December 31, 2023
	Unrecognized Compensation Cost	Recognized Over a Weighted- Average Period of
KKI	$61,029	3.1 years
KKUK	105	2.5 years
Insomnia Cookies	3,661	1.0 year
KK Australia	92	1.5 years
KK Mexico	266	1.6 years
The estimated fair value of restricted stock is calculated using a market approach (i.e., market multiple is used for the KKI, KKUK and Insomnia Cookies’ plans and an agreed-upon EBITDA buyout multiple is used for KK Australia and KK Mexico plans).
The total grant date fair values of shares vested under the KKI plan were $7.8 million, $12.5 million, and $24.0 million for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. The total grant date fair values of shares vested under the KKUK plan was $0.7 million and $4.3 million for the fiscal years ended December 31, 2023 and January 2, 2022, respectively; no shares vested during the fiscal year ended January 1, 2023. The total grant date fair values of shares vested under the Insomnia Cookies plan was $0.2 million for the fiscal year ended December 31, 2023, and $0.1 million for each of the fiscal years ended January 1, 2023, and January 2, 2022. The total grant date fair values of shares vested under the KK Australia plan were $0.2 million and $2.3 million for the fiscal years ended December 31, 2023 and January 1, 2023, respectively; no shares vested for the fiscal year ended January 2, 2022. No shares under the KK Mexico plan vested during the three fiscal years presented.
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
The fair value of time-vested stock options was estimated on the date of grant using the Black-Scholes option pricing model. This model is impacted by the Company’s stock price and certain assumptions related to the Company’s stock and employees’ exercise behavior. The expected term for stock options granted was estimated utilizing the simplified method. Management utilized the simplified method because the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate assumption was based on yields of U.S. Treasury securities in effect at the date of grant with terms similar to the expected term. Expected volatility was estimated based on the Company’s historical volatility, and also considering historical volatility of peer companies over a period equivalent to the expected term. Additionally, the dividend yield was estimated based on dividends currently being paid on the underlying common stock at the date of grant. Estimated and actual forfeitures have not had a material impact on share-based compensation expense.
The following weighted-average assumptions were utilized in determining the fair value of the time-vested stock options granted during the fiscal years presented:

	Fiscal Years Ended
	December 31, 2023	January 1, 2023
KKI
Risk-free interest rate	3.7%	—%
Expected volatility	35.1%	—%
Dividend yield	1.0%	—%
Expected term (years)	6.5 years	—

A summary of the status of the time-vested stock options as of December 31, 2023 and changes during fiscal years presented is as follows:

	Share options outstanding at				Share options outstanding at				Share options outstanding at
(in thousands, except per share amounts)	January 2, 2022	Granted	Exercised	Forfeited or expired	January 1, 2023	Granted	Exercised	Forfeited or expired	December 31, 2023
KKI
Options	2,817	—	—	248	2,569	424	—	—	2,993
Weighted Average Grant Date Fair Value	$6.10	—	—	6.10	$6.10	4.72	—	—	$5.90
Weighted Average Exercise Price	$14.61	—	—	14.61	$14.61	12.45	—	—	$14.30
Weighted Average Remaining Contractual Term (years)	9.3 years				8.3 years				7.5 years
Aggregate Intrinsic Value (in thousands)	$12,151				$—				$2,352
The Company recorded total non-cash compensation expense related to the time-vested stock options of $3.6 million, $2.7 million, and $3.3 million for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.
The unrecognized compensation cost related to the unvested stock options and the weighted-average period over which such cost is expected to be recognized are as follows:

	As of December 31, 2023
	Unrecognized Compensation Cost	Recognized Over a Weighted- Average Period of
KKI	$8,203	2.3 years
No time-vested stock options under the KKI plan vested nor were exercised during the fiscal periods presented.
Note 14 — Income Taxes
Income (loss) before income taxes consisted of:

	Fiscal Years Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Domestic	$(59,174)	$(49,910)	$(49,348)
Foreign	18,180	41,747	45,250
Loss before income taxes	$(40,994)	$(8,163)	$(4,098)
Domestic income (loss) before income taxes includes unallocated corporate costs, which include general corporate expenses.

The components of the provision for income taxes are as follows:

	Fiscal Years Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Current:
Federal	$(2,213)	$—	$—
State	138	1,033	347
International	16,214	13,816	13,894
Total current	$14,139	$14,849	$14,241
Deferred and other:
Federal	$(10,971)	$(13,960)	$4,310
State	(2,552)	4,280	(5,739)
International	(4,963)	(4,557)	(2,067)
Total deferred and other	$(18,486)	$(14,237)	$(3,496)
Income tax (benefit)/expense	$(4,347)	$612	$10,745
A reconciliation of the statutory U.S. federal income tax rate and the Company’s effective tax rate is as follows:

	Fiscal Years Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Statutory federal rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.3	12.6	(2.8)
Foreign operations	(11.0)	(66.8)	(12.9)
Change in valuation allowance	(2.0)	24.9	14.3
Noncontrolling interest	(0.2)	17.2	46.8
Impact of uncertain tax positions	6.2	62.2	9.1
Other permanent differences	(0.6)	(1.5)	(14.2)
Transaction costs	—	(0.1)	(5.1)
Deferred adjustments	(3.8)	(48.7)	(96.1)
Share-based compensation	(6.3)	(30.3)	(217.4)
Other	1.0	2.0	(4.9)
Effective tax rate	10.6%	(7.5)%	(262.2)%
The Company establishes valuation allowances for deferred income tax assets in accordance with GAAP, which provides that such valuation allowances shall be established unless realization of the income tax benefits is more likely than not.
The Company recognizes deferred income tax assets and liabilities based upon its expectation of the future tax consequences of temporary differences between the income tax and financial reporting bases of assets and liabilities. Deferred tax liabilities generally represent tax expense recognized for which payment has been deferred, or expenses which have been deducted in the Company’s tax returns, but which have not yet been recognized as an expense in the financial statements. Deferred tax assets generally represent tax deductions or credits that will be reflected in future tax returns for which the Company has already recorded a tax benefit in the audited Consolidated Financial Statements.
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

The tax effects of temporary differences are as follows:

	As of
	December 31, 2023	January 1, 2023
Deferred income tax assets:
Intangible assets	$1,283	$1,499
Accrued compensation	6,450	3,019
Insurance accruals	2,642	2,296
Share-based compensation	4,553	2,483
Deferred revenue	2,451	2,016
Transaction costs	1,339	1,481
Disallowed interest expense	30,087	20,685
Lease liabilities	113,626	107,850
Foreign net operating loss carryforward	2,517	2,147
Federal net operating loss carryforward	22,755	27,086
Federal tax credits	15,426	15,121
State net operating loss and credit carryforwards	11,842	11,888
Other	13,899	11,333
Gross deferred income tax assets	228,870	208,904
Valuation allowance	(29,084)	(27,940)
Deferred income tax assets, net of valuation allowance	$199,786	$180,964
Deferred income tax liabilities:
Intangible assets	$(151,610)	$(149,928)
Subsidiary investments	(15,145)	(12,181)
Property and equipment	(19,514)	(23,912)
Foreign reacquired franchise rights	(29,573)	(31,677)
Lease right of use assets	(102,178)	(97,076)
Unrealized income on foreign currency translation	(1,876)	(4,750)
Other	(1,702)	(1,831)
Gross deferred income tax liabilities	(321,598)	(321,355)
Net deferred income tax liabilities	$(121,812)	$(140,391)

The presentation of deferred income taxes on the Consolidated Balance Sheets is as follows:

	As of
	December 31, 2023	January 1, 2023
Included in:
Other assets	$2,113	$2,733
Deferred income taxes, net	(123,925)	(143,124)
Net deferred income tax liabilities	$(121,812)	$(140,391)
As of December 31, 2023, the Company had net operating loss (“NOL”) carryforwards of approximately $248.8 million for U.S. state tax purposes and $108.4 million for U.S. federal tax purposes. As of January 1, 2023, the Company had NOL carryforwards of approximately $249.8 million for U.S. state tax purposes and $129.0 million for U.S. federal tax purposes. U.S. federal NOL carryforwards are eligible to be carried forward indefinitely. A portion of the Company’s U.S. state tax carryforwards began to expire in fiscal 2023. As of December 31, 2023 and January 1, 2023 the Company had foreign NOL carryforwards of approximately $8.7 million and $7.5 million, respectively. As of December 31, 2023, $6.6 million of the foreign NOL carryforwards have a 10-year carryover period and the remaining $2.1 million have no expiration.
As of December 31, 2023, the Company had various tax credit carryforwards of $15.4 million for U.S. federal purposes and none for U.S. state purposes. As of January 1, 2023, the Company had various tax credit carryforwards of $15.0 million for U.S. federal purposes and none for U.S. state purposes. If not utilized, the credits can be carried forward between 10 and 20 years. A portion of the U.S. tax credit carryforwards began to expire in fiscal 2023. If certain substantial changes in the entity’s ownership occur, there would be an annual limitation on the amount of the NOLs and credits that can be utilized.
The valuation allowances of $29.1 million and $27.9 million as of December 31, 2023 and January 1, 2023 respectively, represent the portion of its deferred tax assets that the Company does not believe would more likely than not be realized in the future. Of the $29.1 million as of December 31, 2023, $2.3 million is for foreign NOL carryforwards, $11.9 million is for U.S. state tax carryforwards, and $14.8 million is for U.S. foreign tax credits and other business credits, for which sufficient taxable income is not expected to be generated. The increase in valuation allowance is primarily attributable to additional foreign and state NOLs for which future sufficient taxable income is not expected to be generated. Of the $27.9 million as of January 1, 2023, $1.5 million is for KK Mexico loss carryforwards, $11.9 million is for U.S. state tax carryforwards, and $14.5 million is for U.S. foreign tax credits and other business credits, for which sufficient taxable income is not expected to be generated.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act made various tax law changes including among other things (i) modifications to the federal NOL carryback rules, (ii) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest, (iii) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), and (iv) permitted the deferral of the employer’s portion of social security taxes. The Company was able to defer $7.3 million of social security taxes to future years during the fiscal year ended January 3, 2021. During the fiscal year ended January 2, 2022, the Company repaid half of the deferred social security taxes and repaid the remaining deferred social security taxes on January 3, 2023.
The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. With few exceptions, the Company is no longer subject to examination by U.S., state, or foreign tax authorities for years before 2017.
Income tax payments, net of refunds, were $11.1 million, $16.7 million, and $13.6 million in the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	As of
	December 31, 2023	January 1, 2023
Unrecognized tax benefits at beginning of year	$13,513	$18,478
Decreases related to positions taken in prior years	(160)	(221)
Decreases related to positions taken in prior years due to lapse of statute	(2,817)	(4,744)
Unrecognized tax benefits at end of year	$10,536	$13,513
Approximately all of the aggregate $10.5 million and $13.5 million of unrecognized income tax benefits as of December 31, 2023 and January 1, 2023, respectively, would, if recognized, impact the annual effective tax rate. The Company does not believe that changes in its uncertain tax benefits will result in a material impact during the next 12 months.
The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company’s Consolidated Balance Sheets reflect approximately $1.6 million, and $1.9 million of accrued interest and penalties as of December 31, 2023 and January 1, 2023, respectively. Interest and penalties were not material during the years presented in the Company’s Consolidated Statements of Operations.
Note 15 — Commitments and Contingencies
Pending Litigation
Illinois BIPA litigation
In March 2023, an employee filed a lawsuit on behalf of himself and all others similarly situated against the Company, alleging violations of the Illinois Biometric Information Privacy Act. In May 2023, the Company moved for a stay pending resolution of a similar case before the Illinois Supreme Court. The Company believes that it has meritorious defenses to the complaint and will vigorously defend against these claims. The Company has accrued an immaterial amount and management does not believe that this matter will have a material adverse effect on the Company’s audited Consolidated Financial Statements.
Resolved Litigation
TSW litigation
On November 13, 2020 TSW Foods, LLC (“TSW”), a reseller of certain Krispy Kreme packaged products, filed a demand for arbitration and statement of claim alleging Anticipatory Repudiation of the Master Reseller Agreement, Breach of the Master Reseller Agreement, and Breach of the Implied Covenant of Good Faith and Fair Dealing. On July 14, 2022, the Company and TSW negotiated a net settlement of approximately $3.3 million, for which the related payment has been reflected in the accompanying audited Consolidated Financial Statements.
Other Legal Matters
The Company also is engaged in various legal proceedings arising in the normal course of business. The Company maintains insurance policies against certain kinds of such claims and suits, including insurance policies for workers’ compensation and personal injury, all of which are subject to deductibles. While the ultimate outcome of these matters could differ from management’s expectations, management currently does not believe their resolution will have a material adverse effect on the Company’s audited Consolidated Financial Statements.

Purchase Commitments
The Company is exposed to the effects of commodity price fluctuations on the cost of ingredients for its products, of which flour, shortening, and sugar are the most significant. In order to secure adequate supplies of products and bring greater stability to the cost of ingredients, the Company routinely enters into forward purchase contracts with vendors under which it commits to purchase agreed-upon quantities of ingredients at agreed-upon prices at specified future dates. Typically, the aggregate outstanding purchase commitment at any point in time will range from one month to several years of anticipated ingredients purchases, depending on the ingredient. In addition, from time to time the Company enters into contracts for the future delivery of equipment purchased for resale and components of doughnut-making equipment manufactured by the Company. As of December 31, 2023 and January 1, 2023, the Company had approximately $130.5 million and $118.5 million, respectively, of commitments under ingredient and other forward purchase contracts. These ingredient and other forward purchase contracts are for physical delivery in quantities expected to be used over a reasonable period in the normal course of business. These agreements often meet the definition of a derivative. However, the Company does not measure its forward purchase commitments at fair value as the amounts under contract meet the physical delivery criteria in the normal purchase exception under ASC 815, Derivatives and Hedging. While the Company has multiple vendors for most of the ingredients, the termination of the Company’s relationships with vendors with whom it has forward purchase agreements, or those vendors’ inability to honor the purchase commitments, could adversely affect the Company’s results of operations and cash flows.
Other Commitments and Contingencies
The Company’s primary banks issued letters of credit on its behalf totaling $15.4 million and $11.1 million as of December 31, 2023 and January 1, 2023, respectively, a majority of which secure the Company’s reimbursement obligations to insurers under its self-insurance arrangements.
Note 16 — Related Party Transactions
As of December 31, 2023 and January 1, 2023, the Company had an equity ownership in three franchisees, KremeWorks USA, LLC (20% ownership), KremeWorks Canada, L.P. (25% ownership), and KK France (33% ownership), with an aggregate carrying value of $2.8 million and $1.9 million, respectively. Revenues from sales of ingredients and equipment to these franchisees were $9.5 million, $8.8 million, and $7.4 million for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. Royalty revenues from these franchisees were $1.6 million, $1.4 million, and $1.3 million for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. Trade receivables from these franchisees are included in Accounts receivable, net on the Consolidated Balance Sheets. These transactions were conducted pursuant to franchise agreements, the terms of which are substantially the same as the agreements with unaffiliated franchisees. Refer to Note 3, Accounts Receivable, net, to the audited Consolidated Financial Statements for more information.
Keurig Dr Pepper Inc. (“KDP”), an affiliated company of JAB, licenses the Krispy Kreme trademark for the Company in the manufacturing of portion packs for the Keurig brewing system. KDP also sells beverage concentrates and packaged beverages to Krispy Kreme for resale through Krispy Kreme’s shops. Licensing revenues from KDP were $2.2 million, $2.3 million, and $1.9 million for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.
The Company had service agreements with BDT Capital Partners, LLC (“BDT”), a minority investor in KKI, to provide advisory services to the Company, including valuation services related to certain acquisitions. The Company recognized expenses of $1.1 million and $1.0 million related to the service agreements with BDT for the fiscal years ended January 1, 2023 and January 2, 2022, respectively. No related costs were incurred for the fiscal year ended December 31, 2023. In connection with valuation assistance provided by BDT in preparation for the IPO, the Company incurred costs of $6.3 million that were capitalized in Additional paid-in capital for the fiscal year ended January 2, 2022. No related costs were incurred for the fiscal years ended December 31, 2023 and January 1, 2023.
The Company was party to a senior unsecured note agreement (“the original agreement”) with KK GP for an aggregate principal amount of $283.1 million. In April 2019, the Company entered into an additional unsecured note with KK GP for $54.0 million (such notes together, the “Related Party Notes”). As of January 3, 2021, the outstanding amount of principal and interest was $344.6 million. The Related Party Notes were paid off in full during the second quarter of fiscal 2021. The interest expense for the fiscal year ended January 2, 2022 was $10.4 million. No interest expense was recorded for the fiscal years ended December 31, 2023 and January 1, 2023.
The Company granted loans to employees of KKI, KKUK, KK Australia, KK Mexico and Insomnia Cookies for the purchase of shares in those subsidiaries. The loan balance was $3.9 million and $4.8 million as of December 31, 2023 and January 1, 2023, respectively, and it is presented as a reduction from Shareholders’ equity on the Consolidated Balance Sheets.

Note 17 — Revenue Recognition
Disaggregation of Revenues
Revenues are disaggregated as follows:

	Fiscal Years Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Company Shops, DFD and Branded Sweet Treats	$1,592,573	$1,443,261	$1,305,597
Mix and equipment revenue from franchisees	58,593	54,621	47,869
Franchise royalties and other	34,938	32,016	30,925
Total net revenues	$1,686,104	$1,529,898	$1,384,391
Other revenues include advertising fund contributions from franchisees, rental income, development and franchise fees, and licensing royalties from Keurig related to Krispy Kreme brands coffee sales.
Contract Balances
Deferred revenue and related receivables are as follows:

	December 31, 2023	January 1, 2023	Balance Sheet Location
Trade receivables, net of allowances of $564 and $282, respectively	$45,858	$40,131	Accounts receivables, net
Deferred revenue:
Current	$22,066	$19,417	Accrued liabilities
Noncurrent	6,005	3,946	Other long-term obligations and deferred credits
Total deferred revenue	$28,071	$23,363
Trade receivables at the end of each fiscal year relate primarily to payments due for royalties, franchise fees, advertising fees, sale of products, and licensing fees. Deferred revenue primarily represents the Company’s remaining performance obligations under gift cards and franchise and development agreements for which consideration has been received or is receivable and is generally recognized on a straight-line basis over the remaining term of the related agreement. The noncurrent portion of deferred revenue primarily relates to the remaining performance obligations in the franchise and development agreements. Of the deferred revenue balances as of January 1, 2023, $12.2 million was recognized as revenue in the fiscal year ended December 31, 2023. Of the deferred revenue balance as of January 2, 2022, $10.8 million was recognized as revenue in fiscal the year ended January 1, 2023.
Transaction Price Allocated to Remaining Performance Obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially satisfied as of December 31, 2023 is as follows:

Fiscal year
2024	$14,930
2025	4,022
2026	1,730
2027	2,161
2028	925
Thereafter	4,303
$28,071
The estimated revenue in the table above relates to gift cards, consumer loyalty programs, and franchise fees paid upfront which are recognized over the life of the franchise agreement. The estimated revenue does not contemplate future issuances of gift cards nor benefits to be earned by members of consumer loyalty programs. The estimated revenue also does not contemplate future franchise renewals or new franchise agreements for shops for which a franchise agreement or development agreement does not exist as of December 31, 2023. The Company has applied the sales-based royalty exemption which permits exclusion of variable consideration in the form of sales-based royalties from the disclosure of remaining performance obligations in the table above.
Note 18 — Net Loss per Share
The following table presents the calculations of basic and diluted EPS:

	Fiscal Years Ended
(in thousands, except per share amounts)	December 31, 2023	January 1, 2023	January 2, 2022
Net loss attributable to Krispy Kreme, Inc.	$(37,925)	$(15,622)	$(24,506)
Adjustment to net loss attributable to common shareholders	—	(374)	(1,468)
Net loss attributable to common shareholders — Basic	$(37,925)	$(15,996)	$(25,974)
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(28)	(143)	(122)
Net loss attributable to common shareholders — Diluted	$(37,953)	$(16,139)	$(26,096)
Basic weighted average common shares outstanding	168,289	167,471	147,655
Dilutive effect of outstanding common stock options, RSUs, and PSUs	—	—	—
Diluted weighted average common shares outstanding	168,289	167,471	147,655
Loss per share attributable to common shareholders:
Basic	$(0.23)	$(0.10)	$(0.18)
Diluted	$(0.23)	$(0.10)	$(0.18)
Potential dilutive shares consist of unvested RSUs and PSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes certain unvested RSUs granted under certain subsidiaries’ executive ownership plans and long-term incentive plans, because their inclusion would have been antidilutive. Refer to Note 13, Share-based Compensation, to the audited Consolidated Financial Statements for further information about the plans.
The following table summarizes the gross number of potential dilutive unvested RSUs and PSUs excluded due to antidilution (unadjusted for the treasury stock method):

	Fiscal Years Ended
(in thousands)	December 31, 2023	January 1, 2023	January 2, 2022
KKI	6,785	4,946	5,866
KKUK	7	60	—
Insomnia Cookies	47	—	—
KK Australia	—	—	—
KK Mexico	—	—	—
For the fiscal years ended December 31, 2023 and January 1, 2023, all 3.0 million and 2.6 million time-vested stock options, respectively, were excluded from the computation of diluted weighted average common shares outstanding based on application of the treasury stock method.
Note 19 — Segment Reporting
The Company conducts business through the following three reportable segments:
•U.S.: Includes all Company-owned operations in the U.S., including Krispy Kreme-branded shops and Insomnia Cookies Bakeries, DFD, and the recently exited Branded Sweet Treats business;

•International: Includes all Krispy Kreme’s Company-owned operations in the U.K., Ireland, Australia, New Zealand, and Mexico; and
•Market Development: Includes franchise operations across the globe, as well as the Company-owned operations in Japan and Canada.
Unallocated corporate costs are excluded from the Company’s measurement of segment performance. These costs include general corporate expenses.
Segment information is identified and prepared on the same basis that the Chief Executive Officer (“CEO”), the Company’s CODM, evaluates financial results, allocates resources and makes key operating decisions. The CODM allocates resources and assesses performance based on geography and line of business, which represents the Company’s operating segments. The operating segments within the U.S. and International reportable segments have been evaluated and combined into reportable segments because they have met the similar economic characteristics and qualitative aggregation criteria set forth in the relevant accounting guidance.
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
The reportable segment results are as follows:

	Fiscal Years Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Net revenues:
U.S.	$1,104,944	$1,010,250	$923,129
International	401,801	365,916	332,995
Market Development	179,359	153,732	128,267
Total net revenues	$1,686,104	$1,529,898	$1,384,391

	Fiscal Years Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Depreciation and amortization:
U.S.	$70,884	$61,112	$55,157
International	39,651	35,717	36,139
Market Development	3,993	3,584	2,332
Corporate	11,366	9,848	7,980
Total depreciation and amortization	$125,894	$110,261	$101,608

	Fiscal Years Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Segment Adjusted EBITDA:
U.S	$130,979	$112,283	$105,753
International	76,503	75,512	81,422
Market Development	62,995	50,621	42,642
Corporate	(58,853)	(47,687)	(41,872)
Adjusted EBITDA	211,624	190,729	187,945
Interest expense, net	50,341	34,102	32,622
Interest expense — related party (1)	—	—	10,387
Income tax (benefit)/expense	(4,347)	612	10,745
Depreciation and amortization expense	125,894	110,261	101,608
Share-based compensation	24,196	18,170	22,923
Employer payroll taxes related to share-based compensation	395	312	2,044
Other non-operating expense, net (2)	3,798	3,036	2,191
Strategic initiatives (3)	29,057	2,841	—
Acquisition and integration expenses (4)	511	2,333	5,255
New market penetration expenses (5)	1,380	1,511	—
Shop closure expenses (6)	17,335	19,465	2,766
Restructuring and severance expenses (7)	5,050	7,125	1,733
IPO-related expenses (8)	—	—	14,534
Gain on sale-leaseback	(9,646)	(6,549)	(8,673)
Other (9)	4,307	6,285	4,653
Net Loss	$(36,647)	$(8,775)	$(14,843)
(1)Consists of interest expense related to the Related Party Notes which were paid off in full during the second quarter of fiscal 2021.
(2)Primarily foreign translation gains and losses in each period.
(3)Fiscal 2023 consists primarily of costs associated with global transformation and U.S. initiatives such as the decision to exit the Branded Sweet Treats business, including property, plant and equipment impairments, inventory write-offs, employee severance, and other related costs (approximately $17.9 million of the total). Fiscal 2022 consists mainly of equipment disposals, equipment relocation and installation, consulting and advisory fees, and other costs associated with our shift of Branded Sweet Treats manufacturing capability from Burlington, Iowa to Winston-Salem, North Carolina.
(4)Consists of acquisition and integration-related costs in connection with the Company’s business and franchise acquisitions, including legal, due diligence, and advisory fees incurred in connection with acquisition and integration-related activities for the applicable period.
(5)Consists of start-up costs associated with entry into new countries for which the Company’s brands have not previously operated, including the Insomnia Cookies brand entering Canada and the U.K.
(6)Fiscal 2023 includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment, primarily associated with strategic shop exits, primarily in the U.S. (approximately $16.0 million of the total). Fiscal 2022 includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment, primarily associated with strategic shop exits.
(7)Fiscal 2023 and fiscal 2022 consist primarily of costs associated with restructuring of the global executive team. Fiscal 2021 consists of severance and related benefits costs associated with the Company’s realignment of the Company Shop organizational structure to better support the DFD and Branded Sweet Treats businesses.
(8)Includes consulting and advisory fees incurred in connection with preparation for and execution of the Company’s IPO.
(9)Fiscal 2023, fiscal 2022, and fiscal 2021 consist primarily of legal and other regulatory expenses incurred outside the ordinary course of business on matters described in Note 15, Commitments and Contingencies, to the Company’s audited Consolidated Financial Statements, including the net settlement of approximately $3.3 million negotiated with TSW Foods, LLC in fiscal 2022.

Geographical information related to consolidated revenues and long-lived assets is as follows:

	Fiscal Years Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Net revenues:
U.S.	$1,144,564	$1,049,824	$955,384
U.K.	154,775	144,911	147,233
Australia / New Zealand	117,328	114,250	99,582
Mexico	120,072	96,354	77,831
All other	149,365	124,559	104,361
Total net revenues	$1,686,104	$1,529,898	$1,384,391

	Fiscal Years Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Long-lived assets:
U.S.	$735,955	$679,706	$684,790
U.K.	79,039	66,776	69,112
Australia / New Zealand	62,080	62,759	61,155
Mexico	69,616	50,481	30,944
All other	48,494	30,017	28,085
Total long-lived assets	$995,184	$889,739	$874,086
Total long-lived assets consist of Property and equipment, net and Operating lease right of use asset, net.
Note 20 — Subsequent Events
The Company evaluated subsequent events and transactions for potential recognition or disclosure in the audited Consolidated Financial Statements through February 27, 2024, the date the audited Consolidated Financial Statements were available to be issued. All subsequent events requiring recognition and disclosure have been incorporated into these audited Consolidated Financial Statements.
On February 8, 2024, the Company’s Board of Directors declared a $0.035 per share cash dividend payable on May 8, 2024, to shareholders of record on April 24, 2024.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Grant Thornton LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting included herein.
Changes in Internal Controls over Financial Reporting
There were no changes during the fiscal quarter ended December 31, 2023 in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
Adoption or Termination of Rule 10b5-1 Trading Plans
On March 15, 2023, our then-CEO, Michael Tattersfield, adopted a trading arrangement for the sale of the Company's common stock that is intended to satisfy the affirmative defense conditions of the Securities Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Mr. Tattersfield's Rule 10b5-1 Trading Plan was effective on June 15, 2023 and has a term of one year. Mr. Tattersfield’s Rule 10b5-1 Plan provides for the sale of up to 155,000 shares of the Company's common stock pursuant to the terms of such plan.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item, including information about our Directors, Executive Officers, and Audit Committee and Code of Conduct, is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

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

10.1†
Krispy Kreme, Inc. 2021 Omnibus Incentive Plan (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein

10.2†
Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein

10.3
Investors’ Rights Agreement by and among Krispy Kreme, Inc., JAB Holdings B.V. and the Holders Listed on Schedule A thereto, dated as of July 6, 2021 (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.4
Term Loan Agreement, dated June 10, 2021, among Krispy Kreme Holdings, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Morgan Stanley Senior Funding, Inc. and Santander Bank, N.A., as joint lead arrangers and joint bookrunners (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.5†	Form of Share Repurchase Agreement (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.6†	Employee Stock Purchase Plan (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.7
Master Amendment No. 1, dated as of July 8, 2021, among Cotton Parent, Inc., Krispy Kreme Doughnuts, Inc., the other guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File number 001-40573, filed on July 13, 2021, and incorporated by reference herein)

10.8
Joinder to Credit Agreement, dated as of July 8, 2021, between Krispy Kreme, Inc. and Citibank, N.A., as administrative agent (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File number 001-40573, filed on July 13, 2021, and incorporated by reference herein)

10.9†
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

10.12†
Restricted Stock Unit Award Terms and Conditions Under Krispy Kreme Holdings, Inc. Long-Term Incentive Plan (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.13†
Krispy Kreme Holdings, Inc. Executive Ownership Plan (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.14†
Matching Award under the Krispy Kreme Holdings, Inc. Executive Ownership Plan Restricted Stock Unit Grant Notice (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.15
Letter Agreement, dated March 14, 2022, by and among Krispy Kreme, Inc., JAB Indulgence B.V., and JAB Holdings B.V. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File number 001-40573, filed on March 16, 2022, and incorporated by reference herein)

10.16
Exclusive distribution agreement dated March 15, 2022, by and among Krispy Kreme Doughnut Corporation and BakeMark USA LLC (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, File number 001-40573, filed on May 11, 2022, and incorporated by reference herein)

10.17†	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, File number 001-40573, filed on February 9, 2023, and incorporated by reference herein)

10.18†
Form of Performance-Based Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, File number 001-40573, filed on February 9, 2023, and incorporated by reference herein)

10.19†	Form of Option Agreement (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, File number 001-40573, filed on February 9, 2023, and incorporated by reference herein

10.20
Credit Agreement, dated March 23, 2023, by and among Krispy Kreme, Inc., Cotton Parent, Inc., Krispy Kreme Doughnuts, Inc., the other borrowers party thereto from time to time, the lenders party thereto and BNP Paribas as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File number 001-40573, filed on March 23, 2023, and incorporated by reference herein)

10.21†*	Transition & Director and Advisor Services Agreement effective December 1, 2023 between Michael Tattersfield, Krispy Kreme, Inc., and Krispy Kreme Doughnut Corporation

10.22†
Key Employment Agreement between Krispy Kreme Doughnut Corporation and Josh Charlesworth, dated October 12, 2023 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File number 001-40573, filed on November 13, 2023, and incorporated by reference herein)

10.23†*	Insomnia Cookies Holdings, LLC Executive Ownership Plan

10.24†*	Matching Award Agreement effective December 11, 2023 evidencing a grant of Restricted Equity Units to Michael J. Tattersfield by Insomnia Cookies Holdings, LLC)

10.25†*	Matching Award Agreement effective December 11, 2023 evidencing a grant of Restricted Equity Units to Joshua A. Charlesworth by Insomnia Cookies Holdings, LLC

2.1	Joint Filing Agreement (filed as Exhibit 2 to the Company's Schedule 13D, File number 001-40573, filed on July 16, 2021, and incorporated by reference herein)

21.1*	List of Subsidiaries

23.1*	Consent of Grant Thornton LLP, an Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act

31.2*	Certification of Chief Financial Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act

32.1**
Certifications of Chief Executive Officer and Chief Financial Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code

97.1†*	Krispy Kreme, Inc. Clawback Policy, effective as of October 2, 2023

101*
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive (Loss)/Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

Date: February 27, 2024
Krispy Kreme, Inc.

	By:	/s/ Josh Charlesworth
	Name:	Josh Charlesworth
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated as of February 27, 2024.

Signature	Title

/s/ Josh Charlesworth	Director, President and Chief Executive Officer
Josh Charlesworth	(Principal Executive Officer)

/s/ Jeremiah Ashukian	Chief Financial Officer
Jeremiah Ashukian	(Principal Financial Officer)

/s/ Kelly McBride	Chief Accounting Officer
Kelly McBride	(Principal Accounting Officer)

/s/ Olivier Goudet	Director, Chairman of the Board
Olivier Goudet

/s/ Paul Michaels	Director
Paul Michaels

/s/ David Bell	Director
David Bell

/s/ Gerhard Pleuhs	Director
Gerhard Pleuhs

/s/ Philip Telfer	Director
Philip Telfer

/s/ David Deno	Director
David Deno

/s/ Debbie Roberts	Director
Debbie Roberts

/s/ Michelle Weese	Director
Michelle Weese

/s/ Marissa Andrada	Director
Marissa Andrada

/s/ Michael Tattersfield	Director
Michael Tattersfield