Form 10-Q
period 2024-03-31
Krispy Kreme, Inc.
filed 2024-05-09
CIK 1857154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

The registrant had outstanding 168.7 million shares of common stock as of April 30, 2024.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Krispy Kreme, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Quarter Ended
	March 31, 2024 (13 weeks)	April 2, 2023 (13 weeks)
Net revenues
Product sales	$433,512	$410,674
Royalties and other revenues	9,186	8,276
Total net revenues	442,698	418,950
Product and distribution costs	107,015	117,833
Operating expenses	205,195	191,408
Selling, general and administrative expense	71,574	61,468
Marketing expenses	12,115	9,853
Pre-opening costs	1,105	764
Other expenses/(income), net	200	(5,263)
Depreciation and amortization expense	33,586	27,939
Operating income	11,908	14,948
Interest expense, net	13,736	11,988
Other non-operating expense, net	573	999
(Loss)/income before income taxes	(2,401)	1,961
Income tax expense	4,262	317
Net (loss)/income	(6,663)	1,644
Net income attributable to noncontrolling interest	1,871	1,945
Net loss attributable to Krispy Kreme, Inc.	$(8,534)	$(301)
Net loss per share:
Common stock — Basic	$(0.05)	$0.00
Common stock — Diluted	$(0.05)	$0.00
Weighted average shares outstanding:
Basic	168,685	168,141
Diluted	168,685	168,141
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Comprehensive (Loss)/Income (Unaudited)
(in thousands)

	Quarter Ended
	March 31, 2024 (13 weeks)	April 2, 2023 (13 weeks)
Net (loss)/income	$(6,663)	$1,644
Other comprehensive (loss)/income, net of income taxes:
Foreign currency translation adjustment	(6,069)	11,092
Unrealized loss on cash flow hedges, net of income taxes (1)	(2,684)	(2,967)
Total other comprehensive (loss)/income	(8,753)	8,125
Comprehensive (loss)/income	(15,416)	9,769
Net income attributable to noncontrolling interest	1,871	1,945
Foreign currency translation adjustment attributable to noncontrolling interest	(299)	(108)
Total comprehensive income attributable to noncontrolling interest	1,572	1,837
Comprehensive (loss)/income attributable to Krispy Kreme, Inc.	$(16,988)	$7,932
(1)Net of income tax benefit of $0.9 million and $1.0 million for the quarters ended March 31, 2024, and April 2, 2023, respectively.
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	(Unaudited) March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$33,132	$38,185
Restricted cash	480	429
Accounts receivable, net	57,287	59,362
Inventories	39,257	34,716
Taxes receivable	18,397	15,526
Prepaid expense and other current assets	25,461	25,363
Total current assets	174,014	173,581
Property and equipment, net	543,100	538,220
Goodwill	1,098,826	1,101,939
Other intangible assets, net	938,847	946,349
Operating lease right of use asset, net	456,810	456,964
Other assets	22,721	23,539
Total assets	$3,234,318	$3,240,592
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$60,326	$54,631
Current operating lease liabilities	50,275	50,365
Accounts payable	128,555	156,488
Accrued liabilities	117,093	134,005
Structured payables	133,809	130,104
Total current liabilities	490,058	525,593
Long-term debt, less current portion	881,778	836,615
Noncurrent operating lease liabilities	454,265	454,583
Deferred income taxes, net	123,203	123,925
Other long-term obligations and deferred credits	37,127	36,093
Total liabilities	1,986,431	1,976,809
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 300,000 shares authorized as of both March 31, 2024 and December 31, 2023; 168,731 and 168,628 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,687	1,686
Additional paid-in capital	1,449,773	1,443,591
Shareholder note receivable	(3,629)	(3,850)
Accumulated other comprehensive (loss)/income, net of income tax	(1,208)	7,246
Retained deficit	(293,430)	(278,990)
Total shareholders’ equity attributable to Krispy Kreme, Inc.	1,153,193	1,169,683
Noncontrolling interest	94,694	94,100
Total shareholders’ equity	1,247,887	1,263,783
Total liabilities and shareholders’ equity	$3,234,318	$3,240,592
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained (Deficit)/ Earnings	Noncontrolling Interest	Total
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized Income/(Loss) on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at December 31, 2023	168,628	$1,686	$1,443,591	$(3,850)	$1,985	$5,629	$(368)	$(278,990)	$94,100	$1,263,783
Net (loss)/income for the quarter ended March 31, 2024	—	—	—	—	—	—	—	(8,534)	1,871	(6,663)
Other comprehensive (loss)/income for the quarter ended March 31, 2024 before reclassifications	—	—	—	—	(5,770)	367	—	—	(299)	(5,702)
Reclassification from AOCI	—	—	—	—	—	(3,051)	—	—	—	(3,051)
Capital contribution by shareholders, net of loans issued	—	—	—	232	—	—	—	—	—	232
Share-based compensation	—	—	6,986	—	—	—	—	—	—	6,986
Dividends declared on common stock and equivalents ($0.035 per share) (1)	—	—	—	—	—	—	—	(5,905)	—	(5,905)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(977)	(977)
Issuance of common stock upon settlement of RSUs, net of shares withheld	103	1	(805)	—	—	—	—	—	—	(804)
Other	—	—	1	(11)	—	—	—	(1)	(1)	(12)
Balance at March 31, 2024	168,731	$1,687	$1,449,773	$(3,629)	$(3,785)	$2,945	$(368)	$(293,430)	$94,694	$1,247,887
(1)Includes a $0.035 cash dividend per common share declared in the first quarter of fiscal 2024 and expected to be paid in the second quarter of fiscal 2024.
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained (Deficit)/ Earnings	Noncontrolling Interest	Total
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized Income/(Loss) on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at January 1, 2023	168,137	$1,681	$1,426,105	$(4,813)	$(23,028)	$14,251	$(374)	$(217,490)	$102,543	$1,298,875
Net income/(loss) for the quarter ended April 2, 2023	—	—	—	—	—	—	—	(301)	1,945	1,644
Other comprehensive income/(loss) for the quarter ended April 2, 2023 before reclassifications	—	—	—	—	11,200	(781)	—	—	(108)	10,311
Reclassification from AOCI	—	—	—	—	—	(2,186)	—	—	—	(2,186)
Share-based compensation	—	—	5,545	—	—	—	—	—	—	5,545
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,884)	—	(5,884)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(1,139)	(1,139)
Issuance of common stock upon settlement of RSUs, net of shares withheld	39	1	(1)	—	—	—	—	—	—	—
Other	—	—	—	(17)	—	—	—	1	—	(16)
Balance at April 2, 2023	168,176	$1,682	$1,431,649	$(4,830)	$(11,828)	$11,284	$(374)	$(223,674)	$103,241	$1,307,150
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Quarter Ended
	March 31, 2024 (13 weeks)	April 2, 2023 (13 weeks)
CASH FLOWS (USED FOR)/FROM OPERATING ACTIVITIES:
Net (loss)/income	$(6,663)	$1,644
Adjustments to reconcile net (loss)/income to net cash (used for)/provided by operating activities:
Depreciation and amortization expense	33,586	27,939
Deferred and other income taxes	214	(219)
Loss on extinguishment of debt	—	472
Impairment and lease termination charges	247	4,900
(Gain)/loss on disposal of property and equipment	(49)	33
Gain on sale-leaseback	—	(9,661)
Share-based compensation	6,986	5,545
Change in accounts and notes receivable allowances	113	334
Inventory write-off	411	7,115
Settlement of interest rate swap derivatives	—	7,657
Amortization related to settlement of interest rate swap derivatives	(2,955)	—
Other	788	(204)
Change in operating assets and liabilities, excluding foreign currency translation adjustments	(50,383)	(35,190)
Net cash (used for)/provided by operating activities	(17,705)	10,365
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of property and equipment	(29,064)	(26,553)
Proceeds from sale-leaseback	—	10,025
Other investing activities	19	82
Net cash used for investing activities	(29,045)	(16,446)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt	179,500	891,698
Repayment of long-term debt and lease obligations	(132,343)	(852,144)
Payment of financing costs	—	(5,000)
Proceeds from structured payables	101,287	44,757
Payments on structured payables	(97,416)	(70,480)
Capital contribution by shareholders, net of loans issued	232	—
Distribution to shareholders	(5,902)	(5,884)
Payments for repurchase and retirement of common stock	(804)	—
Distribution to noncontrolling interest	(977)	(1,139)
Net cash provided by financing activities	43,577	1,808
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,829)	(1,373)
Net decrease in cash, cash equivalents and restricted cash	(5,002)	(5,646)
Cash, cash equivalents and restricted cash at beginning of period	38,614	35,730
Cash, cash equivalents and restricted cash at end of period	$33,612	$30,084
Supplemental schedule of non-cash investing and financing activities:
Increase/(decrease) in accrual for property and equipment	$3,913	$(104)
Accrual for distribution to shareholders	(5,905)	(5,884)
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$33,132	$29,675
Restricted cash	480	409
Total cash, cash equivalents and restricted cash	$33,612	$30,084
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, unless otherwise specified)
Note 1 — Description of Business and Summary of Significant Accounting Policies
Description of Business
Krispy Kreme, Inc. (“KKI”) and its subsidiaries (collectively, the “Company” or “Krispy Kreme”) operates through its omni-channel business model to deliver fresh doughnut experiences and produce doughnuts for Doughnut Shops, Delivered Fresh Daily (“DFD”) outlets, and digital channels, expanding consumer access to the Krispy Kreme brand.
The Company has three reportable operating segments: 1) U.S., which includes all Krispy Kreme Company-owned operations in the U.S. and Insomnia Cookies Bakeries globally; 2) International, which includes all Krispy Kreme Company-owned operations in the U.K., Ireland, Australia, New Zealand, Mexico, Canada, and Japan; and 3) Market Development, which includes franchise operations across the globe. Unallocated corporate costs are excluded from the Company’s measurement of segment performance.
Basis of Presentation and Consolidation
The Company operates and reports financial information on a 52 or 53-week year with the fiscal year ending on the Sunday closest to December 31. The data periods contained within fiscal years 2023 and 2024 will reflect the results of operations for the 52-week periods ended December 31, 2023 and December 29, 2024, respectively. The quarters ended March 31, 2024 and April 2, 2023 were both 13-week periods.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto as of and for the year ended December 31, 2023, included in the Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet as of December 31, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations for the quarter ended March 31, 2024 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 29, 2024.
Noncontrolling interest in the Company’s Condensed Consolidated Financial Statements represents the interest in subsidiaries held by joint venture partners and employee shareholders. The joint venture partners hold noncontrolling interests in the Company’s consolidated subsidiaries, Awesome Doughnut, LLC (“Awesome Doughnut”), W.K.S. Krispy Kreme, LLC (“WKS Krispy Kreme”), and Krispy K Canada, Inc. (“KK Canada”). Employee shareholders hold noncontrolling interests in the consolidated subsidiaries Krispy Kreme Holding U.K. Ltd. (“KK U.K.”), Krispy Kreme Holdings Pty Ltd. (“KK Australia”), Krispy Kreme Mexico Holding S.A.P.I. de C.V. (“KK Mexico”), and Insomnia Cookies Holdings, LLC (“Insomnia Cookies”). Since the Company consolidates the financial statements of these subsidiaries, the noncontrolling owners’ share of each subsidiary’s net assets and results of operations are deducted and reported as noncontrolling interest on the Condensed Consolidated Balance Sheets and as net income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and comprehensive income attributable to noncontrolling interest in the Condensed Consolidated Statements of Comprehensive (Loss)/Income.

Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements for the year ended December 31, 2023 included in the Annual Report on Form 10-K. There have been no material changes to the significant accounting policies during the quarter ended March 31, 2024.
Reclassifications
Segment information is prepared on the same basis that the Company’s management reviews financial information for operational decision-making purposes. Effective January 1, 2024, the Company realigned its segment reporting structure such that the Company-owned Canada and Japan businesses have moved from the Market Development reportable operating segment to the International reportable operating segment. All segment information has been restated to be consistent with current presentation.
Recent Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this standard retrospectively to all prior periods presented in the financial statements. We expect this standard to impact our segment disclosures, but with no impacts to our results of operations, cash flows, and financial condition.
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
Note 2 — Inventories
The components of Inventories are as follows:

	March 31, 2024	December 31, 2023
Raw materials	$23,594	$21,000
Work in progress	470	211
Finished goods and purchased merchandise	15,193	13,505
Total inventories	$39,257	$34,716

Note 3 — Goodwill and Other Intangible Assets, net
Goodwill
Changes in the carrying amount of goodwill by reportable segment are as follows:

	U.S.	International	Market Development	Total
Balance as of December 31, 2023	$677,956	$294,468	$129,515	$1,101,939
Foreign currency impact	—	(3,113)	—	(3,113)
Balance as of March 31, 2024	$677,956	$291,355	$129,515	$1,098,826
Other Intangible Assets, net
Other intangible assets consist of the following:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible assets with indefinite lives
Trade names and trademarks	$657,990	$—	$657,990	$657,980	$—	$657,980
Intangible assets with definite lives
Franchise agreements	30,390	(11,107)	19,283	30,390	(10,744)	19,646
Customer relationships	15,000	(6,629)	8,371	15,000	(6,413)	8,587
Reacquired franchise rights (1)	396,822	(143,619)	253,203	397,279	(137,143)	260,136
Total intangible assets with definite lives	442,212	(161,355)	280,857	442,669	(154,300)	288,369
Total intangible assets	$1,100,202	$(161,355)	$938,847	$1,100,649	$(154,300)	$946,349
(1)Reacquired franchise rights include the impact of foreign currency fluctuations associated with the respective countries.
Amortization expense related to intangible assets included in depreciation and amortization expense was $7.4 million for the quarter ended March 31, 2024, and $7.3 million for the quarter ended April 2, 2023.

Note 4 — Leases
The Company included the following amounts related to operating and finance lease assets and liabilities within the Condensed Consolidated Balance Sheets:

		As of
		March 31, 2024	December 31, 2023
Assets	Classification
Operating lease	Operating lease right of use asset, net	$456,810	$456,964
Finance lease	Property and equipment, net	42,140	41,411
Total leased assets		$498,950	$498,375
Liabilities
Current
Operating lease	Current operating lease liabilities	$50,275	$50,365
Finance lease	Current portion of long-term debt	8,326	8,631
Noncurrent
Operating lease	Noncurrent operating lease liabilities	454,265	454,583
Finance lease	Long-term debt, less current portion	39,637	38,486
Total leased liabilities		$552,503	$552,065
Lease costs were as follows:

		Quarter Ended
		March 31, 2024	April 2, 2023
Lease cost	Classification
Operating lease cost	Selling, general and administrative expense	$935	$891
Operating lease cost	Operating expenses	24,023	22,390
Short-term lease cost	Operating expenses	1,085	1,281
Variable lease costs	Operating expenses	7,433	9,345
Sublease income	Royalties and other revenues	(35)	(35)
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization expense	$2,921	$1,584
Interest on lease liabilities	Interest expense, net	877	573
Supplemental disclosures of cash flow information related to leases were as follows:

	Quarter Ended
	March 31, 2024	April 2, 2023
Other information
Cash paid for leases:
Operating cash flows for operating leases (1)	$31,124	$29,145
Operating cash flows for finance leases	864	549
Financing cash flows for finance leases	2,593	1,696
Right of use assets obtained in exchange for new lease liabilities:
Operating leases	$13,114	$26,850
Finance leases	3,158	1,421
(1)Operating cash flows from operating leases include variable rent payments which are not included in the measurement of lease liabilities. Variable rent payments were $7.4 million and $9.3 million for the quarters ended March 31, 2024 and April 2, 2023, respectively.

There were no lease termination charges in the quarter ended March 31, 2024. The Company recognized a net gain of $0.9 million included in Other expenses/(income), net on the Condensed Consolidated Statement of Operations in the quarter ended April 2, 2023, related to the termination of leases at certain Krispy Kreme shops in the U.S. where the Company had already recognized impairment of the corresponding right of use assets in a prior period.
There were no sale-leaseback transactions completed in the quarter ended March 31, 2024. In the quarter ended April 2, 2023, the Company completed a sale-leaseback transaction whereby it disposed of the land at one real estate property for proceeds of $10.0 million. The Company subsequently leased back the property, which is accounted for as an operating lease. The Company recognized a gain on sale of $9.7 million, which is included in Other expenses/(income), net on the Condensed Consolidated Statement of Operations for the quarter ended April 2, 2023.
Note 5 — Fair Value Measurements
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

March 31, 2024
Level 2
Assets:
Interest rate derivatives	$972
Commodity derivatives	341
Total Assets	$1,313

Liabilities:
Foreign currency derivatives	$599
Total Liabilities	$599

December 31, 2023
Level 2
Assets:
Interest rate derivatives	$1,596
Total Assets	$1,596

Liabilities:
Foreign currency derivatives	$345
Commodity derivatives	113
Total Liabilities	$458
There were no assets or liabilities measured using Level 1 and Level 3 inputs and no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the quarter ended March 31, 2024 and fiscal year ended December 31, 2023. The Company’s derivatives are valued using discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates.

Note 6 — Derivative Instruments
Commodity Price Risk
The Company uses forward contracts to protect against the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar, and shortening are the most significant, and the cost of gasoline used by its delivery vehicles. Management has not designated these forward contracts as hedges. As of March 31, 2024 and December 31, 2023, the total notional amount of commodity derivatives was 1.4 million and 1.8 million gallons of fuel, respectively. They are scheduled to mature between April 2024 and December 2024 and January 2024 and December 2024, respectively. As of March 31, 2024 and December 31, 2023, the Company recorded an asset of $0.3 million and a liability of $0.1 million, respectively, related to the fair market values of its commodity derivatives. The settlement of commodity derivative contracts is reported in the Condensed Consolidated Statements of Cash Flows as a cash flow from operating activities.
Interest Rate Risk
The Company uses interest rate swaps to manage its exposure to interest rate volatility from its debt arrangements. Management has designated the swap agreements as cash flow hedges and recognized the changes in the fair value of these swaps in other comprehensive income. As of March 31, 2024 and December 31, 2023, the Company has recorded assets of $1.0 million and $1.6 million, respectively, related to the fair market values of its interest rate derivatives. The cash flows associated with the interest rate swaps are reflected in operating activities in the Condensed Consolidated Statements of Cash Flows, which is consistent with the classification as operating activities of the interest payments on the term loan.
In the quarter ended April 2, 2023, the Company cancelled certain interest rate swap agreements with an aggregate notional amount of $265.0 million, collecting $7.7 million in cash proceeds, and entered into new agreements with the same counterparties. The primary difference between these new agreements and the prior versions included the setting of a new payment rate on the fixed component of the swaps (4.38%). At the same time, the Company also amended the benchmark interest rate on the floating component of all $505.0 million hedged notional to one-month SOFR, corresponding to the new interest rate on its credit facility discussed in Note 8, Long-Term Debt.
The net effect of the interest rate swap arrangements will be to fix the interest rate on the term loan under the 2023 Facility up to the notional amount outstanding at the rates payable under the swap agreements plus the Applicable Rate (as defined by the 2023 Facility), through the swap maturity dates in June 2024.
Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency risk primarily from its investments in consolidated subsidiaries that operate in Canada, the U.K., Ireland, Australia, New Zealand, Mexico, and Japan. In order to mitigate the impact of foreign exchange fluctuations on commercial and financial transactions with these subsidiaries, the Company enters into foreign exchange forward contracts. Management has not designated these forward contracts as hedges. As of March 31, 2024 and December 31, 2023, the total notional amount of foreign exchange derivatives was $50.1 million and $49.8 million, respectively. They matured in April 2024 and January 2024, respectively. The Company recorded liabilities of $0.6 million and $0.3 million as of March 31, 2024 and December 31, 2023, respectively, related to the fair market values of its foreign exchange derivatives.
Quantitative Summary of Derivative Positions and Their Effect on Results of Operations
The following tables present the fair values of derivative instruments included in the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, for derivatives not designated as hedging instruments and derivatives designated as hedging instruments, respectively. The Company only has cash flow hedges that are designated as hedging instruments.

	Derivatives Fair Value
Derivatives Not Designated as Hedging Instruments	March 31, 2024	December 31, 2023	Balance Sheet Location
Commodity derivatives	$341	$—	Prepaid expense and other current assets
Total Assets	$341	$—
Foreign currency derivatives	$599	$345	Accrued liabilities
Commodity derivatives	—	113	Accrued liabilities
Total Liabilities	$599	$458

	Derivatives Fair Value
Derivatives Designated as Hedging Instruments	March 31, 2024	December 31, 2023	Balance Sheet Location
Interest rate derivatives	$972	$1,596	Prepaid expense and other current assets
Total Assets	$972	$1,596
The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the quarters ended March 31, 2024 and April 2, 2023 is as follows:

	Derivative Gain Recognized in Income for the Quarter Ended
Derivatives Designated as Hedging Instruments	March 31, 2024	April 2, 2023	Location of Derivative Gain Recognized in Income
Gain on interest rate derivatives	$3,051	$2,186	Interest expense, net
	$3,051	$2,186

	Derivative (Loss)/Gain Recognized in Income for the Quarter Ended
Derivatives Not Designated as Hedging Instruments	March 31, 2024	April 2, 2023	Location of Derivative (Loss)/Gain Recognized in Income
Loss on foreign currency derivatives	$(254)	$(924)	Other non-operating expense, net
Gain/(loss) on commodity derivatives	454	(118)	Other non-operating expense, net
	$200	$(1,042)
Note 7 — Vendor Finance Programs
The following table presents liabilities related to vendor finance programs which the Company participates in as a buyer as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023	Balance Sheet Location
Supply chain financing programs	$29,622	$51,239	Accounts payable
Structured payables programs	133,809	130,104	Structured payables
Total Liabilities	$163,431	$181,343
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

Note 8 — Long-Term Debt
The Company’s long-term debt obligations consists of the following:

	March 31, 2024	December 31, 2023
2023 Facility — term loan	$673,750	$682,500
2023 Facility — revolving credit facility	207,500	155,000
Short-term lines of credit	17,000	11,000
Less: Debt issuance costs	(4,109)	(4,371)
Finance lease obligations	47,963	47,117
Total long-term debt	942,104	891,246
Less: Current portion of long-term debt	(60,326)	(54,631)
Long-term debt, less current portion	$881,778	$836,615
2023 Secured Credit Facility
The Company is party to a credit agreement (the “2023 Facility”) consisting of a $300.0 million senior secured revolving credit facility and a term loan with a principal amount of $700.0 million. The 2023 Facility is secured by a first priority lien on substantially all of the Company’s personal property assets, certain real properties, and all of the Company’s domestic wholly owned subsidiaries. Loans made pursuant to the 2023 Facility may be used for general corporate purposes of the Company (including, but not limited to, financing working capital needs, capital expenditures, acquisitions, other investments, dividends, and stock repurchases) and for any other purpose not prohibited under the related loan documents.
Borrowings under the 2023 Facility are generally subject to an interest rate of adjusted term SOFR plus a credit spread adjustment of 0.10% plus (i) 2.25% if the Company’s leverage ratio (as defined in the 2023 Facility) equals or exceeds 4.00 to 1.00, (ii) 2.00% if the Company’s leverage ratio is less than 4.00 to 1.00 but greater than or equal to 3.00 to 1.00, or (iii) 1.75% if the Company’s leverage ratio is less than 3.00 to 1.00. As of March 31, 2024 and December 31, 2023, the unhedged interest rate was 7.43% and 7.46% under the 2023 Facility, respectively. As of March 31, 2024 and December 31, 2023, $505.0 million out of the $673.8 million term loan balance and $505.0 million out of the $682.5 million term loan balance, respectively, was hedged. The effective interest rate on the term loan was approximately 6.78% and 6.80% for the quarter ended March 31, 2024 and fiscal year ended December 31, 2023, respectively. The Company is required to make equal installments of 1.25% of the aggregate closing date principal amount of the term loan on the last day of each fiscal quarter. All remaining term loan and revolving loan balances are to be due at maturity in March 2028.
Short-Term Lines of Credit
The Company is party to two agreements with existing lenders providing for short-term, uncommitted lines of credit up to $25.0 million. Borrowings under these short-term lines of credit are payable to the lenders on a revolving basis for tenors up to a maximum of three months and are subject to an interest rate of adjusted term SOFR plus a credit spread adjustment of 0.10% plus a margin of 1.75%.

Note 9 — Share-based Compensation
Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)
The Company and certain of its subsidiaries issue time-vested RSUs and PSUs under their respective executive ownership plans and long-term incentive plans.
RSU and PSU activity under the Company’s various plans during the periods presented is as follows:

(in thousands, except per share amounts)	Non-vested shares outstanding at December 31, 2023	Granted	Vested	Forfeited	Non-vested shares outstanding at March 31, 2024
KKI
RSUs and PSUs	6,785	104	164	88	6,637
Weighted Average Grant Date Fair Value	$14.54	13.52	14.75	15.11	$14.51
KK U.K.
RSUs	7	—	—	—	7
Weighted Average Grant Date Fair Value	$29.80	—	—	—	$29.80
Insomnia Cookies
RSUs	47	—	2	—	45
Weighted Average Grant Date Fair Value	$120.21	—	74.12	—	$122.42
KK Australia
RSUs	185	—	—	—	185
Weighted Average Grant Date Fair Value	$1.57	—	—	—	$1.57
KK Mexico
RSUs	20	—	—	—	20
Weighted Average Grant Date Fair Value	$30.18	—	—	—	$30.18
The Company recorded total non-cash compensation expense related to RSUs and PSUs under the plans of $6.1 million and $4.7 million for the quarters ended March 31, 2024, and April 2, 2023, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The unrecognized compensation cost related to the unvested RSUs and PSUs and the weighted average period over which such cost is expected to be recognized are as follows:

	As of March 31, 2024
	Unrecognized Compensation Cost	Recognized Over a Weighted Average Period of
KKI	$53,665	2.9 years
KK U.K.	94	2.2 years
Insomnia Cookies	3,355	0.9 years
KK Australia	74	1.3 years
KK Mexico	231	1.4 years
The estimated fair value of restricted stock is calculated using a market approach (i.e., market multiple is used for the KK U.K. and Insomnia Cookies plans and an agreed-upon EBITDA buyout multiple is used for KK Australia and KK Mexico plans).
Time-Vested Stock Options
KKI issues time-vested stock options under its Omnibus Incentive Plan. The fair value of time-vested stock options was estimated on the date of grant using the Black-Scholes option pricing model.

A summary of the status of the time-vested stock options as of March 31, 2024 (with no options granted, exercised, or forfeited since December 31, 2023) is presented below:

Share options outstanding at
(in thousands, except per share amounts)	March 31, 2024
KKI
Options	2,993
Weighted Average Grant Date Fair Value	$5.90
Weighted Average Exercise Price	$14.30
The Company recorded total non-cash compensation expense related to the time-vested stock options of $0.9 million and $0.9 million for the quarters ended March 31, 2024 and April 2, 2023, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The unrecognized compensation cost related to the unvested stock options and the weighted average period over which such cost is expected to be recognized are as follows:

	As of March 31, 2024
	Unrecognized Compensation Cost	Recognized Over a Weighted Average Period of
KKI	$7,311	2.1 years
No time-vested stock options under the KKI plan vested during the fiscal periods presented.

Note 10 — Income Taxes
For interim tax reporting, the Company estimates a worldwide annual effective tax rate and applies that rate to the year-to-date ordinary (loss)/income. The tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.
The Company’s effective income tax rates were -177.5% and 16.2% for the quarters ended March 31, 2024 and April 2, 2023, respectively. The Company’s effective income tax rate for the quarter ended March 31, 2024 differed from the respective statutory rates primarily due to disallowed executive compensation expense, the mix of income and taxes attributable to foreign jurisdictions, and noncontrolling interest in domestic joint ventures. The Company’s effective income tax rate for the quarter ended April 2, 2023 differed from the respective statutory rates primarily due to disallowed executive compensation expense, the mix of income and taxes attributable to foreign jurisdictions, and a discrete tax benefit unrelated to ongoing operations.
Note 11 — Commitments and Contingencies
Pending Litigation
In March 2023, an employee filed a lawsuit on behalf of himself and all others similarly situated against the Company, alleging violations of the Illinois Biometric Information Privacy Act. In May 2023, the Company moved for a stay pending resolution of a similar case before the Illinois Supreme Court. The Company believes that it has meritorious defenses to the complaint and will vigorously defend against these claims. The Company has accrued an immaterial amount and management does not believe that this matter will have a material adverse effect on the Company’s financial results.
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
Other Commitments and Contingencies
The Company’s primary banks issued letters of credit on its behalf totaling $13.3 million and $15.4 million as of March 31, 2024 and December 31, 2023, respectively, a majority of which secure the Company’s reimbursement obligations to insurers under its self-insurance arrangements.
Note 12 — Related Party Transactions
The Company has an equity ownership in three franchisees, KremeWorks USA, LLC (20% ownership), KremeWorks Canada, L.P. (25% ownership), and Krispy Kreme Doughnuts France SAS (“KK France”) (33% ownership), with an aggregate carrying value of $2.3 million and $2.8 million as of March 31, 2024 and December 31, 2023, respectively.
Note 13 — Revenue Recognition
Disaggregation of Revenues
Revenues are disaggregated as follows:

	Quarter Ended
	March 31, 2024	April 2, 2023
Company Shops, DFD and Branded Sweet Treats	$420,213	$392,814
Mix and equipment revenue from franchisees	13,299	17,860
Franchise royalties and other	9,186	8,276
Total net revenues	$442,698	$418,950
Other revenues include advertising fund contributions from franchisees, rental income, development and franchise fees, and licensing royalties from customers for use of the Krispy Kreme brand, such as Keurig coffee cups.

Contract Balances
Deferred revenue and related receivables are as follows:

	March 31, 2024	December 31, 2023	Balance Sheet Location
Trade receivables, net of allowances of $450 and $564, respectively	$50,212	$45,858	Accounts receivables, net
Deferred revenue:
Current	$21,772	$22,066	Accrued liabilities
Noncurrent	7,714	6,005	Other long-term obligations and deferred credits
Total deferred revenue	$29,486	$28,071
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

Note 14 — Net Loss per Share
The following table presents the calculations of basic and diluted EPS:

	Quarter Ended
(in thousands, except per share amounts)	March 31, 2024	April 2, 2023
Net loss attributable to Krispy Kreme, Inc.	$(8,534)	$(301)
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(19)	(10)
Net loss attributable to common shareholders - Diluted	$(8,553)	$(311)
Basic weighted average common shares outstanding	168,685	168,141
Dilutive effect of outstanding common stock options, RSUs, and PSUs	—	—
Diluted weighted average common shares outstanding	168,685	168,141
Loss per share attributable to common shareholders:
Basic	$(0.05)	$0.00
Diluted	$(0.05)	$0.00
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
The following table summarizes the gross number of potential dilutive unvested RSUs and PSUs excluded due to antidilution (unadjusted for the treasury stock method):

	Quarter Ended
(in thousands)	March 31, 2024	April 2, 2023
KKI	6,637	5,097
KK U.K.	7	7
Insomnia Cookies	—	—
KK Australia	185	276
KK Mexico	—	—
For both quarters ended March 31, 2024 and April 2, 2023, all 3.0 million time-vested stock options were excluded from the computation of diluted weighted average common shares outstanding based on application of the treasury stock method.

Note 15 — Segment Reporting
The Company conducts business through the three reportable segments: U.S., International, and Market Development. Unallocated corporate costs are excluded from the Company’s measurement of segment performance. These costs include general corporate expenses.
As discussed in Note 1, Description of Business and Summary of Significant Accounting Policies, effective January 1, 2024, the Company realigned its segment reporting structure such that the Company-owned Canada and Japan businesses have moved from the Market Development reportable operating segment to the International reportable operating segment. All segment information has been restated to be consistent with current presentation.
The reportable segment results are as follows:

	Quarter Ended
	March 31, 2024	April 2, 2023
Net revenues:
U.S.	$295,935	$281,344
International	124,750	111,988
Market Development	22,013	25,618
Total net revenues	$442,698	$418,950

	Quarter Ended
	March 31, 2024	April 2, 2023
Segment Adjusted EBITDA:
U.S.	$42,616	$38,535
International	20,536	18,982
Market Development	11,900	11,551
Corporate	(16,864)	(14,140)
Adjusted EBITDA	58,188	54,928
Interest expense, net	13,736	11,988
Income tax expense	4,262	317
Depreciation and amortization expense	33,586	27,939
Share-based compensation	6,986	5,545
Employer payroll taxes related to share-based compensation	43	25
Other non-operating expense, net (1)	573	999
Strategic initiatives (2)	4,821	13,469
Acquisition and integration expenses (3)	248	91
New market penetration expenses (4)	466	94
Shop closure expenses/(income), net (5)	139	(679)
Restructuring and severance expenses (6)	6	580
Gain on sale-leaseback	—	(9,661)
Other (7)	(15)	2,577
Net (loss)/income	$(6,663)	$1,644
(1)Primarily foreign translation gains and losses in each period.
(2)The quarter ended March 31, 2024 consists primarily of costs associated with global transformation, exploring strategic alternatives for the Insomnia Cookies business, and preparing for the McDonald’s U.S. expansion (with these specific initiatives aggregating to approximately $4.6 million of the total). The quarter ended April 2, 2023 consists primarily of costs associated with the decision to exit the Branded Sweet Treats business, including property, plant and equipment impairments, inventory write-offs, employee severance, and other related costs (approximately $13.4 million of the total).
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
(5)Includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment. The quarter ended April 2, 2023 includes gains related to the termination of leases at certain Krispy Kreme shops in the U.S. where the Company had already recognized impairment of the corresponding right of use assets in a prior period.
(6)The quarter ended April 2, 2023 consists primarily of costs associated with restructuring of the global executive team.
(7)The quarters ended March 31, 2024 and April 2, 2023 consist primarily of legal and other regulatory expenses incurred outside the ordinary course of business. The regulatory expenses incurred in the quarter ended April 2, 2023 relate to previous business acquisitions.
Note 16 — Subsequent Events
The Company evaluated subsequent events and transactions for potential recognition or disclosure in the Condensed Consolidated Financial Statements through May 9, 2024, the date the Condensed Consolidated Financial Statements were available to be issued. All subsequent events requiring recognition and disclosure have been incorporated into these Condensed Consolidated Financial Statements.
On April 30, 2024, the Company’s Board of Directors declared a $0.035 per share cash dividend payable on August 7, 2024, to shareholders of record on July 24, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, and in other reports filed subsequently with the SEC.
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties. The words “believe,” “may,” “could,” “will,” “should,” “anticipate,” “estimate,” “expect,” “outlook,” “guidance,” or similar words, or the negative of these words, identify forward-looking statements. Such forward-looking statements are based on certain assumptions and estimates that we consider reasonable but are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are, or will be, important factors that could cause our actual results to differ materially from those indicated in these statements. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results could differ materially from the forward-looking statements included herein. Factors that could cause actual results to differ from those expressed in forward-looking statements include, without limitation, the risks and uncertainties described under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed by us with the SEC and described in the other filings we make from time to time with the SEC. We believe that these factors include, but are not limited to, the impact of pandemics, changes in consumer preferences, the impact of inflation, and our ability to execute on our omni-channel business strategy. These forward-looking statements are made only as of the date of this document, and we do not undertake any obligation, other than as may be required by applicable law, to update or revise any forward-looking or cautionary statement to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise.
Overview
Krispy Kreme is one of the most beloved and well-known sweet treat brands in the world. Krispy Kreme operates in 39 countries with our transformational omni-channel strategy, which focuses on delivering fresh doughnuts such as our iconic Original Glazed® doughnut, which is universally recognized for its hot-off-the-line, melt-in-your-mouth experience, to where our consumers are located and want to have access to them. Global Points of Access are a key metric and we define them as our unique network of fresh Doughnut Shops, partnerships with leading retailers (DFD Doors), and a rapidly growing digital business. Our purpose of touching and enhancing lives through the joy that is Krispy Kreme guides how we operate every day and is reflected in the love we have for our people, our communities, and the planet.
The following table presents a summary of our financial results for the periods presented:

	Quarter Ended
(in thousands, except percentages)	March 31, 2024	April 2, 2023	% Change
Net Revenues (1)	$442,698	$418,950	5.7%
Net Loss Attributable to Krispy Kreme, Inc.	(8,534)	(301)	-2,735.2%
Adjusted Net Income, Diluted (2)	11,321	15,261	-25.8%
Adjusted EBITDA (2)	58,188	54,928	5.9%
(1)We generated 6.7% organic revenue growth for the quarter ended March 31, 2024.
(2)Refer to “Key Performance Indicators and Non-GAAP Measures” below for more information as to how we define and calculate Adjusted EBITDA and Adjusted Net Income, Diluted and for a reconciliation of Adjusted EBITDA and Adjusted Net Income, Diluted to the most comparable GAAP measure.

Significant Events and Transactions
Executing on our Omni-Channel Strategy
We made strong progress on the execution of our omni-channel strategy in the first quarter of fiscal 2024, as we continue to add quality Global Points of Access across our network and convert markets into fully implemented Hub and Spoke models (refer to “Key Performance Indicators and Non-GAAP Measures” below for more information as to how we define the Hub and Spoke model). We added 667 new Global Points of Access in the first quarter of fiscal 2024 to reach 14,814 Global Points of Access. The primary driver of the increased Global Points of Access during the first quarter was the continued expansion of our DFD network in alignment with our transformation strategy, as we added 605 DFD Doors globally, including 390 DFD Doors to the U.S. segment. The increase in DFD Doors is the result of our focus on executing our omni-channel strategy to drive our transformation, and includes expansion with key customers. We expect DFD growth to continue to be one of our most significant drivers of earnings growth, primarily through increased door count and also through optimization of revenue per door. Deployment of the omni-channel strategy in the U.S. led to our trailing four quarters Sales per Hub increasing by 6.5% from $4.6 million in the first quarter of fiscal 2023 to a record high $4.9 million in the first quarter of fiscal 2024. The increase in our Sales per Hub contributed to U.S. segment organic revenue growth of 7.4% and Adjusted EBITDA margin expansion of 70 basis points to 14.4% in the first quarter of fiscal 2024. Our goal is to continue to grow our Sales per Hub over time, which we believe will drive higher margins and higher return on invested capital.
In addition to grocery and convenience stores, we are also expanding in DFD channels such as Quick Service Restaurant (“QSR”), club membership, and drug stores to further broaden availability of our doughnuts to consumers. This includes our recently announced QSR partnership with McDonald’s. Following a successful pilot at approximately 160 McDonald’s shops in Louisville and Lexington, Kentucky and the surrounding area, we entered into an agreement to work with McDonald’s to develop a deployment schedule for a U.S. national rollout of the sale of Krispy Kreme doughnuts at McDonald’s restaurants. The deployment schedule will set forth the anticipated launch period for each McDonald’s business unit in the U.S., with phasing expected through the end of fiscal 2026. The agreement does not guarantee us any particular level of business unit deployment, sales, or profits.
Growing our Global Presence
Another key strategic initiative on our journey to become the Most Loved Sweet Treat Brand in the World is to increase our global presence, focusing on the percentage of our revenues and Adjusted EBITDA generated outside the U.S. We expect to open in three to five new countries in fiscal 2024, with a key focus in Western Europe and select Asian and South American countries. We recently entered into agreements with franchise partners in Brazil and Germany, with shop openings expected in the future. We expect to have further announcements throughout the year as we grow our global business.
Digital, Brand, and Innovation
Digital channel sales represented a record 23.0% of our Doughnut Shop and Cookie Bakery sales (excluding DFD) for the first quarter of fiscal 2024, up from 19.6% in the same quarter last year. Our growth in digital is due to our focus on owned channel improvements and increasing product availability through third parties.
Innovation is a significant driver of frequency as we create and introduce premium and buzz-worthy offerings to consumers across our Global Points of Access. During the first quarter of fiscal 2024 we delivered the joy that is Krispy Kreme through powerful specialty doughnuts and seasonal activations including Chocomania with HERSHEY’S, Valentine’s Day, and Saint Patrick’s Day, among many others around the world.

now thru 3/31
Spring
minis

dough-
notes

ST.
PATRICK'S
COLLECTION
LIMITED
TIME

CHOCOMANIA
made with
HERSHEY'S

Segment Reclassifications
As discussed in Note 1, Description of Business and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, effective January 1, 2024, we realigned our segment reporting structure such that the Company-owned Canada and Japan businesses have moved from the Market Development reportable operating segment to the International reportable operating segment. All segment information has been restated to be consistent with current presentation.

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
The following table presents our Global Points of Access, by segment and type, as of the end of the first quarter of fiscal 2024, the first quarter of fiscal 2023, and fiscal 2023, respectively:

	Global Points of Access
	Quarter Ended		Fiscal Year Ended
	March 31, 2024	April 2, 2023	December 31, 2023
U.S.:
Hot Light Theater Shops	229	228	229
Fresh Shops	71	67	70
Cookie Bakeries	277	239	267
DFD Doors (2)	7,198	6,081	6,808
Total	7,775	6,615	7,374
International:
Hot Light Theater Shops	45	43	44
Fresh Shops	490	458	483
Carts, Food Trucks, and Other (1)	16	16	16
DFD Doors	4,202	3,319	3,977
Total	4,753	3,836	4,520
Market Development:
Hot Light Theater Shops	117	106	116
Fresh Shops	1,010	835	968
Carts, Food Trucks, and Other (1)	30	28	30
DFD Doors	1,129	990	1,139
Total	2,286	1,959	2,253
Total Global Points of Access (as defined)	14,814	12,410	14,147
Total Hot Light Theater Shops	391	377	389
Total Fresh Shops	1,571	1,360	1,521
Total Cookie Bakeries	277	239	267
Total Shops	2,239	1,976	2,177
Total Carts, Food Trucks, and Other	46	44	46
Total DFD Doors	12,529	10,390	11,924
Total Global Points of Access (as defined)	14,814	12,410	14,147
(1)Carts and Food Trucks are non-producing, mobile (typically on wheels) facilities without walls or a door where product is received from a Hot Light Theater Shop or Doughnut Factory. Other includes a vending machine. Points of Access in this category are primarily found in international locations in airports, train stations, etc.
(2)Includes over 160 McDonald’s shops located in Louisville and Lexington, Kentucky and the surrounding area as of March 31, 2024.

As of March 31, 2024, we had 14,814 Global Points of Access, with 2,239 Krispy Kreme and Insomnia Cookies branded shops, 46 Carts and Food Trucks, and 12,529 DFD Doors. During the first quarter of fiscal 2024, we added a net 62 additional shops globally, including two Hot Light Theater Shops, 50 Fresh Shops, and 10 Insomnia Cookie Bakeries. Hot Light Theater Shop openings during the quarter included expansion in Philadelphia, Pennsylvania and Khamis Mushait, Saudi Arabia. We added a net 605 new DFD Doors during the quarter as we continue to focus on the deployment of our Hub and Spoke model and our expansion into QSR channels. We plan to continue adding new locations and expanding our digital platform in order to extend the availability of and access to our products. We are excited about our partnership with McDonald’s and the phasing of a U.S. national rollout, which we believe has validated the attractiveness of the QSR channel.
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
The following table presents our Hubs, by segment and type, as of the end of the first quarter of fiscal 2024, the first quarter of fiscal 2023, and fiscal 2023, respectively:

	Hubs
	Quarter Ended		Fiscal Year Ended
	March 31, 2024	April 2, 2023	December 31, 2023
U.S.:
Hot Light Theater Shops (1)	221	221	220
Doughnut Factories	4	4	4
Total	225	225	224
Hubs with Spokes	154	137	149
Hubs without Spokes	71	88	75
International:
Hot Light Theater Shops (1)	36	34	36
Doughnut Factories	14	14	14
Total	50	48	50
Hubs with Spokes	50	48	50
Market Development:
Hot Light Theater Shops (1)	113	103	112
Doughnut Factories	26	24	23
Total	139	127	135
Total Hubs	414	400	409
(1)Includes only Hot Light Theater Shops and excludes Mini Theaters. A Mini Theater is a Spoke location that produces some doughnuts for itself and also receives doughnuts from another producing location.

Non-GAAP Measures
We report our financial results in accordance with GAAP; however, management evaluates our results of operations using, among other measures, organic revenue growth, adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), and Adjusted Net Income, Diluted as we believe these non-GAAP measures are useful in evaluating our operating performance.
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
The following tables present a reconciliation of net loss to Adjusted EBITDA and net loss to Adjusted Net Income, Diluted and Adjusted EPS for the periods presented:

	Quarter Ended
(in thousands)	March 31, 2024	April 2, 2023
Net (loss)/income	$(6,663)	$1,644
Interest expense, net	13,736	11,988
Income tax expense	4,262	317
Depreciation and amortization expense	33,586	27,939
Share-based compensation	6,986	5,545
Employer payroll taxes related to share-based compensation	43	25
Other non-operating expense, net (1)	573	999
Strategic initiatives (2)	4,821	13,469
Acquisition and integration expenses (3)	248	91
New market penetration expenses (4)	466	94
Shop closure expenses/(income), net (5)	139	(679)
Restructuring and severance expenses (6)	6	580
Gain on sale-leaseback	—	(9,661)
Other (7)	(15)	2,577
Adjusted EBITDA	$58,188	$54,928

	Quarter Ended
(in thousands, except per share amounts)	March 31, 2024	April 2, 2023
Net (loss)/income	$(6,663)	$1,644
Share-based compensation	6,986	5,545
Employer payroll taxes related to share-based compensation	43	25
Other non-operating expense, net (1)	573	999
Strategic initiatives (2)	4,821	13,469
Acquisition and integration expenses (3)	248	91
New market penetration expenses (4)	466	94
Shop closure expenses/(income), net (5)	139	(679)
Restructuring and severance expenses (6)	6	580
Gain on sale-leaseback	—	(9,661)
Other (7)	(15)	2,577
Amortization of acquisition related intangibles (8)	7,420	7,273
Loss on extinguishment of 2019 Facility (9)	—	472
Tax impact of adjustments (10)	(224)	(4,656)
Tax specific adjustments (11)	(589)	(557)
Net income attributable to noncontrolling interest	(1,871)	(1,945)
Adjusted net income attributable to common shareholders - Basic	$11,340	$15,271
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(19)	(10)
Adjusted net income attributable to common shareholders - Diluted	$11,321	$15,261
Basic weighted average common shares outstanding	168,685	168,141
Dilutive effect of outstanding common stock options, RSUs, and PSUs	2,488	1,850
Diluted weighted average common shares outstanding	171,173	169,991
Adjusted net income per share attributable to common shareholders:
Basic	$0.07	$0.09
Diluted	$0.07	$0.09
(1)Primarily foreign translation gains and losses in each period.
(2)The quarter ended March 31, 2024 consists primarily of costs associated with global transformation, exploring strategic alternatives for the Insomnia Cookies business, and preparing for the McDonald’s U.S. expansion (with these specific initiatives aggregating to approximately $4.6 million of the total). The quarter ended April 2, 2023 consists primarily of costs associated with the decision to exit the Branded Sweet Treats business, including property, plant and equipment impairments, inventory write-offs, employee severance, and other related costs (approximately $13.4 million of the total).
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
(5)Includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment. The quarter ended April 2, 2023 includes gains related to the termination of leases at certain Krispy Kreme shops in the U.S. where the Company had already recognized impairment of the corresponding right of use assets in a prior period.
(6)The quarter ended April 2, 2023 consists primarily of costs associated with restructuring of the global executive team.
(7)The quarters ended March 31, 2024 and April 2, 2023 consist primarily of legal and other regulatory expenses incurred outside the ordinary course of business. The regulatory expenses incurred in the quarter ended April 2, 2023 relate to previous business acquisitions.
(8)Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the Condensed Consolidated Statements of Operations.
(9)Includes interest expenses related to unamortized debt issuance costs from the 2019 Facility associated with extinguished lenders as a result of the March 2023 debt refinancing.
(10)Tax impact of adjustments calculated applying the applicable statutory rates. The quarters ended March 31, 2024 and April 2, 2023 also include the impact of disallowed executive compensation expense.

(11)The quarter ended March 31, 2024 consists of the recognition of a previously unrecognized tax benefit unrelated to ongoing operations and a discrete tax benefit unrelated to ongoing operations. The quarter ended April 2, 2023 consists of a discrete tax benefit unrelated to ongoing operations.
Sales Per Hub
In order to measure the effectiveness of our Hub and Spoke model, we use “Sales per Hub” on a trailing four-quarter basis, which includes all revenue generated from a Hub and its associated Spokes. Sales per Hub equals Fresh Revenues from Hubs with Spokes, divided by the average number of Hubs with Spokes during the period. Fresh Revenues include product sales generated from our Doughnut Shop business (including digital channels), as well as DFD sales, but excluding all Insomnia Cookies revenues as the measure is focused on the Krispy Kreme business. The Average Hub with Spokes for a period is calculated as the average of the number of Hubs with Spokes at the end of the five most recent quarters. The Sales per Hub performance measure allows us and investors to measure our effectiveness at leveraging the Hubs in the Hub and Spoke model to distribute product and generate cost efficiencies and profitability.
Sales per Hub was as follows for each of the periods below:

	Trailing Four Quarters Ended	Fiscal Year Ended
(in thousands, unless otherwise stated)	March 31, 2024	December 31, 2023	January 1, 2023
U.S.:
Revenues	$1,119,535	$1,104,944	$1,010,250
Non-Fresh Revenues (1)	(4,003)	(9,416)	(38,380)
Fresh Revenues from Insomnia Cookies and Hubs without Spokes (2)	(395,102)	(399,061)	(404,430)
Sales from Hubs with Spokes	720,430	696,467	567,440
Sales per Hub (millions)	4.9	4.9	4.5

International:
Sales from Hubs with Spokes (3)	$502,393	$489,631	$435,651
Sales per Hub (millions) (4)	10.2	10.0	9.7
(1)Includes the exited Branded Sweet Treats business revenues.
(2)Includes Insomnia Cookies revenues and Fresh Revenues generated by Hubs without Spokes.
(3)Total International net revenues is equal to Fresh Revenues from Hubs with Spokes for that business segment.
(4)International Sales per Hub comparative data has been restated in constant currency based on current exchange rates.
In our International segment, where the Hub and Spoke model originated, Sales per Hub reached $10.2 million, up from $10.0 million generated in the full fiscal year 2023, and up from $9.7 million generated in the full fiscal year 2022. The International segment illustrates the benefits of leveraging our Hub and Spoke model as the most efficient way to grow the business, as shown by the consistent Sales per Hub and higher Adjusted EBITDA margins despite elevated commodity costs and macroeconomic conditions. In the U.S. segment, we had Sales per Hub of $4.9 million, consistent with the $4.9 million generated in the full fiscal year 2023 and up from $4.5 million generated in the full fiscal year 2022. In the U.S. we continue our efforts to increase the number of DFD Doors served by our Hubs as the segment makes progress toward optimizing the model to look more like our International segment. As we further extend the Hub and Spoke model into existing and new markets around the world, we expect to see our Sales per Hub continue to grow.

Results of Operations
The following comparisons are historical results and are not indicative of future results, which could differ materially from the historical financial information presented.
Quarter ended March 31, 2024 compared to the Quarter ended April 2, 2023
The following table presents our unaudited condensed consolidated results of operations for the quarter ended March 31, 2024 and the quarter ended April 2, 2023:

	Quarter Ended
	March 31, 2024		April 2, 2023		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$433,512	97.9%	$410,674	98.0%	$22,838	5.6%
Royalties and other revenues	9,186	2.1%	8,276	2.0%	910	11.0%
Total net revenues	442,698	100.0%	418,950	100.0%	23,748	5.7%
Product and distribution costs	107,015	24.2%	117,833	28.1%	(10,818)	-9.2%
Operating expenses	205,195	46.4%	191,408	45.7%	13,787	7.2%
Selling, general and administrative expense	71,574	16.2%	61,468	14.7%	10,106	16.4%
Marketing expenses	12,115	2.7%	9,853	2.4%	2,262	23.0%
Pre-opening costs	1,105	0.2%	764	0.2%	341	44.6%
Other expenses/(income), net	200	0.0%	(5,263)	-1.3%	5,463	103.8%
Depreciation and amortization expense	33,586	7.6%	27,939	6.7%	5,647	20.2%
Operating income	11,908	2.7%	14,948	3.6%	(3,040)	-20.3%
Interest expense, net	13,736	3.1%	11,988	2.9%	1,748	14.6%
Other non-operating expense, net	573	0.1%	999	0.2%	(426)	-42.6%
(Loss)/income before income taxes	(2,401)	-0.5%	1,961	0.5%	(4,362)	-222.4%
Income tax expense	4,262	1.0%	317	0.1%	3,945	1,244.5%
Net (loss)/income	(6,663)	-1.5%	1,644	0.4%	(8,307)	-505.3%
Net income attributable to noncontrolling interest	1,871	0.4%	1,945	0.5%	(74)	-3.8%
Net loss attributable to Krispy Kreme, Inc.	$(8,534)	-1.9%	$(301)	-0.1%	$(8,233)	-2,735.2%
Royalties and other revenues: Royalties and other revenues increased $0.9 million, or 11.0%, from the first quarter of fiscal 2023 to the first quarter of fiscal 2024, led by expansion and performance of the international franchise business, partially offset by continued foreign exchange headwinds.

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the quarter ended March 31, 2024 compared to the quarter ended April 2, 2023:

(in thousands, except percentages)	U.S.	International	Market Development	Total Company
Total net revenues in first quarter of fiscal 2024	$295,935	$124,750	$22,013	$442,698
Total net revenues in first quarter of fiscal 2023	281,344	111,988	25,618	418,950
Total Net Revenues Growth	14,591	12,762	(3,605)	23,748
Total Net Revenues Growth %	5.2%	11.4%	-14.1%	5.7%
Less: Impact of shop optimization program closures	(316)	—	—	(316)
Less: Impact of Branded Sweet Treats exit	(5,367)	—	—	(5,367)
Adjusted net revenues in first quarter of fiscal 2023	275,661	111,988	25,618	413,267
Adjusted net revenue growth	20,274	12,762	(3,605)	29,431
Impact of foreign currency translation	—	(1,836)	—	(1,836)
Organic Revenue Growth	$20,274	$10,926	$(3,605)	$27,595
Organic Revenue Growth %	7.4%	9.8%	-14.1%	6.7%
Total net revenue growth of $23.7 million, or approximately 5.7%, and organic revenue growth of $27.6 million, or approximately 6.7%, were driven by the continued and successful execution of our omni-channel growth strategy globally, high impact brand activations, and product premiumization efforts. We have continued to increase availability through new Global Points of Access, including capital-light DFD Doors, and via digital channels. Additionally, we have continued to take pricing actions to offset cost inflation, including in the first quarter of fiscal 2024, but with growth in pricing and cost inflation slowing compared to this time last year.
U.S. segment net revenue grew $14.6 million, or approximately 5.2%, and organic revenue increased $20.3 million, or approximately 7.4%, from the first quarter of fiscal 2023 to the first quarter of fiscal 2024. Growth was driven by an additional 1,160 Points of Access compared to the first quarter of fiscal 2023 and record-high digital channel sales due to a focus on owned channel improvements and increasing product availability through third parties. Organic revenue growth was also aided by effective pricing increases, leading to an increase in the average transaction size, offset some by transaction declines.
Our International segment net revenue grew $12.8 million, or approximately 11.4%, from the first quarter of fiscal 2023 to the first quarter of fiscal 2024, aided by foreign currency translation impacts of $1.8 million from a strengthening British pound and Mexican peso. International organic revenue grew $10.9 million, or approximately 9.8%, from the first quarter of fiscal 2023 to the first quarter of fiscal 2024, driven by increased pricing and Points of Access growth of 917 compared to the first quarter of fiscal 2023 and successful marketing activations. International organic revenue growth was offset some by softer transaction volume compared to last year.
Our Market Development segment net revenue and organic revenue decreased $3.6 million, or approximately 14.1%, from the first quarter of fiscal 2023 to the first quarter of fiscal 2024, driven by timing of mix and equipment sales to franchisees and softness in the Middle East markets.
Product and distribution costs (exclusive of depreciation and amortization): Product and distribution costs decreased $10.8 million, or 9.2%, from the first quarter of fiscal 2023 to the first quarter of fiscal 2024. As a percentage of revenue, product and distribution costs decreased by approximately 390 basis points from 28.1% in the first quarter of fiscal 2023 to 24.2% in the first quarter of fiscal 2024, primarily due to benefits from the exit of the lower-margin Branded Sweet Treats business as well as lapping the related $7.6 million inventory write-offs and employee severance expenses incurred during the first quarter of fiscal 2023.
Operating expenses: Operating expenses increased $13.8 million, or 7.2%, from the first quarter of fiscal 2023 to the first quarter of fiscal 2024, driven mainly by labor cost inflation and investments to support growth. Operating expenses as a percentage of revenue increased by approximately 70 basis points, from 45.7% in the first quarter of fiscal 2023 to 46.4% in the first quarter of fiscal 2024, primarily due to the impact of lower transaction volumes on operating leverage. This has been partially offset by efficiency benefits from Hub and Spoke expansion.

Selling, general and administrative expense: Selling, general and administrative (“SG&A”) expense increased $10.1 million, or 16.4%, from the first quarter of fiscal 2023 to the first quarter of fiscal 2024. As a percentage of revenue, SG&A expense increased approximately 150 basis points, from 14.7% in the first quarter of fiscal 2023 to 16.2% in the first quarter of fiscal 2024, primarily driven by investments in strategic initiatives such as global transformation and exploring strategic alternatives for the Insomnia Cookies business, as well as higher share-based compensation expenses in the first quarter of fiscal 2024.
Other expenses/(income), net: Other income, net of $5.3 million in the first quarter of fiscal 2023 was primarily driven by a gain on a sale-leaseback transaction of $9.7 million, partially offset by $5.4 million of property, plant and equipment impairments associated with the decision to exit the Branded Sweet Treats business.
Depreciation and amortization expense: Depreciation and amortization expense increased $5.6 million, or 20.2%, from the first quarter of fiscal 2023 to the first quarter of fiscal 2024. As a percentage of revenue, depreciation and amortization expense increased approximately 90 basis points, from 6.7% in the first quarter of fiscal 2023 to 7.6% in the first quarter of fiscal 2024, primarily driven by higher capital spend and assets placed into service to support the Hub and Spoke model evolution, including preparing for the McDonald’s U.S. national rollout discussed in “Significant Events and Transactions” above.
Interest expense, net: Interest expense, net increased $1.7 million, or 14.6%, from the first quarter of fiscal 2023 to the first quarter of fiscal 2024. The increase was primarily driven by increases in outstanding debt and the benchmark interest rates associated with the unhedged portion of our variable rate long-term debt. The interest rate swap arrangements associated with the hedged portion of our long-term debt are set to mature in June 2024; we are currently evaluating arrangements to extend the maturity of these contracts.
Income tax expense: Income tax expense was $4.3 million in the first quarter of fiscal 2024, compared to $0.3 million in the first quarter of fiscal 2023. The increase of $3.9 million was primarily driven by lower pre-tax results and a decrease in the worldwide annual effective tax rate compared to the first quarter of fiscal 2023.
Results of Operations by Segment – Quarter ended March 31, 2024 compared to the Quarter ended April 2, 2023
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Quarter Ended		Change
(in thousands, except percentages)	March 31, 2024	April 2, 2023	$	%
Adjusted EBITDA
U.S.	$42,616	$38,535	$4,081	10.6%
International	20,536	18,982	1,554	8.2%
Market Development	11,900	11,551	349	3.0%
Corporate	(16,864)	(14,140)	(2,724)	-19.3%
Total Adjusted EBITDA (1)	$58,188	$54,928	$3,260	5.9%
(1)    Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net income.
U.S. segment Adjusted EBITDA increased $4.1 million, or 10.6%, with margin expansion of 70 basis points to 14.4% in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023, driven by benefits from lapping the exited Branded Sweet Treats business, productivity benefits from Hub and Spoke expansion, the growth of digital channels, and labor and waste optimization. We also effectively offset commodity inflation and labor pressures by implementing pricing increases, including during the first quarter of fiscal 2024, but with growth in pricing slowing compared to this time last year.
International segment Adjusted EBITDA increased $1.6 million, or 8.2%, with margin decline of 50 basis points to 16.5% in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023, as lower transaction volumes in the U.K. continued to more than offset strength in the other International equity markets.
Market Development segment Adjusted EBITDA increased $0.3 million, or 3.0%, with margin expansion of 900 basis points to 54.1% in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023, driven mainly by the timing of lower-margin equipment sales and the continued expansion of our international franchise business.

Corporate expenses within Adjusted EBITDA increased $2.7 million, or 19.3%, from the first quarter of fiscal 2023 to the first quarter of fiscal 2024 primarily due to strategic initiatives such as global transformation and exploring strategic opportunities for the Insomnia Cookies business.
Capital Resources and Liquidity
Our principal sources of liquidity to date have included cash from operating activities, cash on hand, amounts available under our credit facility, and vendor financing including our SCF programs and structured payables programs. Our primary use of liquidity is to fund the cash requirements of our business operations, including working capital needs, capital expenditures, acquisitions, and other commitments.
Our future obligations primarily consist of our debt and lease obligations, as well as commitments under ingredient and other forward purchase contracts. As of December 31, 2023, we had the following future obligations:
•An aggregate principal amount of $837.5 million outstanding under the 2023 Facility;
•An aggregate principal amount of $11.0 million outstanding under short-term, uncommitted lines of credit;
•Non-cancellable future minimum operating lease payments totaling $759.2 million;
•Non-cancellable future minimum finance lease payments totaling $63.3 million; and
•Purchase commitments under ingredient and other forward purchase contracts of $130.5 million.
As of March 31, 2024, our outstanding principal amount under our 2023 Facility was $881.3 million. The increase from the 2023 Facility balance as of December 31, 2023 included draws to fund payments on our commercial trade financing obligations. Refer to Note 8, Long-Term Debt to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
We had cash and cash equivalents of $33.1 million and $38.2 million as of March 31, 2024 and December 31, 2023, respectively. We believe that our existing cash and cash equivalents and debt facilities will be sufficient to fund our operating and capital needs for at least the next twelve months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending on business acquisitions, the growth of our presence in new markets, and the expansion of our omni-channel model in existing markets. We may enter into arrangements in the future to acquire or invest in complementary businesses, services, and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.

Cash Flows
We typically generate significant cash from operations and have substantial credit availability and capacity to fund operating and discretionary spending such as capital expenditures and debt repayments. Our requirement for working capital is not significant because our consumers pay us in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the vendor of such items. The following table and discussion present, for the periods indicated, a summary of our key cash flows from operating, investing, and financing activities:

	Quarter Ended
(in thousands)	March 31, 2024	April 2, 2023
Net cash (used for)/provided by operating activities	$(17,705)	$10,365
Net cash used for investing activities	(29,045)	(16,446)
Net cash provided by financing activities	43,577	1,808
Cash Flows (Used For)/Provided by Operating Activities
Cash used for operations totaled $17.7 million for the first quarter of fiscal 2024, a fluctuation of $28.1 million compared with the first quarter of fiscal 2023. This fluctuation in cash flows related to operations was primarily due to the intentional paydown of obligations due under our SCF programs discussed in Note 7, Vendor Finance Programs to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, as well as our receipt of $7.7 million cash proceeds from the settlement of interest rate swap derivative contracts in the first quarter of fiscal 2023 discussed in Note 6, Derivative Instruments to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Cash Flows Used for Investing Activities
Cash used for investing activities totaled $29.0 million for the first quarter of fiscal 2024, an increase of $12.6 million compared with the first quarter of fiscal 2023. The increase was primarily due to $10.0 million proceeds from a sale-leaseback transaction during the first quarter of fiscal 2023 discussed in Note 4, Leases to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, as well as higher capital expenditures in the first quarter of fiscal 2024.
We expect to incur additional capital expenditures related to our accelerated U.S. expansion, including via QSR channels such as the McDonald’s U.S. national rollout discussed in “Significant Events and Transactions” above. We continue to expect capital expenditures to be between 7% and 8% of revenues in fiscal 2024 as we continue to deploy the capital-efficient Hub and Spoke model globally. We expect incremental cash outflows related to capital expenditures associated with the accelerated U.S. expansion primarily in 2025 and 2026, which would have an impact on our capital expenditures as a percentage of revenues during those years.
Cash Flows Provided by Financing Activities
Cash provided by financing activities totaled $43.6 million for the first quarter of fiscal 2024, an increase of $41.8 million compared with the first quarter of fiscal 2023. The increase was primarily due to draws on our 2023 Facility used in part to fund payments to reduce our vendor finance program obligations, particularly the SCF programs.
Payments on our structured payables resulted in a net $29.6 million change in cash flows (net proceeds from structured payables of $3.9 million in the first quarter of fiscal 2024 compared to net payments on structured payables of $25.7 million in the first quarter of fiscal 2023). Refer to Note 7, Vendor Finance Programs to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.

Debt
Our long-term debt obligations consist of the following:

(in thousands)	March 31, 2024	December 31, 2023
2023 Facility — term loan	$673,750	$682,500
2023 Facility — revolving credit facility	207,500	155,000
Short-term lines of credit	17,000	11,000
Less: Debt issuance costs	(4,109)	(4,371)
Finance lease obligations	47,963	47,117
Total long-term debt	942,104	891,246
Less: Current portion of long-term debt	(60,326)	(54,631)
Long-term debt, less current portion	$881,778	$836,615
2023 Secured Credit Facility
The 2023 Facility consist of a $300.0 million senior secured revolving credit facility and a term loan with a principal amount of $700.0 million. Refer to Note 8, Long-Term Debt to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
Under the terms of the 2023 Facility, we are subject to a requirement to maintain a leverage ratio of less than 5.00 to 1.00 as of the end of each quarterly Test Period (as defined in the 2023 Facility) through maturity in March 2028. The leverage ratio under the 2023 Facility is defined as the ratio of (a) Total Indebtedness (as defined in the 2023 Facility, which includes all debt and finance lease obligations) minus unrestricted cash and cash equivalents to (b) a defined calculation of Adjusted EBITDA (2023 Facility Adjusted EBITDA) for the most recently ended Test Period. Our leverage ratio was 3.75 to 1.00 as of the end of the first quarter of fiscal 2024 compared to 3.48 to 1.00 as of the end of fiscal 2023, primarily due to the increase in long-term debt.
We were in compliance with the financial covenants related to the 2023 Facility as of March 31, 2024 and expect to remain in compliance over the next 12 months. If we are unable to meet the 2023 Facility financial or other covenants in future periods, it may negatively impact our liquidity by limiting our ability to draw on the revolving credit facility, could result in the lenders accelerating the maturity of such indebtedness and foreclosing upon the collateral pledged thereunder, and could require the replacement of the 2023 Facility with new sources of financing, which there is no guaranty we could secure.
Short-Term Lines of Credit
We are party to two agreements with existing lenders providing for short-term, uncommitted lines of credit up to $25.0 million. Borrowings under these short-term lines of credit are payable to the lenders on a revolving basis for tenors up to a maximum of three months and are subject to an interest rate of adjusted term SOFR plus a credit spread adjustment of 0.10% plus a margin of 1.75%.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

New Accounting Pronouncements
Refer to Note 1, Description of Business and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a detailed description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Effects of Changing Prices – Inflation
We are exposed to the effects of commodity price fluctuations in the cost of ingredients of our products, of which flour, sugar, and shortening are the most significant. During the first quarter of fiscal 2024, we have continued to experience headwinds from commodity inflation globally. We have undertaken efforts to effectively manage inflationary cost increases through rapid inventory turnover and reduced inventory waste, increased focus on resiliency of our supply chains, and an ability to adjust pricing of our products. Additionally, from time to time we may enter into forward contracts for supply through our vendors for raw materials which are ingredients of our products or which are components of such ingredients, including wheat, sugar, and soybean oil.
We are also exposed to the effects of commodity price fluctuations in the cost of gasoline used by our delivery vehicles. To mitigate the risk of fluctuations in the price of our fuel purchases, we may directly purchase commodity futures contracts.
Interest Rate Risk
We are exposed to changes in interest rates on any borrowings under our debt facilities, which bear interest based on the one-month SOFR (with a floor of zero). Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in SOFR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps on $505.0 million notional of our $898.3 million of outstanding debt under the 2023 Facility and short-term lines of credit as of March 31, 2024, which we account for as cash flow hedges. The interest rate swap agreements are scheduled to mature in June 2024. Based on the $393.3 million of unhedged outstanding as of March 31, 2024, a 100 basis point increase or decrease in the one-month SOFR would result in a $3.9 million increase or decrease, respectively, in interest expense for a 12-month period, based on the daily average of the one-month SOFR for the quarter ended March 31, 2024.
Foreign Currency Risk
We are exposed to foreign currency translation risk on the operations of our subsidiaries that have functional currencies other than the U.S. dollar, whose revenues accounted for approximately 28% of our total net revenues through the quarter ended March 31, 2024. A substantial majority of these revenues, or approximately $124.8 million through the quarter ended March 31, 2024, were attributable to subsidiaries whose functional currencies are the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen. A 10% increase or decrease in the average exchange rate of the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen against the U.S. dollar would have resulted in a decrease or increase of approximately $12.5 million in our total net revenues for the quarter ended March 31, 2024.
From time to time, we engage in foreign currency exchange and credit transactions with our non-U.S. subsidiaries, which we typically hedge. To date, the impact of such transactions, including the cost of hedging, has not been material. We do not engage in foreign currency or hedging transactions for speculative purposes.
Item 4. Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
As of March 31, 2024, we completed an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
There were no changes during the fiscal quarter ended March 31, 2024 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in “Risk Factors” in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the quarter ended March 31, 2024, no director nor Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 arrangements” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1
Transition and Separation Agreement, dated March 13, 2024, between Krispy Kreme, Inc., Krispy Kreme Doughnut Corporation, and Catherine Tang (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File number 001-40573, on March 14, 2024).

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Charlotte, North Carolina on May 9, 2024.

Krispy Kreme, Inc.

By:	/s/ Jeremiah Ashukian
Name:	Jeremiah Ashukian
Title:	Chief Financial Officer