Form 10-Q
period 2024-06-30
Krispy Kreme, Inc.
filed 2024-08-08
CIK 1857154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

The registrant had outstanding 169.6 million shares of common stock as of August 2, 2024.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Krispy Kreme, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended
	June 30, 2024 (13 weeks)	July 2, 2023 (13 weeks)	June 30, 2024 (26 weeks)	July 2, 2023 (26 weeks)
Net revenues
Product sales	$429,411	$400,348	$862,923	$811,022
Royalties and other revenues	9,398	8,534	18,584	16,810
Total net revenues	438,809	408,882	881,507	827,832
Product and distribution costs	107,846	111,106	214,861	228,939
Operating expenses	212,504	189,165	417,699	380,573
Selling, general and administrative expense	64,466	62,582	136,040	124,050
Marketing expenses	12,416	9,770	24,531	19,623
Pre-opening costs	967	1,104	2,072	1,868
Other (income)/expenses, net	(849)	314	(649)	(4,949)
Depreciation and amortization expense	34,600	29,196	68,186	57,135
Operating income	6,859	5,645	18,767	20,593
Interest expense, net	14,452	12,063	28,188	24,051
Other non-operating expense, net	949	1,061	1,522	2,060
Loss before income taxes	(8,542)	(7,479)	(10,943)	(5,518)
Income tax (benefit)/expense	(3,611)	(7,563)	651	(7,246)
Net (loss)/income	(4,931)	84	(11,594)	1,728
Net income/(loss) attributable to noncontrolling interest	560	(139)	2,431	1,806
Net (loss)/income attributable to Krispy Kreme, Inc.	$(5,491)	$223	$(14,025)	$(78)
Net (loss)/income per share:
Common stock — Basic	$(0.03)	$0.00	$(0.08)	$0.00
Common stock — Diluted	$(0.03)	$0.00	$(0.08)	$0.00
Weighted average shares outstanding:
Basic	169,095	168,184	168,890	168,162
Diluted	169,095	170,659	168,890	168,162
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Comprehensive (Loss)/Income (Unaudited)
(in thousands)

	Quarter Ended		Two Quarters Ended
	June 30, 2024 (13 weeks)	July 2, 2023 (13 weeks)	June 30, 2024 (26 weeks)	July 2, 2023 (26 weeks)
Net (loss)/income	$(4,931)	$84	$(11,594)	$1,728
Other comprehensive (loss)/income, net of income taxes:
Foreign currency translation adjustment	(7,944)	9,294	(14,013)	20,386
Unrealized (loss)/income on cash flow hedges, net of income taxes (1)	(3,504)	472	(6,188)	(2,495)
Total other comprehensive (loss)/income	(11,448)	9,766	(20,201)	17,891
Comprehensive (loss)/income	(16,379)	9,850	(31,795)	19,619
Net income/(loss) attributable to noncontrolling interest	560	(139)	2,431	1,806
Foreign currency translation adjustment attributable to noncontrolling interest	(62)	1,063	(361)	955
Total comprehensive income attributable to noncontrolling interest	498	924	2,070	2,761
Comprehensive (loss)/income attributable to Krispy Kreme, Inc.	$(16,877)	$8,926	$(33,865)	$16,858
(1)Net of income tax benefit/(expense) of $1.2 million and $2.1 million for the quarter and two quarters ended June 30, 2024, respectively, and ($0.2 million) and $0.8 million for the quarter and two quarters ended July 2, 2023, respectively.
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	(Unaudited) June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$28,625	$38,185
Restricted cash	483	429
Accounts receivable, net	57,348	59,362
Inventories	39,461	34,716
Taxes receivable	18,143	15,526
Prepaid expense and other current assets	24,110	25,363
Total current assets	168,170	173,581
Property and equipment, net	551,406	538,220
Goodwill	1,096,249	1,101,939
Other intangible assets, net	927,714	946,349
Operating lease right of use asset, net	456,124	456,964
Other assets	23,823	23,539
Total assets	$3,223,486	$3,240,592
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$59,827	$54,631
Current operating lease liabilities	54,937	50,365
Accounts payable	135,197	156,488
Accrued liabilities	114,269	134,005
Structured payables	129,344	130,104
Total current liabilities	493,574	525,593
Long-term debt, less current portion	894,979	836,615
Noncurrent operating lease liabilities	453,338	454,583
Deferred income taxes, net	115,800	123,925
Other long-term obligations and deferred credits	36,538	36,093
Total liabilities	1,994,229	1,976,809
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 300,000 shares authorized as of both June 30, 2024 and December 31, 2023; 169,357 and 168,628 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,694	1,686
Additional paid-in capital	1,453,944	1,443,591
Shareholder note receivable	(2,865)	(3,850)
Accumulated other comprehensive (loss)/income, net of income tax	(12,594)	7,246
Retained deficit	(304,840)	(278,990)
Total shareholders’ equity attributable to Krispy Kreme, Inc.	1,135,339	1,169,683
Noncontrolling interest	93,918	94,100
Total shareholders’ equity	1,229,257	1,263,783
Total liabilities and shareholders’ equity	$3,223,486	$3,240,592
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained (Deficit)/ Earnings	Noncontrolling Interest	Total
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized Income/(Loss) on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at December 31, 2023	168,628	$1,686	$1,443,591	$(3,850)	$1,985	$5,629	$(368)	$(278,990)	$94,100	$1,263,783
Net (loss)/income for the quarter ended March 31, 2024	—	—	—	—	—	—	—	(8,534)	1,871	(6,663)
Other comprehensive (loss)/income for the quarter ended March 31, 2024 before reclassifications	—	—	—	—	(5,770)	367	—	—	(299)	(5,702)
Reclassification from AOCI	—	—	—	—	—	(3,051)	—	—	—	(3,051)
Capital contribution by shareholders, net of loans issued	—	—	—	232	—	—	—	—	—	232
Share-based compensation	—	—	6,986	—	—	—	—	—	—	6,986
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,905)	—	(5,905)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(977)	(977)
Issuance of common stock upon settlement of RSUs, net of shares withheld	103	1	(805)	—	—	—	—	—	—	(804)
Other	—	—	1	(11)	—	—	—	(1)	(1)	(12)
Balance at March 31, 2024	168,731	$1,687	$1,449,773	$(3,629)	$(3,785)	$2,945	$(368)	$(293,430)	$94,694	$1,247,887
Net (loss)/income for the quarter ended June 30, 2024	—	—	—	—	—	—	—	(5,491)	560	(4,931)
Other comprehensive loss for the quarter ended June 30, 2024 before reclassifications	—	—	—	—	(7,882)	(488)	—	—	(62)	(8,432)
Reclassification from AOCI	—	—	—	—	—	(3,016)	—	—	—	(3,016)
Capital contribution from shareholders, net of loans issued	—	—	—	687	—	—	—	—	—	687
Share-based compensation	—	—	7,648	—	—	—	—	—	—	7,648
Dividends declared on common stock and equivalents ($0.035 per share) (1)	—	—	—	—	—	—	—	(5,919)	—	(5,919)
Distribution to noncontrolling interest	—	—	—	105	—	—	—	—	(1,274)	(1,169)
Issuance of common stock upon settlement of RSUs, net of shares withheld	626	6	(3,477)	—	—	—	—	—	—	(3,471)
Other	—	1	—	(28)	—	—	—	—	—	(27)
Balance at June 30, 2024	169,357	$1,694	$1,453,944	$(2,865)	$(11,667)	$(559)	$(368)	$(304,840)	$93,918	$1,229,257
(1)Includes a $0.035 cash dividend per common share declared in the second quarter of fiscal 2024 and expected to be paid in the third quarter of fiscal 2024.
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained (Deficit)/ Earnings	Noncontrolling Interest	Total
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized Income/(Loss) on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at January 1, 2023	168,137	$1,681	$1,426,105	$(4,813)	$(23,028)	$14,251	$(374)	$(217,490)	$102,543	$1,298,875
Net (loss)/income for the quarter ended April 2, 2023	—	—	—	—	—	—	—	(301)	1,945	1,644
Other comprehensive income/(loss) for the quarter ended April 2, 2023 before reclassifications	—	—	—	—	11,200	(781)	—	—	(108)	10,311
Reclassification from AOCI	—	—	—	—	—	(2,186)	—	—	—	(2,186)
Share-based compensation	—	—	5,545	—	—	—	—	—	—	5,545
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,884)	—	(5,884)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(1,139)	(1,139)
Issuance of common stock upon settlement of RSUs, net of shares withheld	39	1	(1)	—	—	—	—	—	—	—
Other	—	—	—	(17)	—	—	—	1	—	(16)
Balance at April 2, 2023	168,176	$1,682	$1,431,649	$(4,830)	$(11,828)	$11,284	$(374)	$(223,674)	$103,241	$1,307,150
Net income/(loss) for the quarter ended July 2, 2023	—	—	—	—	—	—	—	223	(139)	84
Other comprehensive income for the quarter ended July 2, 2023 before reclassifications	—	—	—	—	8,231	918	—	—	1,063	10,212
Reclassification from AOCI	—	—	—	—	—	(446)	—	—	—	(446)
Capital contribution by shareholders, net of loans issued	—	—	—	631	—	—	—	—	—	631
Share-based compensation	—	—	4,824	—	—	—	—	—	—	4,824
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,889)	—	(5,889)
Distribution to noncontrolling interest	—	—	(4,176)	426	—	—	—	—	(6,357)	(10,107)
Issuance of common stock upon settlement of RSUs, net of shares withheld	8	—	(147)	—	—	—	—	—	—	(147)
Other	—	—	—	(36)	(1)	—	—	—	—	(37)
Balance at July 2, 2023	168,184	$1,682	$1,432,150	$(3,809)	$(3,598)	$11,756	$(374)	$(229,340)	$97,808	$1,306,275
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Two Quarters Ended
	June 30, 2024 (26 weeks)	July 2, 2023 (26 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(11,594)	$1,728
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization expense	68,186	57,135
Deferred and other income taxes	(5,338)	(11,743)
Loss on extinguishment of debt	—	472
Impairment and lease termination charges	448	7,808
Gain on disposal of property and equipment	(3)	(151)
Gain on sale-leaseback	—	(9,646)
Share-based compensation	14,634	10,369
Change in accounts and notes receivable allowances	327	372
Inventory write-off	1,038	10,244
Settlement of interest rate swap derivatives	—	7,657
Amortization related to settlement of interest rate swap derivatives	(5,910)	(4,379)
Other	858	996
Change in operating assets and liabilities, excluding foreign currency translation adjustments	(47,121)	(24,609)
Net cash provided by operating activities	15,525	46,253
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of property and equipment	(60,735)	(54,290)
Proceeds from sale-leaseback	—	10,025
Purchase of equity method investment	(3,506)	—
Disbursement for loan receivable	(1,086)	—
Other investing activities	166	163
Net cash used for investing activities	(65,161)	(44,102)
CASH FLOWS FROM/(USED FOR) FINANCING ACTIVITIES:
Proceeds from the issuance of debt	365,000	989,198
Repayment of long-term debt and lease obligations	(306,797)	(916,580)
Payment of financing costs	—	(5,000)
Proceeds from structured payables	190,162	73,939
Payments on structured payables	(190,811)	(126,920)
Capital contribution by shareholders, net of loans issued	919	631
Distribution to shareholders	(11,807)	(11,771)
Payments for repurchase and retirement of common stock	(4,275)	(147)
Distribution to noncontrolling interest	(2,146)	(11,246)
Net cash provided by/(used for) financing activities	40,245	(7,896)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(115)	(3,011)
Net decrease in cash, cash equivalents and restricted cash	(9,506)	(8,756)
Cash, cash equivalents and restricted cash at beginning of period	38,614	35,730
Cash, cash equivalents and restricted cash at end of period	$29,108	$26,974
Supplemental schedule of non-cash investing and financing activities:
Increase in accrual for property and equipment	$12,176	$10,636
Accrual for distribution to shareholders	(5,919)	(5,886)
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$28,625	$26,635
Restricted cash	483	339
Total cash, cash equivalents and restricted cash	$29,108	$26,974
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
Basis of Presentation and Consolidation
The Company operates and reports financial information on a 52 or 53-week year with the fiscal year ending on the Sunday closest to December 31. The data periods contained within fiscal years 2023 and 2024 will reflect the results of operations for the 52-week periods ended December 31, 2023 and December 29, 2024, respectively. The quarters ended June 30, 2024 and July 2, 2023 were both 13-week periods.
The unaudited Condensed Consolidated Financial Statements include the accounts of KKI and subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these interim financial statements do not include all information and footnotes required under GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of results of operations, balance sheet, cash flows, and shareholders’ equity for the periods presented. All significant intercompany balances and transactions among KKI and subsidiaries have been eliminated in consolidation. Investments in entities over which the Company has the ability to exercise significant influence but which it does not control and whose financial statements are not otherwise required to be consolidated, are accounted for using the equity method.
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto as of and for the year ended December 31, 2023, included in the Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet as of December 31, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations for the quarter ended June 30, 2024 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 29, 2024.
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

Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements for the year ended December 31, 2023 included in the Annual Report on Form 10-K. There have been no material changes to the significant accounting policies during the quarter ended June 30, 2024.
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
Note 2 — Acquisitions
2024 Acquisitions
Equity Method Investments
In the quarter ended June 30, 2024, the Company acquired a 45% noncontrolling ownership interest in the newly formed entity Krispy Kreme Doughnuts Brasil S.A. (“KK Brazil”), for approximately $2.7 million in cash, and a 25% noncontrolling ownership interest in the newly formed entity Glaseadas Originales S.L. (“KK Spain”), for approximately $0.8 million in cash. As the Company has the ability to exercise significant influence over both KK Brazil and KK Spain, but does not exercise control, the investments will be accounted for using the equity method, and equity method earnings will be recognized within Other (income)/expenses, net on the Condensed Consolidated Statements of Operations.
2023 Acquisitions
In the quarter and two quarters ended July 2, 2023, there were no acquisitions.

Note 3 — Inventories
The components of Inventories are as follows:

	June 30, 2024	December 31, 2023
Raw materials	$23,335	$21,000
Work in progress	458	211
Finished goods and purchased merchandise	15,668	13,505
Total inventories	$39,461	$34,716

Note 4 — Goodwill and Other Intangible Assets, net
Goodwill
Changes in the carrying amount of goodwill by reportable segment are as follows:

	U.S.	International	Market Development	Total
Balance as of December 31, 2023	$677,956	$294,468	$129,515	$1,101,939
Foreign currency impact	—	(5,690)	—	(5,690)
Balance as of June 30, 2024	$677,956	$288,778	$129,515	$1,096,249
Other Intangible Assets, net
Other intangible assets consist of the following:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible assets with indefinite lives
Trade names and trademarks	$658,033	$—	$658,033	$657,980	$—	$657,980
Intangible assets with definite lives
Franchise agreements	30,390	(11,471)	18,919	30,390	(10,744)	19,646
Customer relationships	15,000	(6,845)	8,155	15,000	(6,413)	8,587
Reacquired franchise rights (1)	391,537	(148,930)	242,607	397,279	(137,143)	260,136
Total intangible assets with definite lives	436,927	(167,246)	269,681	442,669	(154,300)	288,369
Total intangible assets	$1,094,960	$(167,246)	$927,714	$1,100,649	$(154,300)	$946,349
(1)Reacquired franchise rights include the impact of foreign currency fluctuations associated with the respective countries.
Amortization expense related to intangible assets included in depreciation and amortization expense was $7.4 million and $14.8 million for the quarter and two quarters ended June 30, 2024, and $7.3 million and $14.6 million for the quarter and two quarters ended July 2, 2023.

Note 5 — Leases
The Company included the following amounts related to operating and finance lease assets and liabilities within the Condensed Consolidated Balance Sheets:

		As of
		June 30, 2024	December 31, 2023
Assets	Classification
Operating lease	Operating lease right of use asset, net	$456,124	$456,964
Finance lease	Property and equipment, net	40,599	41,411
Total leased assets		$496,723	$498,375
Liabilities
Current
Operating lease	Current operating lease liabilities	$54,937	$50,365
Finance lease	Current portion of long-term debt	7,827	8,631
Noncurrent
Operating lease	Noncurrent operating lease liabilities	453,338	454,583
Finance lease	Long-term debt, less current portion	38,825	38,486
Total leased liabilities		$554,927	$552,065
Lease costs were as follows:

		Quarter Ended		Two Quarters Ended
		June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Lease cost	Classification
Operating lease cost	Selling, general and administrative expense	$879	$986	$1,814	$1,877
Operating lease cost	Operating expenses	24,365	22,185	48,388	44,575
Short-term lease cost	Operating expenses	1,265	1,264	2,350	2,545
Variable lease costs	Operating expenses	7,398	6,886	14,831	16,231
Sublease income	Royalties and other revenues	(35)	(35)	(70)	(70)
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization expense	$2,867	$1,781	$5,788	$3,365
Interest on lease liabilities	Interest expense, net	865	491	1,742	1,064
Supplemental disclosures of cash flow information related to leases were as follows:

	Two Quarters Ended
	June 30, 2024	July 2, 2023
Other information
Cash paid for leases:
Operating cash flows for operating leases (1)	$58,406	$57,968
Operating cash flows for finance leases	1,728	1,121
Financing cash flows for finance leases	5,297	3,632
Right of use assets obtained in exchange for new lease liabilities:
Operating leases	$26,909	$43,895
Finance leases	4,594	5,931
(1)Operating cash flows from operating leases include variable rent payments which are not included in the measurement of lease liabilities. Variable rent payments were $14.8 million and $16.2 million for the two quarters ended June 30, 2024 and July 2, 2023, respectively.

There were no lease termination charges in the two quarters ended June 30, 2024. The Company recognized a net gain of $0.6 million included in Other (income)/expenses, net on the Condensed Consolidated Statement of Operations in the two quarters ended July 2, 2023, related to the termination of leases at certain Krispy Kreme shops in the U.S. where the Company had already recognized impairment of the corresponding right of use assets in a prior period.
There were no sale-leaseback transactions completed in the two quarters ended June 30, 2024. In the two quarters ended July 2, 2023, the Company completed a sale-leaseback transaction whereby it disposed of the land at one real estate property for proceeds of $10.0 million. The Company subsequently leased back the property, which is accounted for as an operating lease. The Company recognized a gain on sale of $9.6 million, which is included in Other (income)/expenses, net on the Condensed Consolidated Statement of Operations.
Note 6 — Fair Value Measurements
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

June 30, 2024
Level 2
Assets:
Commodity derivatives	$154
Total Assets	$154

Liabilities:
Interest rate derivatives	$745
Foreign currency derivatives	408
Total Liabilities	$1,153

December 31, 2023
Level 2
Assets:
Interest rate derivatives	$1,596
Total Assets	$1,596

Liabilities:
Foreign currency derivatives	$345
Commodity derivatives	113
Total Liabilities	$458
There were no assets or liabilities measured using Level 1 and Level 3 inputs and no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the two quarters ended June 30, 2024 and fiscal year ended December 31, 2023. The Company’s derivatives are valued using discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates.

Note 7 — Derivative Instruments
Commodity Price Risk
The Company uses forward contracts to protect against the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar, and shortening are the most significant, and the cost of gasoline used by its delivery vehicles. Management has not designated these forward contracts as hedges. As of June 30, 2024 and December 31, 2023, the total notional amount of commodity derivatives was 1.0 million and 1.8 million gallons of fuel, respectively. They are scheduled to mature between July 2024 and December 2024 and January 2024 and December 2024, respectively. As of June 30, 2024 and December 31, 2023, the Company recorded an asset of $0.2 million and a liability of $0.1 million, respectively, related to the fair market values of its commodity derivatives. The settlement of commodity derivative contracts is reported in the Condensed Consolidated Statements of Cash Flows as a cash flow from operating activities.
Interest Rate Risk
The Company uses interest rate swaps to manage its exposure to interest rate volatility from its debt arrangements. Management has designated the swap agreements as cash flow hedges and recognized the changes in the fair value of these swaps in other comprehensive income. As of June 30, 2024 and December 31, 2023, the Company has recorded a liability of $0.7 million and an asset of $1.6 million, respectively, related to the fair market values of its interest rate derivatives. The cash flows associated with the interest rate swaps are reflected in operating activities in the Condensed Consolidated Statements of Cash Flows, which is consistent with the classification as operating activities of the interest payments on the term loan.
In the quarter ended June 30, 2024, existing interest rate swap agreements (the “prior agreements”) with an aggregate notional amount of $505.0 million matured. The Company then entered into new interest rate swap agreements (the “new agreements”) with an aggregate notional amount of $200.0 million as of June 30, 2024. The primary difference between the new agreements and the prior agreements included the setting of a new rate on the fixed component of the swaps (approximately 4.2%). The new agreements have a benchmark rate on the floating component of the swaps of one-month SOFR and are scheduled to mature in March 2028. The Company expects to increase the ratio of hedged to unhedged debt during the second half of fiscal 2024, which decreased following the maturity of the prior agreements, and entered into interest rate swap agreements with an additional aggregate notional amount of $250.0 million subsequent to the end of the quarter ended June 30, 2024.
The net effect of the interest rate swap arrangements will be to fix the interest rate on the term loan under the 2023 Facility (as defined in Note 9, Long-Term Debt) up to the notional amount outstanding at the rates payable under the swap agreements plus the Applicable Rate (as defined by the 2023 Facility), through the swap maturity dates in March 2028.
In the two quarters ended July 2, 2023, the Company cancelled certain interest rate swap agreements with an aggregate notional amount of $265.0 million, collecting $7.7 million in cash proceeds, and entered into new agreements with the same counterparties. The cash flows are reflected in operating activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency risk primarily from its investments in consolidated subsidiaries that operate in Canada, the U.K., Ireland, Australia, New Zealand, Mexico, and Japan. In order to mitigate the impact of foreign exchange fluctuations on commercial and financial transactions with these subsidiaries, the Company enters into foreign exchange forward contracts. Management has not designated these forward contracts as hedges. As of June 30, 2024 and December 31, 2023, the total notional amount of foreign exchange derivatives was $75.8 million and $49.8 million, respectively. The majority matured in July 2024 and January 2024, respectively. The Company recorded liabilities of $0.4 million and $0.3 million as of June 30, 2024 and December 31, 2023, respectively, related to the fair market values of its foreign exchange derivatives.

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations
The following tables present the fair values of derivative instruments included in the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, for derivatives not designated as hedging instruments and derivatives designated as hedging instruments, respectively. The Company only has cash flow hedges that are designated as hedging instruments.

	Derivatives Fair Value
Derivatives Not Designated as Hedging Instruments	June 30, 2024	December 31, 2023	Balance Sheet Location
Commodity derivatives	$154	$—	Prepaid expense and other current assets
Total Assets	$154	$—
Foreign currency derivatives	$408	$345	Accrued liabilities
Commodity derivatives	—	113	Accrued liabilities
Total Liabilities	$408	$458

	Derivatives Fair Value
Derivatives Designated as Hedging Instruments	June 30, 2024	December 31, 2023	Balance Sheet Location
Interest rate derivatives (current)	$—	$1,596	Prepaid expense and other current assets
Total Assets	$—	$1,596
Interest rate derivatives (current)	$200	—	Accrued liabilities
Interest rate derivatives (noncurrent)	545	—	Other long-term obligations and deferred credits
Total Liabilities	$745	$—
The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the quarters and two quarters ended June 30, 2024 and July 2, 2023 is as follows:

	Derivative Gain Recognized in Income for the Quarter Ended		Derivative Gain Recognized in Income for the Two Quarters Ended
Derivatives Designated as Hedging Instruments	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023	Location of Derivative Gain Recognized in Income
Gain on interest rate derivatives	$3,016	$446	$6,067	$2,632	Interest expense, net
	$3,016	$446	$6,067	$2,632

	Derivative Gain/(Loss) Recognized in Income for the Quarter Ended		Derivative Gain/(Loss) Recognized in Income for the Two Quarters Ended
Derivatives Not Designated as Hedging Instruments	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023	Location of Derivative Gain/(Loss) Recognized in Income
Gain/(loss) on foreign currency derivatives	$191	$986	$(63)	$62	Other non-operating expense, net
(Loss)/gain on commodity derivatives	(87)	(266)	367	(384)	Other non-operating expense, net
	$104	$720	$304	$(322)

Note 8 — Vendor Finance Programs
The following table presents liabilities related to vendor finance programs which the Company participates in as a buyer as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023	Balance Sheet Location
Supply chain financing programs	$33,253	$51,239	Accounts payable
Structured payables programs	129,344	130,104	Structured payables
Total Liabilities	$162,597	$181,343
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
Note 9 — Long-Term Debt
The Company’s long-term debt obligations consists of the following:

	June 30, 2024	December 31, 2023
2023 Facility — term loan	$665,000	$682,500
2023 Facility — revolving credit facility	230,000	155,000
Short-term lines of credit	17,000	11,000
Less: Debt issuance costs	(3,847)	(4,371)
Finance lease obligations	46,653	47,117
Total long-term debt	954,806	891,246
Less: Current portion of long-term debt	(59,827)	(54,631)
Long-term debt, less current portion	$894,979	$836,615
2023 Secured Credit Facility
The Company is party to a credit agreement (the “2023 Facility”) consisting of a $300.0 million senior secured revolving credit facility and a term loan with an original principal amount of $700.0 million. The 2023 Facility is secured by a first priority lien on substantially all of the Company’s personal property assets, certain real properties, and all of the Company’s domestic wholly owned subsidiaries. Loans made pursuant to the 2023 Facility may be used for general corporate purposes of the Company (including, but not limited to, financing working capital needs, capital expenditures, acquisitions, other investments, dividends, and stock repurchases) and for any other purpose not prohibited under the related loan documents.

Borrowings under the 2023 Facility are generally subject to an interest rate of adjusted term SOFR plus a credit spread adjustment of 0.10% plus (i) 2.25% if the Company’s leverage ratio (as defined in the 2023 Facility) equals or exceeds 4.00 to 1.00, (ii) 2.00% if the Company’s leverage ratio is less than 4.00 to 1.00 but greater than or equal to 3.00 to 1.00, or (iii) 1.75% if the Company’s leverage ratio is less than 3.00 to 1.00. As of June 30, 2024 and December 31, 2023, the unhedged interest rate was 7.43% and 7.46% under the 2023 Facility, respectively. As of June 30, 2024 and December 31, 2023, $200.0 million out of the $665.0 million term loan balance and $505.0 million out of the $682.5 million term loan balance, respectively, was hedged. As of June 30, 2024 and December 31, 2023, the effective interest rate on the term loan was approximately 7.10% and 6.80%, respectively. The Company is required to make equal installments of 1.25% of the aggregate closing date principal amount of the term loan on the last day of each fiscal quarter. All remaining term loan and revolving loan balances are to be due at maturity in March 2028.
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
RSU and PSU activity under the Company’s various plans during the periods presented is as follows:

(in thousands, except per share amounts)	Non-vested shares outstanding at December 31, 2023	Granted	Vested	Forfeited	Non-vested shares outstanding at June 30, 2024
KKI
RSUs and PSUs	6,785	1,587	1,073	298	7,001
Weighted Average Grant Date Fair Value	$14.54	14.89	15.03	14.97	$14.53
KK U.K.
RSUs	7	—	—	—	7
Weighted Average Grant Date Fair Value	$29.80	—	—	—	$29.80
Insomnia Cookies
RSUs	47	—	6	—	41
Weighted Average Grant Date Fair Value	$120.21	—	74.12	—	$122.42
KK Australia
RSUs	185	—	22	—	163
Weighted Average Grant Date Fair Value	$1.57	—	1.61	—	$1.57
KK Mexico
RSUs	20	—	2	—	18
Weighted Average Grant Date Fair Value	$30.18	—	29.21	—	$30.01
The Company recorded total non-cash compensation expense related to RSUs and PSUs under the plans of $6.8 million and $12.9 million for the quarter and two quarters ended June 30, 2024, respectively, and $3.9 million and $8.6 million for the quarter and two quarters ended July 2, 2023, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The unrecognized compensation cost related to the unvested RSUs and PSUs and the weighted average period over which such cost is expected to be recognized are as follows:

	As of June 30, 2024
	Unrecognized Compensation Cost	Recognized Over a Weighted Average Period of
KKI	$66,241	3.2 years
KK U.K.	83	2.0 years
Insomnia Cookies	3,056	0.8 years
KK Australia	63	1.2 years
KK Mexico	148	1.1 years
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
A summary of the status of the time-vested stock options as of December 31, 2023 and changes during the first two quarters of fiscal 2024 is presented below:

	Share options outstanding at				Share options outstanding at
(in thousands, except per share amounts)	December 31, 2023	Granted	Exercised	Forfeited or Expired	June 30, 2024
KKI
Options	2,993	—	—	67	2,926
Weighted Average Grant Date Fair Value	$5.90	—	—	6.10	$5.90
Weighted Average Exercise Price	$14.30	—	—	14.61	$14.30
The Company recorded total non-cash compensation expense related to the time-vested stock options of $0.9 million and $1.8 million for the quarter and two quarters ended June 30, 2024, respectively, and $0.9 million and $1.8 million for the quarter and two quarters ended July 2, 2023, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The unrecognized compensation cost related to the stock options and the weighted average period over which such cost is expected to be recognized are as follows:

	As of June 30, 2024
	Unrecognized Compensation Cost	Recognized Over a Weighted Average Period of
KKI	$5,845	1.8 years
During the quarter and two quarters ended June 30, 2024 1.5 million time-vested stock options vested. No time-vested stock options vested during the quarter and two quarters ended July 2, 2023.

Note 11 — Income Taxes
For interim tax reporting, the Company estimates a worldwide annual effective tax rate and applies that rate to the year-to-date ordinary (loss)/income. The tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.
The Company’s effective income tax rates were 42.3% and -5.9% for the quarter and two quarters ended June 30, 2024, respectively, and 101.1% and 131.3% for the quarter and two quarters ended July 2, 2023, respectively. The Company’s effective income tax rate for the quarter and two quarters ended June 30, 2024 differed from the respective statutory rates primarily due to disallowed executive compensation expense, the mix of income and taxes attributable to foreign jurisdictions, and noncontrolling interest in domestic joint ventures. The Company’s effective income tax rate for the quarter and two quarters ended July 2, 2023 differed from the respective statutory rates primarily due to the mix of income and taxes attributable to foreign jurisdictions, the recognition of previously unrecognized tax benefits, disallowed executive compensation expense, noncontrolling interest in domestic joint ventures, and a discrete tax benefit unrelated to ongoing operations.
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
Other Commitments and Contingencies
The Company’s primary banks issued letters of credit on its behalf totaling $15.4 million and $15.4 million as of June 30, 2024 and December 31, 2023, respectively, a majority of which secure the Company’s reimbursement obligations to insurers under its self-insurance arrangements.
Note 13 — Related Party Transactions
As of June 30, 2024 the Company held an equity ownership in five franchisees, KremeWorks USA, LLC (20% ownership), KremeWorks Canada, L.P. (25% ownership), Krispy Kreme Doughnuts France SAS (“KK France”) (33% ownership), KK Brazil (45% ownership), and KK Spain (25% ownership), with an aggregate carrying value of $5.6 million. As of December 31, 2023 the Company held an equity ownership in three franchisees, KremeWorks USA, LLC (20% ownership), KremeWorks Canada, L.P. (25% ownership), and KK France (33% ownership) with an aggregate carrying value of $2.8 million.
Note 14 — Revenue Recognition
Disaggregation of Revenues
Revenues are disaggregated as follows:

	Quarter Ended		Two Quarters Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Company Shops, DFD and Branded Sweet Treats	$413,748	$387,428	$833,961	$780,242
Mix and equipment revenue from franchisees	15,663	12,920	28,962	30,780
Franchise royalties and other	9,398	8,534	18,584	16,810
Total net revenues	$438,809	$408,882	$881,507	$827,832

Other revenues include advertising fund contributions from franchisees, rental income, development and franchise fees, and licensing royalties from customers for use of the Krispy Kreme brand, such as Keurig coffee cups.
Contract Balances
Deferred revenue and related receivables are as follows:

	June 30, 2024	December 31, 2023	Balance Sheet Location
Trade receivables, net of allowances of $539 and $564, respectively	$49,181	$45,858	Accounts receivables, net
Deferred revenue:
Current	$20,299	$22,066	Accrued liabilities
Noncurrent	8,461	6,005	Other long-term obligations and deferred credits
Total deferred revenue	$28,760	$28,071
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

Note 15 — Net (Loss)/Earnings per Share
The following table presents the calculations of basic and diluted EPS:

	Quarter Ended		Two Quarters Ended
(in thousands, except per share amounts)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net (loss)/income attributable to Krispy Kreme, Inc.	$(5,491)	$223	$(14,025)	$(78)
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(11)	(4)	(30)	(7)
Net (loss)/income attributable to common shareholders - Diluted	$(5,502)	$219	$(14,055)	$(85)
Basic weighted average common shares outstanding	169,095	168,184	168,890	168,162
Dilutive effect of outstanding common stock options, RSUs, and PSUs	—	2,475	—	—
Diluted weighted average common shares outstanding	169,095	170,659	168,890	168,162
(Loss)/earnings per share attributable to common shareholders:
Basic	$(0.03)	$0.00	$(0.08)	$0.00
Diluted	$(0.03)	$0.00	$(0.08)	$0.00
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
The following table summarizes the gross number of potential dilutive unvested RSUs and PSUs excluded due to antidilution (unadjusted for the treasury stock method):

	Quarter Ended		Two Quarters Ended
(in thousands)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
KKI	7,001	224	7,001	7,074
KK U.K.	7	7	7	7
Insomnia Cookies	—	37	—	37
KK Australia	—	—	—	185
KK Mexico	18	—	—	—
For the quarter and two quarters ended June 30, 2024 and July 2, 2023, all 2.9 million and 3.0 million time-vested stock options, respectively, were excluded from the computation of diluted weighted average common shares outstanding based on application of the treasury stock method.

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
The reportable segment results are as follows:

	Quarter Ended		Two Quarters Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net revenues:
U.S.	$289,304	$267,417	$585,239	$548,761
International	125,269	120,588	250,019	232,576
Market Development	24,236	20,877	46,249	46,495
Total net revenues	$438,809	$408,882	$881,507	$827,832

	Quarter Ended		Two Quarters Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Segment Adjusted EBITDA:
U.S.	$32,668	$28,085	$75,284	$66,620
International	21,655	24,702	42,191	43,684
Market Development	12,875	10,495	24,775	22,046
Corporate	(12,472)	(14,468)	(29,336)	(28,608)
Adjusted EBITDA	54,726	48,814	112,914	103,742
Interest expense, net	14,452	12,063	28,188	24,051
Income tax (benefit)/expense	(3,611)	(7,563)	651	(7,246)
Depreciation and amortization expense	34,600	29,196	68,186	57,135
Share-based compensation	7,648	4,824	14,634	10,369
Employer payroll taxes related to share-based compensation	207	189	250	214
Other non-operating expense, net (1)	949	1,061	1,522	2,060
Strategic initiatives (2)	4,187	4,477	9,008	17,946
Acquisition and integration expenses (3)	851	339	1,099	430
New market penetration expenses (4)	572	241	1,038	335
Shop closure expenses, net (5)	628	1,484	767	805
Restructuring and severance expenses (6)	132	1,667	138	2,247
Gain on sale-leaseback	—	15	—	(9,646)
Other (7)	(958)	737	(973)	3,314
Net (loss)/income	$(4,931)	$84	$(11,594)	$1,728
(1)Primarily foreign translation gains and losses in each period.
(2)The quarter and two quarters ended June 30, 2024 consist primarily of costs associated with global transformation, exploring strategic alternatives for the Insomnia Cookies business, and preparing for the McDonald’s U.S. expansion (with these three specific initiatives aggregating to approximately $3.9 million and $8.5 million for the quarter and two quarters ended June 30, 2024, respectively). The quarter and two quarters ended July 2, 2023 consists primarily of costs associated with the decision to exit the Branded Sweet Treats business, including property, plant and equipment impairments, inventory write-offs, employee severance, and other related costs.
(3)Consists of acquisition and integration-related costs in connection with the Company’s business and franchise acquisitions, including legal, due diligence, and advisory fees incurred in connection with acquisition and integration-related activities for the applicable period.
(4)Consists of start-up costs associated with entry into new countries for which the Company’s brands have not previously operated, including Brazil, Spain, and the Insomnia Cookies brand entering Canada and the U.K.
(5)Includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment.
(6)The quarter and two quarters ended July 2, 2023 consist primarily of costs associated with restructuring of the global executive team.
(7)The quarter and two quarters ended June 30, 2024 consist primarily of a gain from insurance proceeds received related to a shop in the U.S. that was destroyed and subsequently rebuilt. The quarter and two quarters ended July 2, 2023 consist primarily of legal and other regulatory expenses incurred outside the ordinary course of business.

Note 17 — Subsequent Events
The Company evaluated subsequent events and transactions for potential recognition or disclosure in the Condensed Consolidated Financial Statements through August 8, 2024, the date the Condensed Consolidated Financial Statements were available to be issued. All subsequent events requiring recognition and disclosure have been incorporated into these Condensed Consolidated Financial Statements.
On July 15, 2024, the Company acquired the business and operating assets of nine franchise shops in the U.S. (located in Washington, Oregon, and Hawaii) and one franchise shop in Canada (located in Vancouver). The Company was a minority investor in the shops via its equity method investments in KremeWorks USA, LLC and KremeWorks Canada, L.P. prior to the acquisition. The Company paid consideration of approximately $31.6 million, consisting of $26.8 million of cash (exclusive of $6.7 million proceeds for the Company’s equity method investments), $2.1 million of consideration payable to the sellers, and $2.7 million settlement of amounts related to pre-existing relationships, to acquire substantially all of the shops’ assets. The acquisition provides the opportunity to expand the Company’s omni-channel strategy in the U.S. and Canada, and will be accounted for as a business combination. The results of the acquired franchise business were reported within the Market Development segment through the quarter ended June 30, 2024 and will be reported within the U.S. segment for the nine U.S. shops and the International segment for the one Canada shop following the acquisition date. As of the date of issuance of this Quarterly Report on Form 10-Q, the Company has not completed the initial accounting for this business combination.
On July 17, 2024, the Company entered into an agreement to sell shares in Insomnia Cookies in exchange for cash proceeds of approximately $127.4 million. On August 1, 2024 the Company received additional cash of approximately $45 million from Insomnia Cookies related to the settlement of an intercompany loan. The Company intends to use these proceeds to further strengthen its fresh doughnut business and expand availability, as well as pay down debt. Following the redemption, the Company owns approximately 34% of Insomnia Cookies. As of the date of issuance of this Quarterly Report on Form 10-Q, the Company has not completed the initial accounting for this transaction.

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
Overview
Krispy Kreme is one of the most beloved and well-known sweet treat brands in the world. Krispy Kreme operates in 40 countries with our transformational omni-channel strategy, which focuses on delivering fresh doughnuts such as our iconic Original Glazed® doughnut, which is universally recognized for its hot-off-the-line, melt-in-your-mouth experience, to where our consumers are located and want to have access to them. Global Points of Access are a key metric and we define them as our unique network of fresh Doughnut Shops, partnerships with leading retailers (DFD Doors), and a rapidly growing digital business. Our purpose of touching and enhancing lives through the joy that is Krispy Kreme guides how we operate every day and is reflected in the love we have for our people, our communities, and the planet.
The following table presents a summary of our financial results for the periods presented:

	Quarter Ended			Two Quarters Ended
(in thousands, except percentages)	June 30, 2024	July 2, 2023	% Change	June 30, 2024	July 2, 2023	% Change
Net Revenues (1)	$438,809	$408,882	7.3%	$881,507	$827,832	6.5%
Net (Loss)/Income Attributable to Krispy Kreme, Inc.	(5,491)	223	-2,562.3%	(14,025)	(78)	-17,880.8%
Adjusted Net Income, Diluted (2)	9,108	11,399	-20.1%	20,429	26,667	-23.4%
Adjusted EBITDA (2)	54,726	48,814	12.1%	112,914	103,742	8.8%
(1)We generated 7.8% and 7.2% organic revenue growth for the quarter and two quarters ended June 30, 2024.
(2)Refer to “Key Performance Indicators and Non-GAAP Measures” below for more information as to how we define and calculate Adjusted EBITDA and Adjusted Net Income, Diluted and for a reconciliation of Adjusted EBITDA and Adjusted Net Income, Diluted to the most comparable GAAP measure.

Significant Events and Transactions
Executing on our Omni-Channel Strategy
We made strong progress on the execution of our omni-channel strategy in the second quarter of fiscal 2024, as we continue to add quality Global Points of Access across our network and convert markets into fully implemented Hub and Spoke models (refer to “Key Performance Indicators and Non-GAAP Measures” below for more information as to how we define the Hub and Spoke model). We added 1,039 new Global Points of Access in the second quarter of fiscal 2024 to reach 15,853 Global Points of Access. The primary driver of the increased Global Points of Access during the second quarter was the continued expansion of our DFD network in alignment with our transformation strategy, as we added 993 DFD Doors globally, including 299 DFD Doors to the U.S. segment and 669 DFD Doors to the International segment. The increase in DFD Doors is the result of our focus on executing our omni-channel strategy to drive our transformation, and includes expansion with key customers. We expect DFD growth to continue to be one of our most significant drivers of earnings growth, primarily through increased door count and also through optimization of revenue per door. Deployment of the omni-channel strategy in the U.S. led to our trailing four quarters Sales per Hub increasing by 6.4% from $4.7 million in the second quarter of fiscal 2023 to $5.0 million in the second quarter of fiscal 2024. The increase in our Sales per Hub contributed to U.S. segment organic revenue growth of 8.4% and Adjusted EBITDA margin expansion in the second quarter of fiscal 2024. Our goal is to continue to grow our Sales per Hub over time, which we believe will drive higher margins and higher return on invested capital.
In addition to grocery and convenience stores, we are also expanding in DFD channels such as Quick Service Restaurant (“QSR”) and club membership to further broaden availability of our doughnuts to consumers. This includes our QSR partnership with McDonald’s. Following a successful pilot at approximately 160 McDonald’s shops in Louisville and Lexington, Kentucky and the surrounding area, we entered into an agreement to work with McDonald’s to develop a deployment schedule for a U.S. national rollout of the sale of Krispy Kreme doughnuts at McDonald’s restaurants. The deployment schedule will set forth the anticipated launch period for each McDonald’s business unit in the U.S., with phasing expected from the fourth quarter of fiscal 2024 through the end of fiscal 2026. The agreement does not guarantee us any particular level of business unit deployment, sales, or profits.
Growing our Global Presence
Another key strategic initiative on our journey to become the Most Loved Sweet Treat Brand in the World is to increase our global presence, focusing on the percentage of our revenues and Adjusted EBITDA generated outside the U.S. We expect to open in three to five new countries in fiscal 2024, with a key focus in Western Europe and select Asian and South American countries. We recently entered into agreements with franchise partners in Brazil, Germany, and Spain, with shop openings expected in the future. We expect to have further announcements throughout the year as we grow our global business.

Digital, Brand, and Innovation
Digital channel sales represented a healthy 22.2% of our Doughnut Shop and Cookie Bakery sales (excluding DFD) for the second quarter of fiscal 2024, up from 18.8% in the same quarter last year. Our growth in digital is due to our focus on owned channel improvements and increasing product availability through third parties.
Innovation is a significant driver of frequency as we create and introduce premium and buzz-worthy offerings to consumers across our Global Points of Access. During the second quarter of fiscal 2024 we delivered the joy that is Krispy Kreme through powerful specialty doughnuts and seasonal activations including Mother’s Day, Kit Kat, and Southern Sweets with Dolly Parton, among many others around the world.

minis
for MOM
Krispy Kreme
DOUGHNUTS
ENJOY

KitKat

Krispy Kreme
24
doughnut
dots
doughnut
dots

TOTAL SOLAR
ECLIPSE
DOUGHNUT

FATHER'S
DAY
COLLECTION

Krispy Kreme
limited time
Dolly
Dolly
SOUTHERN SWEETS
DOUGHNUT COLLECTION

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
The following table presents our Global Points of Access, by segment and type, as of the end of the second quarter of fiscal 2024, the second quarter of fiscal 2023, and fiscal 2023, respectively:

	Global Points of Access
	Quarter Ended		Fiscal Year Ended
	June 30, 2024	July 2, 2023	December 31, 2023
U.S.:
Hot Light Theater Shops	229	228	229
Fresh Shops	70	66	70
Cookie Bakeries	286	244	267
DFD Doors (2)	7,497	6,320	6,808
Total	8,082	6,858	7,374
International:
Hot Light Theater Shops	46	44	44
Fresh Shops	502	466	483
Carts, Food Trucks, and Other (1)	18	16	16
DFD Doors	4,871	3,396	3,977
Total	5,437	3,922	4,520
Market Development:
Hot Light Theater Shops	117	111	116
Fresh Shops	1,033	873	968
Carts, Food Trucks, and Other (1)	30	28	30
DFD Doors	1,154	1,080	1,139
Total	2,334	2,092	2,253
Total Global Points of Access (as defined)	15,853	12,872	14,147
Total Hot Light Theater Shops	392	383	389
Total Fresh Shops	1,605	1,405	1,521
Total Cookie Bakeries	286	244	267
Total Shops	2,283	2,032	2,177
Total Carts, Food Trucks, and Other	48	44	46
Total DFD Doors	13,522	10,796	11,924
Total Global Points of Access (as defined)	15,853	12,872	14,147
(1)Carts and Food Trucks are non-producing, mobile (typically on wheels) facilities without walls or a door where product is received from a Hot Light Theater Shop or Doughnut Factory. Other includes a vending machine. Points of Access in this category are primarily found in international locations in airports, train stations, etc.
(2)Includes over 160 McDonald’s shops located in Louisville and Lexington, Kentucky and the surrounding area as of June 30, 2024.

As of June 30, 2024, we had 15,853 Global Points of Access, with 2,283 Krispy Kreme and Insomnia Cookies branded shops, 48 Carts and Food Trucks, and 13,522 DFD Doors. During the second quarter of fiscal 2024, we added a net 44 additional shops globally, including one Hot Light Theater Shop, 34 Fresh Shops, and nine Insomnia Cookie Bakeries. We added a net 993 new DFD Doors during the quarter as we continue to focus on the deployment of our Hub and Spoke model and our expansion into QSR channels. We plan to continue adding new locations and expanding our digital platform in order to extend the availability of and access to our products. We are excited about our partnership with McDonald’s and the phasing of a U.S. national rollout, which we believe has validated the attractiveness of the QSR channel.
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
The following table presents our Hubs, by segment and type, as of the end of the second quarter of fiscal 2024, the second quarter of fiscal 2023, and fiscal 2023, respectively:

	Hubs
	Quarter Ended		Fiscal Year Ended
	June 30, 2024	July 2, 2023	December 31, 2023
U.S.:
Hot Light Theater Shops (1)	222	221	220
Doughnut Factories	5	4	4
Total	227	225	224
Hubs with Spokes	151	143	149
Hubs without Spokes	76	82	75
International:
Hot Light Theater Shops (1)	37	35	36
Doughnut Factories	14	14	14
Total	51	49	50
Hubs with Spokes	51	49	50
Market Development:
Hot Light Theater Shops (1)	115	108	112
Doughnut Factories	26	23	23
Total	141	131	135
Total Hubs	419	405	409
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
The following tables present a reconciliation of net loss to Adjusted EBITDA and net loss to Adjusted Net Income, Diluted and Adjusted EPS for the periods presented:

	Quarter Ended		Two Quarters Ended
(in thousands)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net (loss)/income	$(4,931)	$84	$(11,594)	$1,728
Interest expense, net	14,452	12,063	28,188	24,051
Income tax (benefit)/expense	(3,611)	(7,563)	651	(7,246)
Depreciation and amortization expense	34,600	29,196	68,186	57,135
Share-based compensation	7,648	4,824	14,634	10,369
Employer payroll taxes related to share-based compensation	207	189	250	214
Other non-operating expense, net (1)	949	1,061	1,522	2,060
Strategic initiatives (2)	4,187	4,477	9,008	17,946
Acquisition and integration expenses (3)	851	339	1,099	430
New market penetration expenses (4)	572	241	1,038	335
Shop closure expenses, net (5)	628	1,484	767	805
Restructuring and severance expenses (6)	132	1,667	138	2,247
Gain on sale-leaseback	—	15	—	(9,646)
Other (7)	(958)	737	(973)	3,314
Adjusted EBITDA	$54,726	$48,814	$112,914	$103,742

	Quarter Ended		Two Quarters Ended
(in thousands, except per share amounts)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net (loss)/income	$(4,931)	$84	$(11,594)	$1,728
Share-based compensation	7,648	4,824	14,634	10,369
Employer payroll taxes related to share-based compensation	207	189	250	214
Other non-operating expense, net (1)	949	1,061	1,522	2,060
Strategic initiatives (2)	4,187	4,477	9,008	17,946
Acquisition and integration expenses (3)	851	339	1,099	430
New market penetration expenses (4)	572	241	1,038	335
Shop closure expenses (5)	628	1,484	767	805
Restructuring and severance expenses (6)	132	1,667	138	2,247
Gain on sale-leaseback	—	15	—	(9,646)
Other (7)	(958)	737	(973)	3,314
Amortization of acquisition related intangibles (8)	7,397	7,368	14,817	14,641
Loss on extinguishment of 2019 Facility (9)	—	—	—	472
Tax impact of adjustments (10)	(6,777)	(9,464)	(7,001)	(14,120)
Tax specific adjustments (11)	(226)	(1,758)	(815)	(2,315)
Net (income)/loss attributable to noncontrolling interest	(560)	139	(2,431)	(1,806)
Adjusted net income attributable to common shareholders - Basic	$9,119	$11,403	$20,459	$26,674
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(11)	(4)	(30)	(7)
Adjusted net income attributable to common shareholders - Diluted	$9,108	$11,399	$20,429	$26,667
Basic weighted average common shares outstanding	169,095	168,184	168,890	168,162
Dilutive effect of outstanding common stock options, RSUs, and PSUs	2,397	2,475	2,442	2,163
Diluted weighted average common shares outstanding	171,492	170,659	171,332	170,325
Adjusted net income per share attributable to common shareholders:
Basic	$0.05	$0.07	$0.12	$0.16
Diluted	$0.05	$0.07	$0.12	$0.16
(1)Primarily foreign translation gains and losses in each period.
(2)The quarter and two quarters ended June 30, 2024 consist primarily of costs associated with global transformation, exploring strategic alternatives for the Insomnia Cookies business, and preparing for the McDonald’s U.S. expansion (with these three specific initiatives aggregating to approximately $3.9 million and $8.5 million for the quarter and two quarters ended June 30, 2024, respectively). The quarter and two quarters ended July 2, 2023 consists primarily of costs associated with the decision to exit the Branded Sweet Treats business, including property, plant and equipment impairments, inventory write-offs, employee severance, and other related costs.
(3)Consists of acquisition and integration-related costs in connection with the Company’s business and franchise acquisitions, including legal, due diligence, and advisory fees incurred in connection with acquisition and integration-related activities for the applicable period.
(4)Consists of start-up costs associated with entry into new countries for which the Company’s brands have not previously operated, including Brazil, Spain, and the Insomnia Cookies brand entering Canada and the U.K.
(5)Includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment.
(6)The quarter and two quarters ended June 30, 2024 and July 2, 2023 consist primarily of costs associated with restructuring of the global executive team.
(7)The quarter and two quarters ended June 30, 2024 consist primarily of a gain from insurance proceeds received related to a shop in the U.S. that was destroyed and subsequently rebuilt. The quarter and two quarters ended July 2, 2023 consist primarily of legal and other regulatory expenses incurred outside the ordinary course of business.
(8)Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the Condensed Consolidated Statements of Operations.

(9)Includes interest expenses related to unamortized debt issuance costs from the 2019 Facility associated with extinguished lenders as a result of the March 2023 debt refinancing.
(10)Tax impact of adjustments calculated applying the applicable statutory rates. The quarter and two quarters ended June 30, 2024 and July 2, 2023 also include the impact of disallowed executive compensation expense.
(11)The quarter and two quarters ended June 30, 2024 consist of the recognition of previously unrecognized tax benefits unrelated to ongoing operations, a discrete tax benefit unrelated to ongoing operations, and the effect of various tax law changes on existing temporary differences. The quarter and two quarters ended July 2, 2023 consist of the recognition of a previously unrecognized tax benefit unrelated to ongoing operations, the effect of tax law changes on existing temporary differences, and a discrete tax benefit unrelated to ongoing operations.
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
Sales per Hub was as follows for each of the periods below:

	Trailing Four Quarters Ended	Fiscal Year Ended
(in thousands, unless otherwise stated)	June 30, 2024	December 31, 2023	January 1, 2023
U.S.:
Revenues	$1,141,422	$1,104,944	$1,010,250
Non-Fresh Revenues (1)	(3,760)	(9,416)	(38,380)
Fresh Revenues from Insomnia Cookies and Hubs without Spokes (2)	(400,618)	(399,061)	(404,430)
Sales from Hubs with Spokes	737,044	696,467	567,440
Sales per Hub (millions)	5.0	4.9	4.5

International:
Sales from Hubs with Spokes (3)	$507,074	$489,631	$435,651
Sales per Hub (millions) (4)	10.1	10.0	9.7
(1)Includes the exited Branded Sweet Treats business revenues.
(2)Includes Insomnia Cookies revenues and Fresh Revenues generated by Hubs without Spokes.
(3)Total International net revenues is equal to Fresh Revenues from Hubs with Spokes for that business segment.
(4)International Sales per Hub comparative data has been restated in constant currency based on current exchange rates.
In our International segment, where the Hub and Spoke model originated, Sales per Hub reached $10.1 million, up from $10.0 million generated in the full fiscal year 2023, and up from $9.7 million generated in the full fiscal year 2022. The International segment illustrates the benefits of leveraging our Hub and Spoke model as the most efficient way to grow the business, as shown by the consistent Sales per Hub and higher Adjusted EBITDA margins despite elevated commodity costs and macroeconomic conditions. In the U.S. segment, we had Sales per Hub of $5.0 million, up from $4.9 million generated in the full fiscal year 2023 and up from $4.5 million generated in the full fiscal year 2022. In the U.S. we continue our efforts to increase the number of quality DFD Doors served by our Hubs as the segment makes progress toward optimizing the model to look more like our International segment. As we further extend the Hub and Spoke model into existing and new markets around the world, we expect to see our Sales per Hub continue to grow.

Results of Operations
The following comparisons are historical results and are not indicative of future results, which could differ materially from the historical financial information presented.
Quarter ended June 30, 2024 compared to the Quarter ended July 2, 2023
The following table presents our unaudited condensed consolidated results of operations for the quarter ended June 30, 2024 and the quarter ended July 2, 2023:

	Quarter Ended
	June 30, 2024		July 2, 2023		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$429,411	97.9%	$400,348	97.9%	$29,063	7.3%
Royalties and other revenues	9,398	2.1%	8,534	2.1%	864	10.1%
Total net revenues	438,809	100.0%	408,882	100.0%	29,927	7.3%
Product and distribution costs	107,846	24.6%	111,106	27.2%	(3,260)	-2.9%
Operating expenses	212,504	48.4%	189,165	46.3%	23,339	12.3%
Selling, general and administrative expense	64,466	14.7%	62,582	15.3%	1,884	3.0%
Marketing expenses	12,416	2.8%	9,770	2.4%	2,646	27.1%
Pre-opening costs	967	0.2%	1,104	0.3%	(137)	-12.4%
Other (income)/expenses, net	(849)	-0.2%	314	0.1%	(1,163)	-370.4%
Depreciation and amortization expense	34,600	7.9%	29,196	7.1%	5,404	18.5%
Operating income	6,859	1.6%	5,645	1.4%	1,214	21.5%
Interest expense, net	14,452	3.3%	12,063	3.0%	2,389	19.8%
Other non-operating expense, net	949	0.2%	1,061	0.3%	(112)	-10.6%
Loss before income taxes	(8,542)	-1.9%	(7,479)	-1.8%	(1,063)	-14.2%
Income tax benefit	(3,611)	-0.8%	(7,563)	-1.8%	3,952	52.3%
Net (loss)/income	(4,931)	-1.1%	84	—%	(5,015)	-5,970.2%
Net income/(loss) attributable to noncontrolling interest	560	0.1%	(139)	—%	699	502.9%
Net (loss)/income attributable to Krispy Kreme, Inc.	$(5,491)	-1.3%	$223	0.1%	$(5,714)	-2,562.3%

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the quarter ended June 30, 2024 compared to the quarter ended July 2, 2023:

(in thousands, except percentages)	U.S.	International	Market Development	Total Company
Total net revenues in second quarter of fiscal 2024	$289,304	$125,269	$24,236	$438,809
Total net revenues in second quarter of fiscal 2023	267,417	120,588	20,877	408,882
Total Net Revenues Growth	21,887	4,681	3,359	29,927
Total Net Revenues Growth %	8.2%	3.9%	16.1%	7.3%
Less: Impact of shop optimization program closures	(147)	—	—	(147)
Less: Impact of Branded Sweet Treats exit	(486)	—	—	(486)
Adjusted net revenues in second quarter of fiscal 2023	266,784	120,588	20,877	408,249
Adjusted net revenue growth	22,520	4,681	3,359	30,560
Impact of foreign currency translation	—	1,404	—	1,404
Organic Revenue Growth	$22,520	$6,085	$3,359	$31,964
Organic Revenue Growth %	8.4%	5.0%	16.1%	7.8%
Total net revenue growth of $29.9 million, or approximately 7.3%, and organic revenue growth of $32.0 million, or approximately 7.8%, were driven by the continued and successful execution of our omni-channel growth strategy globally, high impact brand activations, and product premiumization efforts. We have continued to increase availability through new Global Points of Access, including capital-light DFD Doors, and via digital channels. Additionally, we have continued to take pricing actions to offset cost inflation, including in the second quarter of fiscal 2024, but with growth in pricing and cost inflation slowing compared to this time last year.
U.S. segment net revenue grew $21.9 million, or approximately 8.2%, and organic revenue increased $22.5 million, or approximately 8.4%, from the second quarter of fiscal 2023 to the second quarter of fiscal 2024. Growth was driven by an additional 1,224 Points of Access compared to the second quarter of fiscal 2023 and continued digital channel sales growth due to a focus on owned channel improvements and increasing product availability through third parties. Organic growth was also aided by pricing increases and promotions, but offset some by softness in transactions and average transaction value which was impacted by the higher rate of discounting.
Our International segment net revenue grew $4.7 million, or approximately 3.9%, from the second quarter of fiscal 2023 to the second quarter of fiscal 2024, in spite of foreign currency translation impacts of $1.4 million primarily from a weaker Japanese yen. International organic revenue grew $6.1 million, or approximately 5.0%, from the second quarter of fiscal 2023 to the second quarter of fiscal 2024, driven by increased pricing and Points of Access growth of 1,515 compared to the second quarter of fiscal 2023. International organic revenue growth was offset some by softer transaction volume compared to last year.
Our Market Development segment net revenue and organic revenue increased $3.4 million, or approximately 16.1%, from the second quarter of fiscal 2023 to the second quarter of fiscal 2024, driven by timing of mix and equipment sales to franchisees and the continued expansion of our international franchise business.
Product and distribution costs (exclusive of depreciation and amortization): Product and distribution costs decreased $3.3 million, or 2.9%, from the second quarter of fiscal 2023 to the second quarter of fiscal 2024. As a percentage of revenue, product and distribution costs decreased by approximately 260 basis points from 27.2% in the second quarter of fiscal 2023 to 24.6% in the second quarter of fiscal 2024, primarily due to benefits from pricing actions taken to offset materials cost inflation. Additionally, we lapped $2.7 million of inventory write-offs and employee severance expenses incurred during the second quarter of fiscal 2023 associated with the exit of the Branded Sweet Treats business.
Operating expenses: Operating expenses increased $23.3 million, or 12.3%, from the second quarter of fiscal 2023 to the second quarter of fiscal 2024, driven mainly by labor cost inflation and investments to support growth. Operating expenses as a percentage of revenue increased by approximately 210 basis points, from 46.3% in the second quarter of fiscal 2023 to 48.4% in the second quarter of fiscal 2024, primarily due to the impact of discounting and lower transaction volumes on operating leverage. This has been partially offset by efficiency benefits from Hub and Spoke expansion.

Selling, general and administrative expense: Selling, general and administrative (“SG&A”) expense increased $1.9 million, or 3.0%, from the second quarter of fiscal 2023 to the second quarter of fiscal 2024. As a percentage of revenue, SG&A expense decreased approximately 60 basis points, from 15.3% in the second quarter of fiscal 2023 to 14.7% in the second quarter of fiscal 2024, primarily driven by cost control initiatives and lower employee cash incentive compensation in the second quarter of fiscal 2024 which offset costs associated with strategic initiatives such as global transformation and exploring strategic alternatives for Insomnia Cookies.
Marketing expenses: Marketing expenses increased $2.6 million, or 27.1%, from the second quarter of fiscal 2023 to the second quarter of fiscal 2024, primarily driven by a higher cost of promotional activity relative to the incremental revenues generated.
Other (income)/expenses, net: Other income, net of $0.8 million in the second quarter of fiscal 2024 was primarily driven by business interruption insurance recoveries. Other expenses, net of $0.3 million in the second quarter of fiscal 2023 was primarily driven by property, plant and equipment impairments associated with the exit of the Branded Sweet Treats business, partially offset by business interruption insurance recoveries.
Depreciation and amortization expense: Depreciation and amortization expense increased $5.4 million, or 18.5%, from the second quarter of fiscal 2023 to the second quarter of fiscal 2024. As a percentage of revenue, depreciation and amortization expense increased approximately 80 basis points, from 7.1% in the second quarter of fiscal 2023 to 7.9% in the second quarter of fiscal 2024, primarily driven by higher capital spend and assets placed into service to support the Hub and Spoke model evolution, including preparing for the acceleration of our U.S. national DFD rollout discussed in “Significant Events and Transactions” above.
Interest expense, net: Interest expense, net increased $2.4 million, or 19.8%, from the second quarter of fiscal 2023 to the second quarter of fiscal 2024. The increase was primarily driven by increases in outstanding debt and the benchmark interest rates associated with the unhedged portion of our variable rate long-term debt.
Income tax benefit: Income tax benefit was $3.6 million in the second quarter of fiscal 2024 compared to $7.6 million in the second quarter of fiscal 2023. The decrease of $4.0 million was primarily driven by lower pre-tax results and a decrease in the worldwide annual effective tax rate compared to the second quarter of fiscal 2023.
Results of Operations by Segment – Quarter ended June 30, 2024 compared to the Quarter ended July 2, 2023
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Quarter Ended		Change
(in thousands, except percentages)	June 30, 2024	July 2, 2023	$	%
Adjusted EBITDA
U.S.	$32,668	$28,085	$4,583	16.3%
International	21,655	24,702	(3,047)	-12.3%
Market Development	12,875	10,495	2,380	22.7%
Corporate	(12,472)	(14,468)	1,996	13.8%
Total Adjusted EBITDA (1)	$54,726	$48,814	$5,912	12.1%
(1)    Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net income.
U.S. segment Adjusted EBITDA increased $4.6 million, or 16.3%, with margin expansion of 80 basis points to 11.3% in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023, driven by productivity benefits from Hub and Spoke expansion, labor and waste optimization, and lower employee cash incentive compensation, partially offset by increased promotional activity.
International segment Adjusted EBITDA decreased $3.0 million, or 12.3%, with margin decline of 320 basis points to 17.3% in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023, as softer transaction volumes continued to impact operating leverage for the International equity markets.

Market Development segment Adjusted EBITDA increased $2.4 million, or 22.7%, with margin expansion of 280 basis points to 53.1% in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023, driven mainly by savings in SG&A and the continued expansion of our international franchise business.
Corporate expenses within Adjusted EBITDA decreased $2.0 million, or 13.8%, from the second quarter of fiscal 2023 to the second quarter of fiscal 2024 primarily due to cost control initiatives.

Two Quarters ended June 30, 2024 compared to the Two Quarters ended July 2, 2023
The following table presents our unaudited condensed consolidated results of operations for the two quarters ended June 30, 2024 and the two quarters ended July 2, 2023:

	Two Quarters Ended
	June 30, 2024		July 2, 2023		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$862,923	97.9%	$811,022	98.0%	$51,901	6.4%
Royalties and other revenues	18,584	2.1%	16,810	2.0%	1,774	10.6%
Total net revenues	881,507	100.0%	827,832	100.0%	53,675	6.5%
Product and distribution costs	214,861	24.4%	228,939	27.7%	(14,078)	-6.1%
Operating expenses	417,699	47.4%	380,573	46.0%	37,126	9.8%
Selling, general and administrative expense	136,040	15.4%	124,050	15.0%	11,990	9.7%
Marketing expenses	24,531	2.8%	19,623	2.4%	4,908	25.0%
Pre-opening costs	2,072	0.2%	1,868	0.2%	204	10.9%
Other income, net	(649)	-0.1%	(4,949)	-0.6%	4,300	86.9%
Depreciation and amortization expense	68,186	7.7%	57,135	6.9%	11,051	19.3%
Operating income	18,767	2.1%	20,593	2.5%	(1,826)	-8.9%
Interest expense, net	28,188	3.2%	24,051	2.9%	4,137	17.2%
Other non-operating expense, net	1,522	0.2%	2,060	0.2%	(538)	-26.1%
Loss before income taxes	(10,943)	-1.2%	(5,518)	-0.7%	(5,425)	-98.3%
Income tax expense/(benefit)	651	0.1%	(7,246)	-0.9%	7,897	109.0%
Net (loss)/income	(11,594)	-1.3%	1,728	0.2%	(13,322)	-770.9%
Net income attributable to noncontrolling interest	2,431	0.3%	1,806	0.2%	625	34.6%
Net loss attributable to Krispy Kreme, Inc.	$(14,025)	-1.6%	$(78)	—%	$(13,947)	-17,880.8%

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the two quarters ended June 30, 2024 compared to the two quarters ended July 2, 2023:

(in thousands, except percentages)	U.S.	International	Market Development	Total Company
Total net revenues in first two quarters of fiscal 2024	$585,239	$250,019	$46,249	$881,507
Total net revenues in first two quarters of fiscal 2023	548,761	232,576	46,495	827,832
Total Net Revenues Growth	36,478	17,443	(246)	53,675
Total Net Revenues Growth %	6.6%	7.5%	-0.5%	6.5%
Less: Impact of shop optimization program closures	(463)	—	—	(463)
Less: Impact of Branded Sweet Treats exit	(5,853)	—	—	(5,853)
Adjusted net revenues in first two quarters of fiscal 2023	542,445	232,576	46,495	821,516
Adjusted net revenue growth	42,794	17,443	(246)	59,991
Impact of foreign currency translation	—	(432)	—	(432)
Organic Revenue Growth	$42,794	$17,011	$(246)	$59,559
Organic Revenue Growth %	7.9%	7.3%	-0.5%	7.2%
Total net revenue growth of $53.7 million, or approximately 6.5%, and organic revenue growth of $59.6 million, or approximately 7.2%, was driven by the continued and successful execution of our growth strategy deploying our omni-channel approach globally. We have continued to increase availability through new Global Points of Access, including capital-light DFD Doors, and via digital channels. Additionally, we have continued to take pricing actions to offset cost inflation, including in the first two quarters of fiscal 2024, but with growth in pricing and cost inflation slowing compared to this time last year.
U.S. segment net revenue grew $36.5 million, or approximately 6.6%, and organic revenue increased $42.8 million, or approximately 7.9%, from the first two quarters of fiscal 2023 to the first two quarters of fiscal 2024. Growth was driven by additional Points of Access compared to the first two quarters of fiscal 2023 and higher digital and delivery channel sales due to a focus on owned channel improvements and increasing product availability through third parties. Organic revenue growth was also aided by pricing increases, leading to an increase in the average transaction size, offset some by transaction declines.
Our International segment net revenue grew $17.4 million, or approximately 7.5%, from the first two quarters of fiscal 2023 to the first two quarters of fiscal 2024, aided by foreign currency translation impacts of $0.4 million. International organic revenue grew $17.0 million, or approximately 7.3%, from the first two quarters of fiscal 2023 to the first two quarters of fiscal 2024, driven by additional Points of Access compared to the first two quarters of fiscal 2023 and successful marketing activations. International organic revenue growth was offset some by softer transaction volume compared to last year.
Our Market Development segment net revenue and organic revenue decreased $0.2 million, or approximately 0.5%, from the first two quarters of fiscal 2023 to the first two quarters of fiscal 2024, driven by softness in our domestic franchise business.
Product and distribution costs (exclusive of depreciation and amortization): Product and distribution costs decreased $14.1 million, or 6.1%, from the first two quarters of fiscal 2023 to the first two quarters of fiscal 2024. As a percentage of revenue, product and distribution costs decreased by approximately 330 basis points from 27.7% in the first two quarters of fiscal 2023 to 24.4% in the first two quarters of fiscal 2024, primarily due to benefits from pricing actions taken to offset materials cost inflation. Additionally, we benefited from the exit of the lower-margin Branded Sweet Treats business, and lapping the related $10.4 million inventory write-offs and employee severance expenses incurred during the first two quarters of fiscal 2023.
Operating expenses: Operating expenses increased $37.1 million, or 9.8%, from the first two quarters of fiscal 2023 to the first two quarters of fiscal 2024, driven mainly by labor cost inflation and investments to support growth. Operating expenses as a percentage of revenue increased approximately 140 basis points, from 46.0% in the first two quarters of fiscal 2023 to 47.4% in the first two quarters of fiscal 2024, primarily due to the impact of lower transaction volumes on operating leverage. This has been partially offset by efficiency benefits from Hub and Spoke expansion.

Selling, general and administrative expense: SG&A expense increased $12.0 million, or 9.7%, from the first two quarters of fiscal 2023 to the first two quarters of fiscal 2024. As a percentage of revenue, SG&A expense increased approximately 40 basis points, from 15.0% in the first two quarters of fiscal 2023 to 15.4% in the first two quarters of fiscal 2024, primarily driven by higher share-based compensation expense and investments in strategic initiatives such as global transformation and exploring strategic alternatives for the Insomnia Cookies business, partially offset by cost control initiatives and lower employee cash incentive compensation.
Other income, net: Other income, net of $0.6 million in the first two quarters of fiscal 2024 was primarily driven by business interruption insurance recoveries. Other income, net of $4.9 million in the first two quarters of fiscal 2023 was primarily driven by a gain on a sale-leaseback transaction of $9.6 million, partially offset by property, plant and equipment impairments associated with the exit of the Branded Sweet Treats business.
Depreciation and amortization expense: Depreciation and amortization expense increased $11.1 million, or 19.3%, from the first two quarters of fiscal 2023 to the first two quarters of fiscal 2024. As a percentage of revenue, depreciation and amortization expense increased approximately 80 basis points, from 6.9% in the first two quarters of fiscal 2023 to 7.7% in the first two quarters of fiscal 2024, primarily driven by higher capital spend and assets placed into service to support the Hub and Spoke model evolution, including preparing for the acceleration of our U.S. national DFD rollout discussed in “Significant Events and Transactions” above.
Interest expense, net: Interest expense, net increased $4.1 million, or 17.2%, from the first two quarters of fiscal 2023 to the first two quarters of fiscal 2024. The increase was primarily driven by increases in outstanding debt and the benchmark interest rates associated with the unhedged portion of our variable rate long-term debt.
Income tax expense/(benefit): Income tax expense was $0.7 million in the first two quarters of fiscal 2024, while income tax benefit was $7.2 million in the first two quarters of fiscal 2023. The fluctuation of $7.9 million from the first two quarters of fiscal 2023 to the first two quarters of fiscal 2024 was primarily driven by lower pre-tax results and a decrease in the worldwide annual effective tax rate compared to the first two quarters of fiscal 2023.
Results of Operations by Segment – Two Quarters ended June 30, 2024 compared to the Two Quarters ended July 2, 2023
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Two Quarters Ended		Change
(in thousands, except percentages)	June 30, 2024	July 2, 2023	$	%
Adjusted EBITDA
U.S.	$75,284	$66,620	$8,664	13.0%
International	42,191	43,684	(1,493)	-3.4%
Market Development	24,775	22,046	2,729	12.4%
Corporate	(29,336)	(28,608)	(728)	-2.5%
Total Adjusted EBITDA (1)	$112,914	$103,742	$9,172	8.8%
(1)    Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net income.
U.S. segment Adjusted EBITDA increased $8.7 million, or 13.0%, with margin expansion of 80 basis points to 12.9% in the first two quarters of fiscal 2024 compared to the first two quarters of fiscal 2023 driven by benefits from lapping the exited Branded Sweet Treats business, productivity benefits from Hub and Spoke expansion, labor and waste optimization, and lower employee cash incentive compensation.
International segment Adjusted EBITDA decreased $1.5 million, or 3.4%, with margin decline of 190 basis points to 16.9% in the first two quarters of fiscal 2024 compared to the first two quarters of fiscal 2023, as softer transaction volume continued to impact operating leverage for the International equity markets.
Market Development segment Adjusted EBITDA increased $2.7 million, or 12.4%, with margin expansion of 620 basis points to 53.6% in the first two quarters of fiscal 2024 compared to the first two quarters of fiscal 2023, driven mainly by savings in SG&A and the continued expansion of our international franchise business.

Corporate expenses within Adjusted EBITDA increased $0.7 million, or 2.5%, from the first two quarters of fiscal 2023 to the first two quarters of fiscal 2024 primarily due to higher share-based compensation expense and investments in strategic initiatives such as global transformation and exploring strategic alternatives for the Insomnia Cookies business, partially offset by cost control initiatives.
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
As of June 30, 2024, our outstanding principal amount under our 2023 Facility was $895.0 million. The increase from the 2023 Facility balance as of December 31, 2023 included draws to fund payments on our commercial trade financing obligations. Refer to Note 9, Long-Term Debt to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
On July 17, 2024, we entered into an agreement to sell shares in Insomnia Cookies in exchange for cash proceeds of approximately $127.4 million. On August 1, 2024 we received additional cash of approximately $45 million from Insomnia Cookies related to the settlement of an intercompany loan. We intend to use these proceeds to further strengthen our fresh doughnut business and expand availability, as well as pay down debt. Following the redemption, we own approximately 34% of Insomnia Cookies.
We had cash and cash equivalents of $28.6 million and $38.2 million as of June 30, 2024 and December 31, 2023, respectively. We believe that our existing cash and cash equivalents and debt facilities will be sufficient to fund our operating and capital needs for at least the next twelve months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending on business acquisitions, the growth of our presence in new markets, and the expansion of our omni-channel model in existing markets. We may enter into arrangements in the future to acquire or invest in complementary businesses, services, and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.

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

	Two Quarters Ended
(in thousands)	June 30, 2024	July 2, 2023
Net cash provided by operating activities	$15,525	$46,253
Net cash used for investing activities	(65,161)	(44,102)
Net cash provided by/(used for) financing activities	40,245	(7,896)
Cash Flows Provided by Operating Activities
Cash provided by operations totaled $15.5 million for the first two quarters of fiscal 2024, a decrease of $30.7 million compared with the first two quarters of fiscal 2023. This decrease was primarily due to the intentional paydown of obligations due under our SCF programs discussed in Note 8, Vendor Finance Programs to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, as well as our receipt of $7.7 million cash proceeds from the settlement of interest rate swap derivative contracts in the first two quarters of fiscal 2023 discussed in Note 7, Derivative Instruments to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Cash Flows Used for Investing Activities
Cash used for investing activities totaled $65.2 million for the first two quarters of fiscal 2024, an increase of $21.1 million compared with the first two quarters of fiscal 2023. The increase was primarily due to $10.0 million proceeds from a sale-leaseback transaction during the first two quarters of fiscal 2023 discussed in Note 5, Leases to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, as well as higher capital expenditures in the first two quarters of fiscal 2024. Additionally, we invested $3.5 million to acquire minority ownership interests in KK Brazil and KK Spain during the first two quarters of fiscal 2024, discussed in Note 2, Acquisitions to the Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q.
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
Cash Flows Provided by/(Used For) Financing Activities
Cash provided by financing activities totaled $40.2 million for the first two quarters of fiscal 2024, a fluctuation of $48.1 million compared with the first two quarters of fiscal 2023. The fluctuation was primarily due to draws on our 2023 Facility used in part to fund payments to reduce our vendor finance program obligations, particularly the SCF programs.
Payments on our structured payables resulted in a net $52.3 million change in cash flows (net payments on structured payables of $0.6 million in the first two quarters of fiscal 2024 compared to net payments on structured payables of $53.0 million in the first two quarters of fiscal 2023). Refer to Note 8, Vendor Finance Programs to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.

Debt
Our long-term debt obligations consist of the following:

(in thousands)	June 30, 2024	December 31, 2023
2023 Facility — term loan	$665,000	$682,500
2023 Facility — revolving credit facility	230,000	155,000
Short-term lines of credit	17,000	11,000
Less: Debt issuance costs	(3,847)	(4,371)
Finance lease obligations	46,653	47,117
Total long-term debt	954,806	891,246
Less: Current portion of long-term debt	(59,827)	(54,631)
Long-term debt, less current portion	$894,979	$836,615
2023 Secured Credit Facility
The 2023 Facility consists of a $300.0 million senior secured revolving credit facility and a term loan with an original principal amount of $700.0 million. Refer to Note 9, Long-Term Debt to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
Under the terms of the 2023 Facility, we are subject to a requirement to maintain a leverage ratio of less than 5.00 to 1.00 as of the end of each quarterly Test Period (as defined in the 2023 Facility) through maturity in March 2028. The leverage ratio under the 2023 Facility is defined as the ratio of (a) Total Indebtedness (as defined in the 2023 Facility, which includes all debt and finance lease obligations) minus unrestricted cash and cash equivalents to (b) a defined calculation of Adjusted EBITDA (2023 Facility Adjusted EBITDA) for the most recently ended Test Period. Our leverage ratio was 3.79 to 1.00 as of the end of the second quarter of fiscal 2024 compared to 3.48 to 1.00 as of the end of fiscal 2023, primarily due to the increase in long-term debt.
We were in compliance with the financial covenants related to the 2023 Facility as of June 30, 2024 and expect to remain in compliance over the next 12 months. If we are unable to meet the 2023 Facility financial or other covenants in future periods, it may negatively impact our liquidity by limiting our ability to draw on the revolving credit facility, could result in the lenders accelerating the maturity of such indebtedness and foreclosing upon the collateral pledged thereunder, and could require the replacement of the 2023 Facility with new sources of financing, which there is no guaranty we could secure.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Effects of Changing Prices – Inflation
We are exposed to the effects of commodity price fluctuations in the cost of ingredients of our products, of which flour, sugar, and shortening are the most significant. During the second quarter of fiscal 2024, we have continued to experience headwinds from commodity inflation globally. We have undertaken efforts to effectively manage inflationary cost increases through rapid inventory turnover and reduced inventory waste, increased focus on resiliency of our supply chains, and an ability to adjust pricing of our products. Additionally, from time to time we may enter into forward contracts for supply through our vendors for raw materials which are ingredients of our products or which are components of such ingredients, including wheat, sugar, and soybean oil.
We are also exposed to the effects of commodity price fluctuations in the cost of gasoline used by our delivery vehicles. To mitigate the risk of fluctuations in the price of our fuel purchases, we may directly purchase commodity futures contracts.
Interest Rate Risk
We are exposed to changes in interest rates on any borrowings under our debt facilities, which bear interest based on the one-month SOFR (with a floor of zero). Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in SOFR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps on $200.0 million notional of our $912.0 million of outstanding debt under the 2023 Facility and short-term lines of credit as of June 30, 2024, which we account for as cash flow hedges. The interest rate swap agreements are scheduled to mature in March 2028. Based on the $712.0 million of unhedged outstanding as of June 30, 2024, a 100 basis point increase or decrease in the one-month SOFR would result in a $7.1 million increase or decrease, respectively, in interest expense for a 12-month period. We expect to increase the ratio of hedged to unhedged debt during the second half of fiscal 2024, which decreased following the maturity of our former interest rate swap agreements in the quarter ended June 30, 2024, and have entered into interest rate swap agreements with an additional aggregate notional amount of $250.0 million subsequent to the end of the quarter ended June 30, 2024.
Foreign Currency Risk
We are exposed to foreign currency translation risk on the operations of our subsidiaries that have functional currencies other than the U.S. dollar, whose revenues accounted for approximately 28% of our total net revenues through the two quarters ended June 30, 2024. A substantial majority of these revenues, or approximately $250.0 million through the two quarters ended June 30, 2024, were attributable to subsidiaries whose functional currencies are the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen. A 10% increase or decrease in the average exchange rate of the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen against the U.S. dollar would have resulted in a decrease or increase of approximately $25.0 million in our total net revenues for the two quarters ended June 30, 2024.
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
As of June 30, 2024, we completed an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

There were no changes during the fiscal quarter ended June 30, 2024 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Adoption or Termination of Rule 10b5-1 Trading Plans
On May 29, 2024, our Chief Accounting Officer, Kelly McBride, adopted a trading arrangement for the sale of the Company’s common stock that is intended to satisfy the affirmative defense conditions of the Securities Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 trading plan”). Mr. McBride’s Rule 10b5-1 trading plan will be effective on August 28, 2024 and has a term of one year. Mr. McBride’s Rule 10b5-1 trading plan provides for the sale of up to 16,488 shares of the Company’s common stock pursuant to the terms of such plan.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1*	Unit Purchase Agreement, dated July 17, 2024, among Insomnia Cookies Holdings, LLC, Mistral Sleepless Holdings, LLC, and Verlinvest Cookies Holdings, Inc.

10.2*	Letter agreement, dated July 17, 2024, between Insomnia Cookies Holdings, LLC, Krispy Kreme Doughnut Corporation and Joshua Charlesworth.

10.3*	Letter agreement, dated July 17, 2024, between Insomnia Cookies Holdings, LLC, Krispy Kreme Doughnut Corporation and Michael Tattersfield.

10.4*	Letter agreement, dated July 17, 2024, between Krispy Kreme Doughnut Corporation and Matthew Spanjers.

31.1*	Certification of Chief Executive Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

31.2*	Certification of Chief Financial Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

32.1**
Certifications of Chief Executive Officer and Chief Financial Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Charlotte, North Carolina on August 8, 2024.

Krispy Kreme, Inc.

By:	/s/ Jeremiah Ashukian
Name:	Jeremiah Ashukian
Title:	Chief Financial Officer