Form 10-Q
period 2024-09-29
Krispy Kreme, Inc.
filed 2024-11-08
CIK 1857154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024

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

The registrant had outstanding 170.0 million shares of common stock as of November 1, 2024.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Krispy Kreme, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended
	September 29, 2024 (13 weeks)	October 1, 2023 (13 weeks)	September 29, 2024 (39 weeks)	October 1, 2023 (39 weeks)
Net revenues
Product sales	$370,662	$398,745	$1,233,585	$1,209,767
Royalties and other revenues	9,205	8,622	27,789	25,432
Total net revenues	379,867	407,367	1,261,374	1,235,199
Product and distribution costs	95,840	101,353	310,701	330,292
Operating expenses	192,027	195,380	609,726	575,953
Selling, general and administrative expense	71,110	68,305	207,150	192,355
Marketing expenses	10,680	12,478	35,211	32,101
Pre-opening costs	619	1,059	2,691	2,927
Other income, net	(5,781)	(1,102)	(6,430)	(6,051)
Depreciation and amortization expense	31,376	32,007	99,562	89,142
Operating (loss)/income	(16,004)	(2,113)	2,763	18,480
Interest expense, net	16,280	12,807	44,468	36,858
Gain on divestiture of Insomnia Cookies	(87,128)	—	(87,128)	—
Other non-operating (income)/expense, net	(407)	971	1,115	3,031
Income/(loss) before income taxes	55,251	(15,891)	44,308	(21,409)
Income tax expense	17,679	24,367	18,330	17,121
Net income/(loss)	37,572	(40,258)	25,978	(38,530)
Net (loss)/income attributable to noncontrolling interest	(1,991)	199	440	2,005
Net income/(loss) attributable to Krispy Kreme, Inc.	$39,563	$(40,457)	$25,538	$(40,535)
Net income/(loss) per share:
Common stock — Basic	$0.23	$(0.24)	$0.15	$(0.24)
Common stock — Diluted	$0.23	$(0.24)	$0.15	$(0.24)
Weighted average shares outstanding:
Basic	169,596	168,224	169,125	168,183
Diluted	171,486	168,224	171,384	168,183
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)
(in thousands)

	Quarter Ended		Three Quarters Ended
	September 29, 2024 (13 weeks)	October 1, 2023 (13 weeks)	September 29, 2024 (39 weeks)	October 1, 2023 (39 weeks)
Net income/(loss)	$37,572	$(40,258)	$25,978	$(38,530)
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustment	13,118	(12,834)	(895)	7,552
Unrealized loss on cash flow hedges, net of income taxes (1)	(9,574)	(2,615)	(15,762)	(5,110)
Total other comprehensive income/(loss)	3,544	(15,449)	(16,657)	2,442
Comprehensive income/(loss)	41,116	(55,707)	9,321	(36,088)
Net (loss)/income attributable to noncontrolling interest	(1,991)	199	440	2,005
Foreign currency translation adjustment attributable to noncontrolling interest	226	(148)	(135)	807
Total comprehensive (loss)/income attributable to noncontrolling interest	(1,765)	51	305	2,812
Comprehensive income/(loss) attributable to Krispy Kreme, Inc.	$42,881	$(55,758)	$9,016	$(38,900)
(1)Net of income tax benefit of $3.2 million and $5.3 million for the quarter and three quarters ended September 29, 2024, respectively, and $0.9 million and $1.7 million for the quarter and three quarters ended October 1, 2023, respectively.
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	(Unaudited) September 29, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$25,410	$38,185
Restricted cash	474	429
Accounts receivable, net	62,019	59,362
Inventories	31,486	34,716
Taxes receivable	19,406	15,526
Prepaid expense and other current assets	25,531	25,363
Total current assets	164,326	173,581
Property and equipment, net	489,782	538,220
Goodwill	1,060,393	1,101,939
Other intangible assets, net	831,735	946,349
Operating lease right of use asset, net	409,425	456,964
Investments in unconsolidated entities	91,033	2,806
Other assets	18,430	20,733
Total assets	$3,065,124	$3,240,592
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$47,577	$54,631
Current operating lease liabilities	45,767	50,365
Accounts payable	123,125	156,488
Accrued liabilities	119,832	134,005
Structured payables	139,170	130,104
Total current liabilities	475,471	525,593
Long-term debt, less current portion	804,638	836,615
Noncurrent operating lease liabilities	406,726	454,583
Deferred income taxes, net	119,291	123,925
Other long-term obligations and deferred credits	49,858	36,093
Total liabilities	1,855,984	1,976,809
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 300,000 shares authorized as of both September 29, 2024 and December 31, 2023; 169,799 and 168,628 shares issued and outstanding as of September 29, 2024 and December 31, 2023, respectively	1,698	1,686
Additional paid-in capital	1,460,416	1,443,591
Shareholder note receivable	(1,924)	(3,850)
Accumulated other comprehensive (loss)/income, net of income tax	(9,276)	7,246
Retained deficit	(271,238)	(278,990)
Total shareholders’ equity attributable to Krispy Kreme, Inc.	1,179,676	1,169,683
Noncontrolling interest	29,464	94,100
Total shareholders’ equity	1,209,140	1,263,783
Total liabilities and shareholders’ equity	$3,065,124	$3,240,592
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained (Deficit)/ Earnings	Noncontrolling Interest	Total
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized Income/(Loss) on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at December 31, 2023	168,628	$1,686	$1,443,591	$(3,850)	$1,985	$5,629	$(368)	$(278,990)	$94,100	$1,263,783
Net (loss)/income for the quarter ended March 31, 2024	—	—	—	—	—	—	—	(8,534)	1,871	(6,663)
Other comprehensive (loss)/income for the quarter ended March 31, 2024 before reclassifications	—	—	—	—	(5,770)	367	—	—	(299)	(5,702)
Reclassification from AOCI	—	—	—	—	—	(3,051)	—	—	—	(3,051)
Capital contribution by shareholders, net of loans issued	—	—	—	232	—	—	—	—	—	232
Share-based compensation	—	—	6,986	—	—	—	—	—	—	6,986
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,905)	—	(5,905)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(977)	(977)
Issuance of common stock upon settlement of RSUs, net of shares withheld	103	1	(805)	—	—	—	—	—	—	(804)
Other	—	—	1	(11)	—	—	—	(1)	(1)	(12)
Balance at March 31, 2024	168,731	$1,687	$1,449,773	$(3,629)	$(3,785)	$2,945	$(368)	$(293,430)	$94,694	$1,247,887
Net (loss)/income for the quarter ended June 30, 2024	—	—	—	—	—	—	—	(5,491)	560	(4,931)
Other comprehensive loss for the quarter ended June 30, 2024 before reclassifications	—	—	—	—	(7,882)	(488)	—	—	(62)	(8,432)
Reclassification from AOCI	—	—	—	—	—	(3,016)	—	—	—	(3,016)
Capital contribution from shareholders, net of loans issued	—	—	—	687	—	—	—	—	—	687
Share-based compensation	—	—	7,648	—	—	—	—	—	—	7,648
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,919)	—	(5,919)
Distribution to noncontrolling interest	—	—	—	105	—	—	—	—	(1,274)	(1,169)
Issuance of common stock upon settlement of RSUs, net of shares withheld	626	6	(3,477)	—	—	—	—	—	—	(3,471)
Other	—	1	—	(28)	—	—	—	—	—	(27)
Balance at June 30, 2024	169,357	$1,694	$1,453,944	$(2,865)	$(11,667)	$(559)	$(368)	$(304,840)	$93,918	$1,229,257
Net income/(loss) for the quarter ended September 29, 2024	—	—	—	—	—	—	—	39,563	(1,991)	37,572
Other comprehensive income/(loss) for the quarter ended September 29, 2024 before reclassifications	—	—	—	—	12,892	(8,671)	—	—	226	4,447
Reclassification from AOCI	—	—	—	—	—	(903)	—	—	—	(903)
Share-based compensation	—	—	9,969	—	—	—	—	—	—	9,969
Purchase of shares by noncontrolling interest	—	—	—	—	—	—	—	—	364	364
Dividends declared on common stock and equivalents ($0.035 per share) (1)	—	—	—	—	—	—	—	(5,960)	—	(5,960)
Noncontrolling interest from divestiture of Insomnia Cookies	—	—	—	945	—	—	—	—	(33,579)	(32,634)
Distribution to noncontrolling interest	—	—	(3,414)	—	—	—	—	—	(29,475)	(32,889)
Issuance of common stock upon settlement of RSUs, net of shares withheld	442	4	(95)	—	—	—	—	—	—	(91)
Other	—	—	12	(4)	—	—	—	(1)	1	8
Balance at September 29, 2024	169,799	$1,698	$1,460,416	$(1,924)	$1,225	$(10,133)	$(368)	$(271,238)	$29,464	$1,209,140
(1)Includes a $0.035 cash dividend per common share declared in the third quarter of fiscal 2024 and paid in the fourth quarter of fiscal 2024.
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained (Deficit)/ Earnings	Noncontrolling Interest	Total
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized Income/(Loss) on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at January 1, 2023	168,137	$1,681	$1,426,105	$(4,813)	$(23,028)	$14,251	$(374)	$(217,490)	$102,543	$1,298,875
Net (loss)/income for the quarter ended April 2, 2023	—	—	—	—	—	—	—	(301)	1,945	1,644
Other comprehensive income/(loss) for the quarter ended April 2, 2023 before reclassifications	—	—	—	—	11,200	(781)	—	—	(108)	10,311
Reclassification from AOCI	—	—	—	—	—	(2,186)	—	—	—	(2,186)
Share-based compensation	—	—	5,545	—	—	—	—	—	—	5,545
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,884)	—	(5,884)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(1,139)	(1,139)
Issuance of common stock upon settlement of RSUs, net of shares withheld	39	1	(1)	—	—	—	—	—	—	—
Other	—	—	—	(17)	—	—	—	1	—	(16)
Balance at April 2, 2023	168,176	$1,682	$1,431,649	$(4,830)	$(11,828)	$11,284	$(374)	$(223,674)	$103,241	$1,307,150
Net income/(loss) for the quarter ended July 2, 2023	—	—	—	—	—	—	—	223	(139)	84
Other comprehensive income for the quarter ended July 2, 2023 before reclassifications	—	—	—	—	8,231	918	—	—	1,063	10,212
Reclassification from AOCI	—	—	—	—	—	(446)	—	—	—	(446)
Capital contribution by shareholders, net of loans issued	—	—	—	631	—	—	—	—	—	631
Share-based compensation	—	—	4,824	—	—	—	—	—	—	4,824
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,889)	—	(5,889)
Distribution to noncontrolling interest	—	—	(4,176)	426	—	—	—	—	(6,357)	(10,107)
Issuance of common stock upon settlement of RSUs, net of shares withheld	8	—	(147)	—	—	—	—	—	—	(147)
Other	—	—	—	(36)	(1)	—	—	—	—	(37)
Balance at July 2, 2023	168,184	$1,682	$1,432,150	$(3,809)	$(3,598)	$11,756	$(374)	$(229,340)	$97,808	$1,306,275
Net (loss)/income for the quarter ended October 1, 2023	—	—	—	—	—	—	—	(40,457)	199	(40,258)
Other comprehensive (loss)/income for the quarter ended October 1, 2023 before reclassifications	—	—	—	—	(12,686)	331	—	—	(148)	(12,503)
Reclassification from AOCI	—	—	—	—	—	(2,946)	—	—	—	(2,946)
Share-based compensation	—	—	7,452	—	—	—	—	—	—	7,452
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,901)	—	(5,901)
Distribution to noncontrolling interest	—	—	(649)	—	—	—	—	—	(988)	(1,637)
Issuance of common stock upon settlement of RSUs, net of shares withheld	410	4	(1,466)	—	—	—	—	—	—	(1,462)
Other	—	—	1	(11)	1	—	—	—	(1)	(10)
Balance at October 1, 2023	168,594	$1,686	$1,437,488	$(3,820)	$(16,283)	$9,141	$(374)	$(275,698)	$96,870	$1,249,010
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Quarters Ended
	September 29, 2024 (39 weeks)	October 1, 2023 (39 weeks)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income/(loss)	$25,978	$(38,530)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization expense	99,562	89,142
Deferred and other income taxes	(22)	12,634
Loss on extinguishment of debt	—	472
Impairment and lease termination charges	368	7,711
Loss/(gain) on disposal of property and equipment	470	(168)
Gain on divestiture of Insomnia Cookies	(87,128)	—
Gain on remeasurement of equity method investment	(5,579)	—
Gain on sale-leaseback	—	(9,646)
Share-based compensation	24,603	17,821
Change in accounts and notes receivable allowances	433	504
Inventory write-off	1,731	10,522
Settlement of interest rate swap derivatives	—	7,657
Amortization related to settlement of interest rate swap derivatives	(5,910)	(7,334)
Other	263	566
Change in operating assets and liabilities, excluding business acquisitions and divestitures, and foreign currency translation adjustments	(35,982)	(47,319)
Net cash provided by operating activities	18,787	44,032
CASH FLOWS PROVIDED BY/(USED FOR) INVESTING ACTIVITIES:
Purchase of property and equipment	(86,877)	(88,605)
Proceeds from sale-leaseback	—	10,025
Acquisition of shops and franchise rights from franchisees, net of cash acquired	(26,612)	—
Purchase of equity method investment	(3,506)	—
Net proceeds from divestiture of Insomnia Cookies	117,646	—
Principal payment received from loan to Insomnia Cookies	45,000	—
Disbursement for loan receivable	(1,086)	—
Other investing activities	180	222
Net cash provided by/(used for) investing activities	44,745	(78,358)
CASH FLOWS (USED FOR)/PROVIDED BY FINANCING ACTIVITIES:
Proceeds from the issuance of debt	490,000	1,044,698
Repayment of long-term debt and lease obligations	(545,692)	(965,250)
Payment of financing costs	—	(5,000)
Proceeds from structured payables	298,551	145,099
Payments on structured payables	(264,346)	(159,571)
Payment of contingent consideration related to a business combination	—	(925)
Capital contribution by shareholders, net of loans issued	919	631
Proceeds from sale of noncontrolling interest in subsidiary	364	—
Distribution to shareholders	(17,743)	(17,657)
Payments for repurchase and retirement of common stock	(4,366)	(1,609)
Distribution to noncontrolling interest	(35,035)	(12,883)
Net cash (used for)/provided by financing activities	(77,348)	27,533
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,086	(2,796)
Net decrease in cash, cash equivalents and restricted cash	(12,730)	(9,589)
Cash, cash equivalents and restricted cash at beginning of period	38,614	35,730
Cash, cash equivalents and restricted cash at end of period	$25,884	$26,141
Supplemental schedule of non-cash investing and financing activities:
Increase in accrual for property and equipment	$12,362	$30,616
Accrual for distribution to shareholders	(5,943)	(5,901)
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$25,410	$25,711
Restricted cash	474	430
Total cash, cash equivalents and restricted cash	$25,884	$26,141
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, unless otherwise specified)
Note 1 — Description of Business and Summary of Significant Accounting Policies
Description of Business
Krispy Kreme, Inc. (“KKI”) and its subsidiaries (collectively, the “Company” or “Krispy Kreme”) operates through its omni-channel business model to produce doughnuts and deliver fresh doughnut experiences for Doughnut Shops, Delivered Fresh Daily (“DFD”) outlets, and digital channels, expanding consumer access to the Krispy Kreme brand.
The Company has three reportable operating segments: 1) U.S., which includes all Krispy Kreme Company-owned operations in the U.S., and Insomnia Cookies Bakeries globally through the date of deconsolidation (refer to Note 2, Acquisitions and Divestitures for further information); 2) International, which includes all Krispy Kreme Company-owned operations in the U.K., Ireland, Australia, New Zealand, Mexico, Canada, and Japan; and 3) Market Development, which includes franchise operations across the globe. Unallocated corporate costs are excluded from the Company’s measurement of segment performance.
Basis of Presentation and Consolidation
The Company operates and reports financial information on a 52 or 53-week year with the fiscal year ending on the Sunday closest to December 31. The data periods contained within fiscal years 2023 and 2024 reflect the results of operations for the 52-week periods ended December 31, 2023 and ending December 29, 2024, respectively. The quarters ended September 29, 2024 and October 1, 2023 were both 13-week periods.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto as of and for the year ended December 31, 2023, included in the Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet as of December 31, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations for the quarter ended September 29, 2024 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 29, 2024.
Noncontrolling interest in the Company’s Condensed Consolidated Financial Statements represents the interest in subsidiaries held by joint venture partners and employee shareholders. The joint venture partners hold noncontrolling interests in the Company’s consolidated subsidiaries W.K.S. Krispy Kreme, LLC (“WKS Krispy Kreme”) and Krispy K Canada, Inc. (“KK Canada”). Employee shareholders hold noncontrolling interests in the consolidated subsidiaries Krispy Kreme Holding U.K. Ltd. (“KK U.K.”), Krispy Kreme Holdings Pty Ltd. (“KK Australia”), and Krispy Kreme Mexico Holding S.A.P.I. de C.V. (“KK Mexico”). Since the Company consolidates the financial statements of these subsidiaries, the noncontrolling owners’ share of each subsidiary’s net assets and results of operations are deducted and reported as noncontrolling interest in the Condensed Consolidated Balance Sheets and as net income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and comprehensive income attributable to noncontrolling interest in the Condensed Consolidated Statements of Comprehensive Income/(Loss).

Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements for the year ended December 31, 2023 included in the Annual Report on Form 10-K. There have been no material changes to the significant accounting policies during the quarter ended September 29, 2024.
Reclassifications
Segment information is prepared on the same basis on which the Company’s management reviews financial information for operational decision-making purposes. Effective January 1, 2024, the Company realigned its segment reporting structure such that the Company-owned Canada and Japan businesses have moved from the Market Development reportable operating segment to the International reportable operating segment. All segment information for comparative periods has been restated to be consistent with current presentation.
In the Condensed Consolidated Balance Sheets, Investments in unconsolidated entities in the comparative period have been reclassified (formerly presented within Other assets) to be consistent with current quarter presentation. This reclassification does not have a significant impact on the reported financial position and does not impact the results of operations or cash flows.
Recent Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. When adopted, we expect this ASU to impact our segment disclosures, but with no impacts to our results of operations, cash flows, and financial condition.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid disclosures. The ASU requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further disaggregated by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state, and foreign and by individual jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity should apply the amendments in this ASU prospectively, with retrospective application permitted. When adopted, we expect this ASU to impact our income tax disclosures, but with no impacts to our results of operations, cash flows, and financial condition.

Business Relationship Agreement with McDonald’s
On March 22, 2024 (the “Effective Date”), the Company entered into a Business Relationship Agreement (the “Agreement”) with McDonald’s USA, LLC (“McDonald’s”). The Agreement provides, among other things, that the parties will work together to develop a deployment schedule for a U.S. national rollout of the sale of Krispy Kreme doughnuts at McDonald’s restaurants to be implemented by McDonald’s. The deployment schedule will set forth the anticipated launch period for each McDonald’s business unit (“BU”) in the U.S. McDonald’s agreed to introduce and make available certain Krispy Kreme products to McDonald’s restaurants in the U.S. for one year post-conclusion of such rollout. The Agreement does not guarantee Krispy Kreme any particular level of BU deployment, sales, or profits. From the Effective Date through December 31, 2026 (unless the Agreement is earlier terminated), the Company agreed not to (i) supply any doughnuts to any other quick service or fast casual restaurant (“QSR”) in the U.S. for sale or distribution by such QSR, (ii) assist any other person or entity to do the foregoing or any QSR to make or have made doughnuts, or (iii) license or authorize any other QSR in the U.S. to use any Krispy Kreme brand on or in connection with the sale of doughnuts. McDonald’s agreed to not sell within the U.S. any third-party branded, fresh doughnuts or McDonald’s branded, white-labeled or unbranded doughnuts (subject to certain carve-outs). The Agreement does not grant McDonald’s any exclusivity outside of the U.S. The initial term of the Agreement begins on the Effective Date and ends one year following the last BU rollout and automatically renews for consecutive one-year periods (unless the Agreement is earlier terminated). Either party may terminate for cause under certain circumstances during the initial term or any renewal term and upon six months’ prior notice during any renewal term.

Note 2 — Acquisitions and Divestitures
2024 Acquisitions and Divestitures
Acquisition of Krispy Kreme Shops
In the quarter ended September 29, 2024, the Company acquired the business and operating assets of two franchisees, consisting of nine Krispy Kreme shops in the U.S. and one Krispy Kreme shop in Canada. Prior to the acquisition, the Company was a minority investor in the shops via its equity method investments in KremeWorks USA, LLC and KremeWorks Canada, L.P. The Company paid consideration of $31.4 million, consisting of $26.7 million of cash (exclusive of $6.7 million proceeds for the Company’s equity method investments), $2.1 million of consideration payable to the sellers, and $2.6 million settlement of amounts related to pre-existing relationships, to acquire substantially all of the shops’ assets. Consideration payable of $2.1 million was withheld primarily to cover indemnification claims that could arise after closing. Absent any claims, these amounts are payable quarterly over the 18 months following the acquisition date. The settlement of pre-existing relationships included in the purchase consideration includes the settlement of accounts and notes receivable, net of deferred revenue, of $0.6 million. It also includes the disposal of the franchise intangible asset related to the franchisees with a cumulative net book value of $2.0 million at the acquisition date. The Company accounted for the transaction as a business combination.
Immediately prior to the acquisition, the Company recognized a gain of $5.6 million related to remeasurement of its equity method investments to a cumulative fair value of $6.7 million. The gain is recorded within Other income, net in the Condensed Consolidated Statements of Operations.
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition for the acquisition above.

	KK U.S. Shops	KK Canada Shop	Total Purchase Price Allocation for Acquisitions
Assets acquired:
Cash and cash equivalents	$5	$1	$6
Prepaid expense and other current assets	308	63	371
Property and equipment, net	10,358	971	11,329
Other intangible assets, net	10,248	6,871	17,119
Operating lease right of use asset, net	10,308	322	10,630
Deferred income taxes, net	—	23	23
Total identified assets acquired	31,227	8,251	39,478
Liabilities assumed:
Accrued liabilities	(115)	—	(115)
Current operating lease liabilities	(1,153)	(61)	(1,214)
Noncurrent operating lease liabilities	(9,155)	(261)	(9,416)
Deferred income taxes, net	(514)	—	(514)
Total liabilities assumed	(10,937)	(322)	(11,259)
Goodwill	6,258	3,625	9,883
Net assets acquired	26,548	11,554	38,102
Less: Fair value of former equity method investments	(4,254)	(2,460)	(6,714)
Purchase consideration, net	$22,294	$9,094	$31,388
Transaction costs in 2024	$1,787	$589	$2,376
Transaction costs in 2023	102	—	102
Reportable segment	U.S.	International
The results of the acquired franchise businesses were reported within the Market Development segment prior to the acquisition date and are reported within the segments noted above following the acquisition date. During the measurement period, the Company will continue to obtain information to assist in determining the fair value of net assets acquired, which may differ materially from these preliminary estimates. Measurement period adjustments, if applicable, will be applied in the reporting period in which the adjustment amounts are determined.

Equity Method Investments in KK Brazil and KK Spain
In the quarter ended June 30, 2024, the Company acquired a 45% noncontrolling ownership interest in the newly formed entity Krispy Kreme Doughnuts Brasil S.A. (“KK Brazil”), for approximately $2.7 million in cash, and a 25% noncontrolling ownership interest in the newly formed entity Glaseadas Originales S.L. (“KK Spain”), for approximately $0.8 million in cash. As the Company has the ability to exercise significant influence over both KK Brazil and KK Spain, but does not have the ability to exercise control, the investments are accounted for using the equity method, and equity method earnings are recognized within Other income, net in the Condensed Consolidated Statements of Operations.
Acquisition of Additional Units in Consolidated Subsidiary Awesome Doughnut
In the quarter ended September 29, 2024, the Company purchased all units held by the noncontrolling interest holders in the consolidated subsidiary Awesome Doughnut, LLC (“Awesome Doughnut”) for $32.9 million in cash. The purchase increased the Company’s ownership interest in Awesome Doughnut from 70% to 100%. The Company financed the purchase via an existing structured payables program whereby the structured payable will mature within 180 days of August 20, 2024.
Divestiture of Insomnia Cookies
On July 17, 2024, the Company entered into an agreement to sell a portion of its shares of Insomnia Cookies Holdings, LLC (“Insomnia Cookies”) for cash proceeds of $120.9 million. On August 1, 2024, the Company received additional cash of $45.0 million from Insomnia Cookies related to the settlement of an intercompany loan. The transaction resulted in the Company’s ownership of Insomnia Cookies declining from 75.0% to 34.7% with a loss of control. Accordingly, the Company deconsolidated Insomnia Cookies from the Company’s Condensed Consolidated Financial Statements and recorded a gain on divestiture of $87.1 million (gross of income taxes) which is included within Gain on divestiture of Insomnia Cookies in the Condensed Consolidated Statements of Operations. The gain was calculated as follows:

July 17, 2024
Cash proceeds	$120,870
Fair value of retained noncontrolling interest in Insomnia Cookies	85,086
Carrying value of former noncontrolling interest in Insomnia Cookies	33,579
Less: Carrying value of net assets of Insomnia Cookies, including cash and cash equivalents	(152,407)
Gain on divestiture of Insomnia Cookies	$87,128
As the Company has the ability to exercise significant influence over Insomnia Cookies, but does not have the ability to exercise control, the investment is accounted for using the equity method. The fair value of the equity method investment of $85.1 million was estimated using a Monte Carlo simulation in a risk-neutral framework to model the likelihood of the Company’s potential future sale of its noncontrolling interest in Insomnia Cookies. The valuation methodology includes assumptions and judgments regarding probability weighting, discount rates, operating results of Insomnia Cookies, and expected timing of a future exit by the investors. Equity method earnings are recognized within Other non-operating (income)/expense, net in the Condensed Consolidated Statements of Operations.
2023 Acquisitions and Divestitures
In the quarter and three quarters ended October 1, 2023, there were no acquisitions or divestitures.
Note 3 — Inventories
The components of Inventories are as follows:

	September 29, 2024	December 31, 2023
Raw materials	$22,018	$21,000
Work in progress	429	211
Finished goods and purchased merchandise	9,039	13,505
Total inventories	$31,486	$34,716

Note 4 — Goodwill and Other Intangible Assets, net
Goodwill
Changes in the carrying amount of goodwill by reportable segment are as follows:

	U.S.	International	Market Development	Total
Balance as of December 31, 2023	$677,956	$294,468	$129,515	$1,101,939
Acquisitions	21,974	4,270	(16,361)	9,883
Divestiture of Insomnia Cookies	(54,803)	—	—	(54,803)
Foreign currency impact	—	3,374	—	3,374
Balance as of September 29, 2024	$645,127	$302,112	$113,154	$1,060,393
Other Intangible Assets, net
Other intangible assets consist of the following:

	September 29, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible assets with indefinite lives
Trade names and trademarks (1)	$553,400	$—	$553,400	$657,980	$—	$657,980
Intangible assets with definite lives
Franchise agreements	27,401	(10,825)	16,576	30,390	(10,744)	19,646
Customer relationships	15,000	(7,062)	7,938	15,000	(6,413)	8,587
Reacquired franchise rights (2)	412,586	(158,765)	253,821	397,279	(137,143)	260,136
Total intangible assets with definite lives	454,987	(176,652)	278,335	442,669	(154,300)	288,369
Total intangible assets	$1,008,387	$(176,652)	$831,735	$1,100,649	$(154,300)	$946,349
(1)Trade names and trademarks were impacted by a reduction of $104.6 million in the quarter ended September 29, 2024 related to the divestiture of Insomnia Cookies.
(2)Reacquired franchise rights include the impact of foreign currency fluctuations associated with the respective countries.
Amortization expense related to intangible assets included in depreciation and amortization expense was $7.8 million and $22.6 million for the quarter and three quarters ended September 29, 2024, and $7.4 million and $22.0 million for the quarter and three quarters ended October 1, 2023.

Note 5 — Leases
The Company included the following amounts related to operating and finance lease assets and liabilities within the Condensed Consolidated Balance Sheets:

		As of
		September 29, 2024	December 31, 2023
Assets	Classification
Operating lease (1)	Operating lease right of use asset, net	$409,425	$456,964
Finance lease	Property and equipment, net	48,201	41,411
Total leased assets		$457,626	$498,375
Liabilities
Current
Operating lease (2)	Current operating lease liabilities	$45,767	$50,365
Finance lease	Current portion of long-term debt	10,077	8,631
Noncurrent
Operating lease (3)	Noncurrent operating lease liabilities	406,726	454,583
Finance lease	Long-term debt, less current portion	44,472	38,486
Total leased liabilities		$507,042	$552,065
(1)Operating lease right of use asset, net was impacted by a reduction of $62.6 million in the quarter ended September 29, 2024 related to the divestiture of Insomnia Cookies.
(2)Current operating lease liabilities were impacted by a reduction of $8.6 million in the quarter ended September 29, 2024 related to the divestiture of Insomnia Cookies.
(3)Noncurrent operating lease liabilities were impacted by a reduction of $58.7 million in the quarter ended September 29, 2024 related to the divestiture of Insomnia Cookies.
Lease costs were as follows:

		Quarter Ended		Three Quarters Ended
		September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Lease cost	Classification
Operating lease cost	Selling, general and administrative expense	$838	$875	$2,652	$2,752
Operating lease cost	Operating expenses	22,227	21,777	70,615	66,352
Short-term lease cost	Operating expenses	1,478	1,512	3,828	4,057
Variable lease costs	Operating expenses	6,553	7,709	21,384	23,940
Sublease income	Royalties and other revenues	(85)	(35)	(155)	(105)
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization expense	$3,051	$2,020	$8,839	$5,385
Interest on lease liabilities	Interest expense, net	873	796	2,615	1,860

Supplemental disclosures of cash flow information related to leases were as follows:

	Three Quarters Ended
	September 29, 2024	October 1, 2023
Other information
Cash paid for leases:
Operating cash flows for operating leases (1)	$83,956	$88,101
Operating cash flows for finance leases	2,607	1,815
Financing cash flows for finance leases	8,442	7,552
Right of use assets obtained in exchange for new lease liabilities:
Operating leases	$40,182	$57,469
Finance leases	15,019	13,435
(1)Operating cash flows from operating leases include variable rent payments which are not included in the measurement of lease liabilities. Variable rent payments were $21.4 million and $23.9 million for the three quarters ended September 29, 2024 and October 1, 2023, respectively.
There were no sale-leaseback transactions completed in the three quarters ended September 29, 2024. In the quarter ended April 2, 2023, the Company completed a sale-leaseback transaction whereby it disposed of the land at one real estate property for proceeds of $10.0 million. The Company subsequently leased back the property, which is accounted for as an operating lease. The Company recognized a gain on sale related to this transaction of $9.6 million, which is included in Other income, net in the Condensed Consolidated Statement of Operations.

Note 6 — Fair Value Measurements
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of September 29, 2024 and December 31, 2023:

September 29, 2024
Level 2
Assets:
Foreign currency derivatives	$292
Total Assets	$292

Liabilities:
Interest rate derivatives	$13,511
Commodity derivatives	110
Total Liabilities	$13,621

December 31, 2023
Level 2
Assets:
Interest rate derivatives	$1,596
Total Assets	$1,596

Liabilities:
Foreign currency derivatives	$345
Commodity derivatives	113
Total Liabilities	$458
There were no assets or liabilities measured using Level 1 and Level 3 inputs and no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the three quarters ended September 29, 2024 and fiscal year ended December 31, 2023. The Company’s derivatives are valued using discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates.

Note 7 — Derivative Instruments
Commodity Price Risk
The Company uses forward contracts to protect against the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar, and shortening are the most significant, and the cost of gasoline used by its delivery vehicles. Management has not designated these forward contracts as hedges. As of September 29, 2024 and December 31, 2023, the total notional amount of commodity derivatives was 1.2 million and 1.8 million gallons of fuel, respectively. They are scheduled to mature between September 2024 and September 2025 and January 2024 and December 2024, respectively. As of both September 29, 2024 and December 31, 2023, the Company recorded liabilities of $0.1 million related to the fair market values of its commodity derivatives. The settlement of commodity derivative contracts is reported in the Condensed Consolidated Statements of Cash Flows as a cash flow from operating activities.
Interest Rate Risk
The Company uses interest rate swaps to manage its exposure to interest rate volatility from its debt arrangements. Management has designated the swap agreements as cash flow hedges and recognized the changes in the fair value of these swaps in other comprehensive income. As of September 29, 2024 and December 31, 2023, the Company has recorded a liability of $13.5 million and an asset of $1.6 million, respectively, related to the fair market values of its interest rate derivatives. The cash flows associated with the interest rate swaps are reflected in operating activities in the Condensed Consolidated Statements of Cash Flows, which is consistent with the classification as operating activities of the interest payments on the term loan.
In the quarter ended June 30, 2024, existing interest rate swap agreements (the “prior agreements”) with an aggregate notional amount of $505.0 million matured. The Company then entered into new interest rate swap agreements (the “new agreements”) with an aggregate notional amount of $500.0 million as of September 29, 2024. The primary difference between the new agreements and the prior agreements included the setting of new rates on the fixed component of the swaps (weighted average of approximately of 4.0%). The new agreements have a benchmark rate on the floating component of the swaps of one-month Secured Overnight Financing Rate (“SOFR”) and are scheduled to mature in March 2028.
The net effect of the interest rate swap arrangements will be to fix the variable interest rate on the term loan under the 2023 Facility (as defined in Note 9, Long-Term Debt) up to the notional amount outstanding at the rates payable under the swap agreements plus the Applicable Rate (as defined by the 2023 Facility), through the swap maturity dates in March 2028.
In the quarter ended April 2, 2023, the Company cancelled certain interest rate swap agreements with an aggregate notional amount of $265.0 million, collecting $7.7 million in cash proceeds, and entered into new agreements with the same counterparties. The cash flows are reflected in operating activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency risk primarily from its investments in consolidated subsidiaries that operate in Canada, the U.K., Ireland, Australia, New Zealand, Mexico, and Japan. In order to mitigate the impact of foreign exchange fluctuations on commercial and financial transactions with these subsidiaries, the Company enters into foreign exchange forward contracts. Management has not designated these forward contracts as hedges. As of September 29, 2024 and December 31, 2023, the total notional amount of foreign exchange derivatives was $76.8 million and $49.8 million, respectively. The majority matured in October 2024 and January 2024, respectively. The Company recorded assets of $0.3 million and liabilities of $0.3 million as of September 29, 2024 and December 31, 2023, respectively, related to the fair market values of its foreign exchange derivatives.

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations
The following tables present the fair values of derivative instruments included in the Condensed Consolidated Balance Sheets as of September 29, 2024 and December 31, 2023, for derivatives not designated as hedging instruments and derivatives designated as hedging instruments, respectively. The Company only has cash flow hedges that are designated as hedging instruments.

	Derivatives Fair Value
Derivatives Not Designated as Hedging Instruments	September 29, 2024	December 31, 2023	Balance Sheet Location
Foreign currency derivatives	$292	$—	Prepaid expense and other current assets
Total Assets	$292	$—
Foreign currency derivatives	$—	$345	Accrued liabilities
Commodity derivatives	110	113	Accrued liabilities
Total Liabilities	$110	$458

	Derivatives Fair Value
Derivatives Designated as Hedging Instruments	September 29, 2024	December 31, 2023	Balance Sheet Location
Interest rate derivatives (current)	$—	$1,596	Prepaid expense and other current assets
Total Assets	$—	$1,596
Interest rate derivatives (current)	$3,805	$—	Accrued liabilities
Interest rate derivatives (noncurrent)	9,706	—	Other long-term obligations and deferred credits
Total Liabilities	$13,511	$—
The effect of derivative instruments in the Condensed Consolidated Statements of Operations for the quarter and three quarters ended September 29, 2024 and October 1, 2023 is as follows:

	Derivative Gain Recognized in Income for the Quarter Ended		Derivative Gain Recognized in Income for the Three Quarters Ended
Derivatives Designated as Hedging Instruments	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023	Location of Derivative Gain Recognized in Income
Gain on interest rate derivatives	$903	$2,946	$6,970	$5,578	Interest expense, net
	$903	$2,946	$6,970	$5,578

	Derivative Gain/(Loss) Recognized in Income for the Quarter Ended		Derivative Gain/(Loss) Recognized in Income for the Three Quarters Ended
Derivatives Not Designated as Hedging Instruments	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023	Location of Derivative Gain/(Loss) Recognized in Income
Gain on foreign currency derivatives	$700	$599	$637	$661	Other non-operating (income)/expense, net
(Loss)/gain on commodity derivatives	(263)	233	3	(151)	Other non-operating (income)/expense, net
	$437	$832	$640	$510

Note 8 — Vendor Finance Programs
The following table presents liabilities related to vendor finance programs which the Company participates in as a buyer as of September 29, 2024 and December 31, 2023:

	September 29, 2024	December 31, 2023	Balance Sheet Location
Supply chain financing programs (1)	$8,682	$51,239	Accounts payable
Structured payables programs (2)	139,170	130,104	Structured payables
Total Liabilities	$147,852	$181,343
(1)SCF program liabilities were impacted by a reduction of $23.2 million in the quarter ended September 29, 2024 related to the divestiture of Insomnia Cookies.
(2)Structured payables program liabilities were impacted by a reduction of $25.6 million in the quarter ended September 29, 2024 related to the divestiture of Insomnia Cookies.
Supply Chain Financing (“SCF”) Programs
The Company has an agreement with a third-party administrator which allows participating vendors to track the Company’s payments, and if voluntarily elected by the vendor, to sell payment obligations from the Company to financial institutions as part of the SCF program. The Company’s typical payment terms for trade payables range up to 180 days outside of the SCF program, depending on the type of vendors and the nature of the supplies or services. For vendors under the SCF program, the Company has established payable terms ranging up to, but not exceeding, 360 days. When participating vendors elect to sell one or more of the Company’s payment obligations, the Company’s rights and obligations to settle the payables on their contractual due date are not impacted. The Company has no economic or commercial interest in a vendor’s decision to enter into these agreements and the financial institutions do not provide the Company with incentives such as rebates or profit sharing under the SCF program. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry, and as the terms are not impacted by the SCF program, such obligations are classified as Accounts payable in the Condensed Consolidated Balance Sheets and the associated cash flows are included in operating activities in the Condensed Consolidated Statements of Cash Flows.
Structured Payables Programs
The Company utilizes various card products issued by financial institutions to facilitate purchases of goods and services. By using these products, the Company may receive differing levels of rebates based on timing of repayment. The payment obligations under these card products are classified as Structured payables in the Condensed Consolidated Balance Sheets and the associated cash flows are included in financing activities in the Condensed Consolidated Statements of Cash Flows.

Note 9 — Long-Term Debt
The Company’s long-term debt obligations consists of the following:

	September 29, 2024	December 31, 2023
2023 Facility — term loan	$656,250	$682,500
2023 Facility — revolving credit facility	142,500	155,000
Short-term lines of credit	2,500	11,000
Less: Debt issuance costs	(3,584)	(4,371)
Finance lease obligations	54,549	47,117
Total long-term debt	852,215	891,246
Less: Current portion of long-term debt	(47,577)	(54,631)
Long-term debt, less current portion	$804,638	$836,615
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
Borrowings under the 2023 Facility are generally subject to an interest rate of adjusted term SOFR plus a credit spread adjustment of 0.10% plus (i) 2.25% if the Company’s leverage ratio (as defined in the 2023 Facility) equals or exceeds 4.00 to 1.00, (ii) 2.00% if the Company’s leverage ratio is less than 4.00 to 1.00 but greater than or equal to 3.00 to 1.00, or (iii) 1.75% if the Company’s leverage ratio is less than 3.00 to 1.00. As of September 29, 2024 and December 31, 2023, the unhedged interest rates were 6.95% and 7.46% under the 2023 Facility, respectively. As of September 29, 2024 and December 31, 2023, $500.0 million out of the $656.3 million term loan balance and $505.0 million out of the $682.5 million term loan balance, respectively, was hedged. As of September 29, 2024 and December 31, 2023, the effective interest rates on the term loan were approximately 6.32% and 6.80%, respectively. The Company is required to make equal installments of 1.25% of the aggregate closing date principal amount of the term loan on the last day of each fiscal quarter. All remaining term loan and revolving loan balances are to be due at maturity in March 2028.
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
Excluding the Insomnia Cookies plan which was removed from the table below due to the divestiture, RSU and PSU activity under the Company’s various plans during the periods presented is as follows:

(in thousands, except per share amounts)	Non-vested shares outstanding at December 31, 2023	Granted	Vested	Forfeited	Non-vested shares outstanding at September 29, 2024
KKI
RSUs and PSUs	6,785	1,738	1,524	388	6,611
Weighted Average Grant Date Fair Value	$14.54	14.53	14.93	15.00	$14.53
KK U.K.
RSUs	7	—	—	—	7
Weighted Average Grant Date Fair Value	$29.80	—	—	—	$29.80
KK Australia
RSUs	185	—	22	—	163
Weighted Average Grant Date Fair Value	$1.57	—	1.61	—	$1.57
KK Mexico
RSUs	20	—	2	—	18
Weighted Average Grant Date Fair Value	$30.18	—	29.21	—	$30.01
The Company recorded total non-cash compensation expense related to RSUs and PSUs under the plans of $9.2 million and $22.1 million for the quarter and three quarters ended September 29, 2024, respectively, and $6.5 million and $15.1 million for the quarter and three quarters ended October 1, 2023, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The unrecognized compensation cost related to the unvested RSUs and PSUs and the weighted average period over which such cost is expected to be recognized are as follows:

	As of September 29, 2024
	Unrecognized Compensation Cost	Recognized Over a Weighted Average Period of
KKI	$59,519	3.0 years
KK U.K.	77	1.7 years
KK Australia	52	1.0 years
KK Mexico	108	0.9 years
The estimated fair value of restricted stock is calculated using a market approach (i.e., market multiple is used for the KK U.K. plan and an agreed-upon EBITDA buyout multiple is used for KK Australia and KK Mexico plans).

Time-Vested Stock Options
KKI issues time-vested stock options under its Omnibus Incentive Plan. The fair value of time-vested stock options was estimated on the date of grant using the Black-Scholes option pricing model.
A summary of the status of the time-vested stock options as of December 31, 2023 and changes during the first three quarters of fiscal 2024 is presented below:

	Share options outstanding at				Share options outstanding at
(in thousands, except per share amounts)	December 31, 2023	Granted	Exercised	Forfeited or Expired	September 29, 2024
KKI
Options	2,993	—	—	166	2,827
Weighted Average Grant Date Fair Value	$5.90	—	—	6.10	$5.89
Weighted Average Exercise Price	$14.30	—	—	14.61	$14.29
The Company recorded total non-cash compensation expense related to the time-vested stock options of $0.8 million and $2.6 million for the quarter and three quarters ended September 29, 2024, respectively, and $0.9 million and $2.7 million for the quarter and three quarters ended October 1, 2023, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The unrecognized compensation cost related to the stock options and the weighted average period over which such cost is expected to be recognized are as follows:

	As of September 29, 2024
	Unrecognized Compensation Cost	Recognized Over a Weighted Average Period of
KKI	$5,036	1.5 years
During the three quarters ended September 29, 2024, 1.5 million time-vested stock options vested. No time-vested stock options vested during the quarter ended September 29, 2024 or the quarter and three quarters ended October 1, 2023.

Note 11 — Income Taxes
For interim tax reporting, the Company estimates a worldwide annual effective tax rate and applies that rate to the year-to-date ordinary (loss)/income. The tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.
The Company’s effective income tax rates were 32.0% and 41.4% for the quarter and three quarters ended September 29, 2024, respectively, and -153.3% and -80.0% for the quarter and three quarters ended October 1, 2023, respectively. The Company’s effective income tax rate for the quarter and three quarters ended September 29, 2024 differed from the respective statutory rates primarily due to disallowed executive compensation expense, the mix of income and taxes attributable to foreign jurisdictions, and noncontrolling interest in domestic joint ventures. Additionally, the Company recorded an income tax benefit in the quarter ended September 29, 2024 related to the release of valuation allowances on state net operating losses associated with the divestiture of Insomnia Cookies. The Company’s effective income tax rate for the quarter and three quarters ended October 1, 2023 differed from the respective statutory rates primarily due to the mix of income and taxes attributable to foreign jurisdictions, the recognition of previously unrecognized tax benefits, disallowed executive compensation expense, noncontrolling interest in domestic joint ventures, and a discrete tax benefit unrelated to ongoing operations.
Note 12 — Commitments and Contingencies
Pending Litigation
In March 2023, an employee filed a lawsuit on behalf of himself and all others similarly situated against the Company, alleging violations of the Illinois Biometric Information Privacy Act. In October 2024, the Company negotiated a settlement of this lawsuit, subject to court approval, which would require the Company to pay an amount immaterial to the Company’s Condensed Consolidated Financial Statements.
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
Other Commitments and Contingencies
The Company’s primary banks issued letters of credit on its behalf totaling $20.3 million and $15.4 million as of September 29, 2024 and December 31, 2023, respectively, a majority of which secure the Company’s reimbursement obligations to insurers under its self-insurance arrangements.
Note 13 — Related Party Transactions
As of September 29, 2024 the Company held minority equity interests in four entities, Krispy Kreme Doughnuts France SAS (“KK France”) (33% ownership), KK Brazil (45% ownership), KK Spain (25% ownership), and Insomnia Cookies (35% ownership), with an aggregate carrying value of $91.0 million. As of December 31, 2023 the Company held minority equity interests in three entities, KremeWorks USA, LLC (20% ownership), KremeWorks Canada, L.P. (25% ownership), and KK France (33% ownership), with an aggregate carrying value of $2.8 million. Refer to Note 2, Acquisitions and Divestitures for further information.
In the quarter ended September 29, 2024, the Company purchased all units held by the noncontrolling interest holders in the consolidated subsidiary Awesome Doughnut. Refer to Note 2, Acquisitions and Divestitures for further information.

Note 14 — Revenue Recognition
Disaggregation of Revenues
Revenues are disaggregated as follows:

	Quarter Ended		Three Quarters Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Company Shops, DFD and Branded Sweet Treats	$358,110	$385,810	$1,192,071	$1,166,052
Mix and equipment revenue from franchisees	12,552	12,935	41,514	43,715
Franchise royalties and other	9,205	8,622	27,789	25,432
Total net revenues	$379,867	$407,367	$1,261,374	$1,235,199
Other revenues include advertising fund contributions from franchisees, rental income, development and franchise fees, and licensing royalties from customers for use of the Krispy Kreme brand, such as Keurig coffee cups.
Contract Balances
Deferred revenue and related receivables are as follows:

	September 29, 2024	December 31, 2023	Balance Sheet Location
Trade receivables, net of allowances of $622 and $564, respectively	$55,336	$45,858	Accounts receivables, net
Deferred revenue:
Current	$14,240	$22,066	Accrued liabilities
Noncurrent	8,629	6,005	Other long-term obligations and deferred credits
Total deferred revenue	$22,869	$28,071
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

Note 15 — Net Earnings/(Loss) per Share
The following table presents the calculations of basic and diluted EPS:

	Quarter Ended		Three Quarters Ended
(in thousands, except per share amounts)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net income/(loss) attributable to Krispy Kreme, Inc.	$39,563	$(40,457)	$25,538	$(40,535)
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(4)	(7)	(28)	(14)
Net income/(loss) attributable to common shareholders - Diluted	$39,559	$(40,464)	$25,510	$(40,549)
Basic weighted average common shares outstanding	169,596	168,224	169,125	168,183
Dilutive effect of outstanding common stock options, RSUs, and PSUs	1,890	—	2,259	—
Diluted weighted average common shares outstanding	171,486	168,224	171,384	168,183
Earnings/(loss) per share attributable to common shareholders:
Basic	$0.23	$(0.24)	$0.15	$(0.24)
Diluted	$0.23	$(0.24)	$0.15	$(0.24)
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
The following table summarizes the gross number of potential dilutive unvested RSUs and PSUs excluded due to antidilution (unadjusted for the treasury stock method):

	Quarter Ended		Three Quarters Ended
(in thousands)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
KKI	2,807	6,444	2,807	6,444
KK U.K.	7	7	7	—
Insomnia Cookies	—	37	—	37
KK Australia	—	—	—	—
KK Mexico	—	—	—	—
For the quarter and three quarters ended September 29, 2024 and October 1, 2023, all 2.8 million and 3.0 million time-vested stock options, respectively, were excluded from the computation of diluted weighted average common shares outstanding based on application of the treasury stock method.

Note 16 — Segment Reporting
The Company conducts business through the three reportable segments: U.S., International, and Market Development. Unallocated corporate costs are excluded from the Company’s measurement of segment performance. These costs include general corporate expenses.
As discussed in Note 1, Description of Business and Summary of Significant Accounting Policies, effective January 1, 2024, the Company realigned its segment reporting structure such that the Company-owned Canada and Japan businesses have moved from the Market Development reportable operating segment to the International reportable operating segment. All segment information for comparative periods has been restated to be consistent with current presentation.
As discussed in Note 2, Acquisitions and Divestitures, the Company entered into an agreement to sell shares in Insomnia Cookies on July 17, 2024. Upon completion of the divestiture, the Company’s ownership interest decreased from 75.0% to 34.7%. The Company’s investment in Insomnia Cookies is now accounted for using the equity method, and results are no longer included within the U.S. reportable operating segment on a prospective basis from the date of the divestiture. Historical results for Insomnia Cookies have not been restated and are included within the results of the U.S. reportable operating segment through the date of the divestiture.
The reportable segment results are as follows:

	Quarter Ended		Three Quarters Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net revenues:
U.S.	$228,376	$260,177	$813,615	$808,938
International	130,697	126,077	380,716	358,653
Market Development	20,794	21,113	67,043	67,608
Total net revenues	$379,867	$407,367	$1,261,374	$1,235,199

	Quarter Ended		Three Quarters Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Segment Adjusted EBITDA:
U.S.	$13,922	$22,258	$89,206	$88,878
International	22,779	24,961	64,970	68,645
Market Development	11,271	9,816	36,046	31,862
Corporate	(13,273)	(13,294)	(42,609)	(41,902)
Adjusted EBITDA	34,699	43,741	147,613	147,483
Interest expense, net	16,280	12,807	44,468	36,858
Income tax expense	17,679	24,367	18,330	17,121
Depreciation and amortization expense	31,376	32,007	99,562	89,142
Share-based compensation	9,969	7,452	24,603	17,821
Employer payroll taxes related to share-based compensation	49	96	299	310
Gain on divestiture of Insomnia Cookies	(87,128)	—	(87,128)	—
Other non-operating (income)/expense, net (1)	(407)	971	1,115	3,031
Strategic initiatives (2)	11,426	5,895	20,434	23,841
Acquisition and integration expenses (3)	1,938	49	3,037	479
New market penetration expenses (4)	156	678	1,194	1,013
Shop closure expenses/(income), net (5)	21	(449)	788	356
Restructuring and severance expenses (6)	631	552	769	2,799
Gain on remeasurement of equity method investment (7)	(5,579)	—	(5,579)	—
Gain on sale-leaseback	—	—	—	(9,646)
Other (8)	716	(426)	(257)	2,888
Net income/(loss)	$37,572	$(40,258)	$25,978	$(38,530)
(1)Primarily foreign translation gains and losses in each period.
(2)The quarter and three quarters ended September 29, 2024 consist primarily of costs associated with the divestiture of the Insomnia Cookies business, preparing for the McDonald’s U.S. expansion, and global transformation. The quarter and three quarters ended October 1, 2023 consist primarily of costs associated with global transformation and U.S. initiatives such as the decision to exit the Branded Sweet Treats business, including property, plant and equipment impairments, inventory write-offs, employee severance, and other related costs.
(3)Consists of acquisition and integration-related costs in connection with the Company’s business and franchise acquisitions, including legal, due diligence, and advisory fees incurred in connection with acquisition and integration-related activities for the applicable period.
(4)Consists of start-up costs associated with entry into new countries for which the Company’s brands have not previously operated, including Brazil and Spain.
(5)Includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment. The quarter and three quarters ended October 1, 2023 include gains related to the termination of leases at certain Krispy Kreme shops in the U.S. where the Company had already recognized impairment of the corresponding right of use assets in a prior period.
(6)The quarter and three quarters ended September 29, 2024 consists primarily of costs associated with the restructuring of the KK U.K. executive team. The quarter and three quarters ended October 1, 2023 consists primarily of costs associated with restructuring of the global executive team.
(7)Consists of a gain related to the remeasurement of the equity method investments in KremeWorks USA, LLC and KremeWorks Canada, L.P. to fair value immediately prior to the acquisition of the shops. Refer to Note 2, Acquisitions and Divestitures for further information.
(8)The quarter and three quarters ended September 29, 2024 and October 1, 2023 consist primarily of legal and other regulatory expenses incurred outside the ordinary course of business. The three quarters ended September 29, 2024 also include a gain from insurance proceeds received related to a shop in the U.S. that was destroyed and subsequently rebuilt.

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
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties. The words “believe,” “may,” “could,” “will,” “should,” “anticipate,” “estimate,” “expect,” “outlook,” “guidance,” or similar words, or the negative of these words, identify forward-looking statements. Such forward-looking statements are based on certain assumptions and estimates that we consider reasonable but are subject to various risks and uncertainties relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are and may be important factors that could cause our actual results to differ materially from those indicated in these statements. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results could differ materially from the forward-looking statements included herein. Factors that could cause actual results to differ from those expressed in forward-looking statements include, without limitation, the risks and uncertainties described under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed by us with the SEC and described in the other filings we make from time to time with the SEC. We believe that these factors include, but are not limited to, changes in consumer preferences, the impact of inflation, and our ability to execute on our omni-channel business strategy. These forward-looking statements are made only as of the date of this document, and we do not undertake any obligation, other than as may be required by applicable law, to update or revise any forward-looking or cautionary statement to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise.
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
The following table presents a summary of our financial results for the periods presented:

	Quarter Ended			Three Quarters Ended
(in thousands, except percentages)	September 29, 2024	October 1, 2023	% Change	September 29, 2024	October 1, 2023	% Change
Net Revenues (1)	$379,867	$407,367	-6.8%	$1,261,374	$1,235,199	2.1%
Net Income/(Loss) Attributable to Krispy Kreme, Inc.	39,563	(40,457)	197.8%	25,538	(40,535)	163.0%
Adjusted Net (Loss)/Income, Diluted (2)	(2,498)	4,406	-156.7%	17,937	31,073	-42.3%
Adjusted EBITDA (2)	34,699	43,741	-20.7%	147,613	147,483	0.1%
(1)We generated 3.5% and 6.1% organic revenue growth for the quarter and three quarters ended September 29, 2024.
(2)Refer to “Key Performance Indicators and Non-GAAP Measures” below for more information as to how we define and calculate Adjusted EBITDA and Adjusted Net Income, Diluted and for a reconciliation of Adjusted EBITDA and Adjusted Net Income, Diluted to the most comparable GAAP measure.

Significant Events and Transactions
Executing on our Omni-Channel Strategy
We made strong progress on the execution of our omni-channel strategy in the third quarter of fiscal 2024, as we continue to add quality Global Points of Access across our network and convert markets into fully implemented Hub and Spoke models (discussed in greater detail under “Key Performance Indicators and Non-GAAP Measures” below). We added 244 new Krispy Kreme branded Global Points of Access in the third quarter of fiscal 2024 to reach 15,811 Global Points of Access. The primary driver of the increased Krispy Kreme branded Global Points of Access during the third quarter was the continued expansion of our DFD network in alignment with our transformation strategy, as we added 210 DFD Doors globally, primarily within the U.S. segment. The increase in DFD Doors is the result of our focus on executing our omni-channel strategy to drive our transformation, and includes expansion with key customers. We expect DFD growth to be one of our most significant drivers of earnings growth, primarily through increased door count and also through optimization of revenue per door. Deployment of the omni-channel strategy in the U.S. led to an increase of 2.1% in Sales per Hub in the trailing four quarters, from $4.8 million in the third quarter of fiscal 2023 to $4.9 million in the third quarter of fiscal 2024. The increase in our Sales per Hub contributed to U.S. segment organic revenue growth of 2.5% in the third quarter of fiscal 2024. Our goal is to continue to grow our Sales per Hub over time, which we believe will drive higher margins and higher return on invested capital.
In addition to grocery and convenience stores, we are also expanding in DFD channels such as QSR and club membership to further broaden availability of our doughnuts to consumers. This includes our QSR partnership with McDonald’s. Following a successful pilot at approximately 160 McDonald’s shops in Louisville and Lexington, Kentucky and the surrounding area, we entered into an agreement to work with McDonald’s to develop a deployment schedule for a U.S. national rollout of the sale of Krispy Kreme doughnuts at McDonald’s restaurants. The deployment schedule sets forth the anticipated launch period for each McDonald’s business unit in the U.S., with phasing expected from the fourth quarter of fiscal 2024 through the end of fiscal 2026. The rollout commenced at McDonald’s restaurants in Chicago in October, with expansion to restaurants in Ohio and Indiana scheduled shortly thereafter. The agreement does not guarantee us any particular level of business unit deployment, sales, or profits.
Divestiture of Insomnia Cookies
On July 17, 2024, we entered into an agreement to sell our controlling interest in Insomnia Cookies in exchange for cash proceeds of $120.9 million. On August 1, 2024 we received additional cash of $45.0 million from Insomnia Cookies related to the settlement of an intercompany loan. We have begun to use these proceeds to further strengthen our fresh doughnut business and expand availability, as well as pay down debt. We continue to own 34.7% of Insomnia Cookies and will account for our investment using the equity method.
Growing our Global Presence
Another key strategic initiative on our journey to become the Most Loved Sweet Treat Brand in the World is to increase our global presence, focusing on the percentage of our revenues and Adjusted EBITDA generated outside the U.S., with a key focus in Europe and select Asian and South American countries. In the third quarter of fiscal 2024, we opened our first franchise shops in Morocco and we expect to have shop openings in Brazil, Spain, and Germany in the future. We expect to have further announcements throughout the year as we grow our global business.

Digital, Brand, and Innovation
Digital channel sales represented a healthy 15.5% of our Doughnut Shop sales (excluding DFD) for the third quarter of fiscal 2024, up 290 basis points from 12.6% in the same quarter last year (excluding Insomnia Cookies from both periods). Our growth in digital is due to our focus on owned channel improvements and increasing product availability through third parties.
Innovation is a significant driver of frequency as we create and introduce premium and buzz-worthy offerings to consumers across our Global Points of Access. During the third quarter of fiscal 2024 we delivered the joy that is Krispy Kreme through specialty doughnuts and seasonal activations including Passport to Paris, Barbie, and Pumpkin Spice, among many others around the world.

the ESSENTIAL
Pumpkin Spice
collection
Krispy Kreme

Krispy Kreme
DOUGHNUTS
Passport to Paris

Krispy Kreme
DOUGHNUTS
Barbie
Barbie
65
ANNIVERSARY
©2024 Mattel

Golden Harvest
COLLECTION

Dr Pepper
Dr Pepper

GO USA
COLLECTION
CONTAINS A DOZEN
Krispy Kreme

Segment Reclassifications
As discussed in Note 1, Description of Business and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, effective January 1, 2024, we realigned our segment reporting structure such that the Company-owned Canada and Japan businesses have moved from the Market Development reportable operating segment to the International reportable operating segment. All segment information for comparative periods has been restated to be consistent with current presentation.

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
We utilize “Global Points of Access” as a key performance indicator. Global Points of Access reflect all locations at which fresh doughnuts can be purchased. Global Points of Access include all Hot Light Theater Shops, Fresh Shops, Carts and Food Trucks, DFD Doors, Cookie Bakeries (through the date of the Insomnia Cookies divestiture), and other defined points at both Company-owned and franchise locations as of the end of the respective reporting period. We monitor Global Points of Access as a metric that informs the growth of our omni-channel presence over time and believe this metric is useful to investors to understand our footprint in each of our segments and by asset type.
The following table presents our Global Points of Access, by segment and type, as of the end of the third quarter of fiscal 2024, the third quarter of fiscal 2023, and fiscal 2023, respectively:

	Global Points of Access
	Quarter Ended		Fiscal Year Ended
	September 29, 2024	October 1, 2023	December 31, 2023
U.S.:
Hot Light Theater Shops	236	229	229
Fresh Shops	71	65	70
Cookie Bakeries (3)	—	249	267
DFD Doors (2)	7,711	6,506	6,808
Total	8,018	7,049	7,374
International:
Hot Light Theater Shops	48	45	44
Fresh Shops	508	479	483
Carts, Food Trucks, and Other (1)	17	16	16
DFD Doors	4,867	3,588	3,977
Total	5,440	4,128	4,520
Market Development:
Hot Light Theater Shops	110	113	116
Fresh Shops	1,059	920	968
Carts, Food Trucks, and Other (1)	30	29	30
DFD Doors	1,154	1,155	1,139
Total	2,353	2,217	2,253
Total Global Points of Access (as defined)	15,811	13,394	14,147
Total Hot Light Theater Shops	394	387	389
Total Fresh Shops	1,638	1,464	1,521
Total Cookie Bakeries (3)	—	249	267
Total Shops	2,032	2,100	2,177
Total Carts, Food Trucks, and Other	47	45	46
Total DFD Doors	13,732	11,249	11,924
Total Global Points of Access (as defined)	15,811	13,394	14,147
(1)Carts and Food Trucks are non-producing, mobile (typically on wheels) facilities without walls or a door where product is received from a Hot Light Theater Shop or Doughnut Factory. Other includes a vending machine. Points of Access in this category are primarily found in international locations in airports, train stations, etc.
(2)Includes over 160 McDonald’s shops located in Louisville and Lexington, Kentucky and the surrounding area as of September 29, 2024.
(3)Reflects the divestiture of Insomnia Cookies during the quarter ended September 29, 2024.

As of September 29, 2024, we had 15,811 Global Points of Access, with 2,032 Krispy Kreme branded shops, 47 Carts and Food Trucks, and 13,732 DFD Doors. During the third quarter of fiscal 2024, we added a net 35 additional Krispy Kreme branded shops globally, including two Hot Light Theater Shops and 33 Fresh Shops. We added a net 210 new DFD Doors during the quarter as we continue to focus on the deployment of our Hub and Spoke model and our expansion into QSR channels. We plan to continue adding new locations and expanding our digital platform in order to extend the availability of and access to our products. We are excited about our partnership with McDonald’s and the phasing of a U.S. national rollout, which we believe has validated the attractiveness of the QSR channel.
We also utilize “Hubs” as a key performance indicator. Our transformation is driven by the implementation of an omni-channel strategy to reach more consumers where they are and drive revenue growth, and this strategy is supported by a capital-efficient Hub and Spoke distribution model that provides a route to market and powers profitability. Our Hot Light Theater Shops and Doughnut Factories serve as centralized production facilities (“Hubs”). From these Hubs, we deliver doughnuts to our Fresh Shops, Carts and Food Trucks, and DFD Doors (“Spokes”) primarily through an integrated network of Company-operated delivery routes, designed to ensure quality and freshness. We are currently exploring an increase in third-party managed delivery to DFD customers in the U.S., an approach we have used in several international markets. Specific to the U.S. segment, certain legacy Hubs have not historically had Spokes. Many Hubs in the U.S. segment are being converted to add Spokes while certain legacy Hubs do not currently have the ability or need to add Spokes.
The following table presents our Hubs, by segment and type, as of the end of the third quarter of fiscal 2024, the third quarter of fiscal 2023, and fiscal 2023, respectively:

	Hubs
	Quarter Ended		Fiscal Year Ended
	September 29, 2024	October 1, 2023	December 31, 2023
U.S.:
Hot Light Theater Shops (1)	230	222	220
Doughnut Factories	6	4	4
Total	236	226	224
Hubs with Spokes	152	148	149
Hubs without Spokes	84	78	75
International:
Hot Light Theater Shops (1)	39	36	36
Doughnut Factories	14	14	14
Total	53	50	50
Hubs with Spokes	53	50	50
Market Development:
Hot Light Theater Shops (1)	108	109	112
Doughnut Factories	26	23	23
Total	134	132	135
Total Hubs	423	408	409
(1)Includes only Hot Light Theater Shops and excludes Mini Theaters. A Mini Theater is a Spoke location that produces some doughnuts for itself and also receives doughnuts from another producing location.

Non-GAAP Measures
We report our financial results in accordance with GAAP; however, management evaluates our results of operations using, among other measures, organic revenue growth, Sales per Hub, adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), Adjusted Net Income, Diluted, and Adjusted EPS as we believe these non-GAAP measures are useful in evaluating our operating performance.
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
Organic Revenue Growth
Organic revenue growth measures our revenue growth trends excluding the impact of acquisitions, divestitures, and foreign currency, and we believe it is useful for investors to understand the expansion of our global footprint through internal efforts. We define “organic revenue growth” as the growth in revenues, excluding (i) acquired shops owned by us for less than 12 months following their acquisition, (ii) the impact of foreign currency exchange rate changes, (iii) the impact of shop closures related to restructuring programs such as the shop portfolio optimization program initiated for Krispy Kreme U.S. during fiscal 2022, (iv) the impact of the Branded Sweat Treats business exit, (v) the impact of the divestiture of Insomnia Cookies, and (vi) revenues generated during the 53rd week for those fiscal years that have a 53rd week based on our fiscal calendar defined in Note 1, Description of Business and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. See “Results of Operations” for our organic growth calculations for the periods presented.

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
The following tables present a reconciliation of net income/(loss) to Adjusted EBITDA and net income/(loss) to Adjusted Net Income, Diluted and Adjusted EPS for the periods presented:

	Quarter Ended		Three Quarters Ended
(in thousands)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net income/(loss)	$37,572	$(40,258)	$25,978	$(38,530)
Interest expense, net	16,280	12,807	44,468	36,858
Income tax expense	17,679	24,367	18,330	17,121
Depreciation and amortization expense	31,376	32,007	99,562	89,142
Share-based compensation	9,969	7,452	24,603	17,821
Employer payroll taxes related to share-based compensation	49	96	299	310
Gain on divestiture of Insomnia Cookies	(87,128)	—	(87,128)	—
Other non-operating (income)/expense, net (1)	(407)	971	1,115	3,031
Strategic initiatives (2)	11,426	5,895	20,434	23,841
Acquisition and integration expenses (3)	1,938	49	3,037	479
New market penetration expenses (4)	156	678	1,194	1,013
Shop closure expenses/(income), net (5)	21	(449)	788	356
Restructuring and severance expenses (6)	631	552	769	2,799
Gain on remeasurement of equity method investment (7)	(5,579)	—	(5,579)	—
Gain on sale-leaseback	—	—	—	(9,646)
Other (8)	716	(426)	(257)	2,888
Adjusted EBITDA	$34,699	$43,741	$147,613	$147,483

	Quarter Ended		Three Quarters Ended
(in thousands, except per share amounts)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net income/(loss)	$37,572	$(40,258)	$25,978	$(38,530)
Share-based compensation	9,969	7,452	24,603	17,821
Employer payroll taxes related to share-based compensation	49	96	299	310
Gain on divestiture of Insomnia Cookies	(87,128)	—	(87,128)	—
Other non-operating (income)/expense, net (1)	(407)	971	1,115	3,031
Strategic initiatives (2)	11,426	5,895	20,434	23,841
Acquisition and integration expenses (3)	1,938	49	3,037	479
New market penetration expenses (4)	156	678	1,194	1,013
Shop closure expenses/(income) (5)	21	(449)	788	356
Restructuring and severance expenses (6)	631	552	769	2,799
Gain on remeasurement of equity method investment (7)	(5,579)	—	(5,579)	—
Gain on sale-leaseback	—	—	—	(9,646)
Other (8)	716	(426)	(257)	2,888
Amortization of acquisition related intangibles (9)	7,780	7,386	22,597	22,027
Loss on extinguishment of 2019 Facility (10)	—	—	—	472
Tax impact of adjustments (11)	20,766	22,694	13,765	8,574
Tax specific adjustments (12)	(2,395)	(28)	(3,210)	(2,343)
Net loss/(income) attributable to noncontrolling interest	1,991	(199)	(440)	(2,005)
Adjusted net (loss)/income attributable to common shareholders - Basic	$(2,494)	$4,413	$17,965	$31,087
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(4)	(7)	(28)	(14)
Adjusted net (loss)/income attributable to common shareholders - Diluted	$(2,498)	$4,406	$17,937	$31,073
Basic weighted average common shares outstanding	169,596	168,224	169,125	168,183
Dilutive effect of outstanding common stock options, RSUs, and PSUs	—	2,421	2,259	2,249
Diluted weighted average common shares outstanding	169,596	170,645	171,384	170,432
Adjusted net (loss)/income per share attributable to common shareholders:
Basic	$(0.01)	$0.03	$0.11	$0.18
Diluted	$(0.01)	$0.03	$0.10	$0.18
(1)Primarily foreign translation gains and losses in each period.
(2)The quarter and three quarters ended September 29, 2024 consist primarily of costs associated with the divestiture of the Insomnia Cookies business, preparing for the McDonald’s U.S. expansion, and global transformation. The quarter and three quarters ended October 1, 2023 consist primarily of costs associated with global transformation and U.S. initiatives such as the decision to exit the Branded Sweet Treats business, including property, plant and equipment impairments, inventory write-offs, employee severance, and other related costs.
(3)Consists of acquisition and integration-related costs in connection with the Company’s business and franchise acquisitions, including legal, due diligence, and advisory fees incurred in connection with acquisition and integration-related activities for the applicable period.
(4)Consists of start-up costs associated with entry into new countries for which the Company’s brands have not previously operated, including Brazil and Spain.
(5)Includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment. The quarter and three quarters ended October 1, 2023 include gains related to the termination of leases at certain Krispy Kreme shops in the U.S. where the Company had already recognized impairment of the corresponding right of use assets in a prior period.
(6)The quarter and three quarters ended September 29, 2024 consists primarily of costs associated with the restructuring of the KK U.K. executive team. The quarter and three quarters ended October 1, 2023 consists primarily of costs associated with restructuring of the global executive team.

(7)Consists of a gain related to the remeasurement of the equity method investments in KremeWorks USA, LLC and KremeWorks Canada, L.P. to fair value immediately prior to the acquisition of the shops. Refer to Note 2, Acquisitions and Divestitures to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
(8)The quarter and three quarters ended September 29, 2024 and October 1, 2023 consist primarily of legal and other regulatory expenses incurred outside the ordinary course of business. The three quarters ended September 29, 2024 also include a gain from insurance proceeds received related to a shop in the U.S. that was destroyed and subsequently rebuilt.
(9)Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the Condensed Consolidated Statements of Operations.
(10)Includes interest expenses related to unamortized debt issuance costs from the 2019 Facility associated with extinguished lenders as a result of the March 2023 debt refinancing.
(11)Tax impact of adjustments calculated applying the applicable statutory rates. The quarter and three quarters ended September 29, 2024 and October 1, 2023 also include the impact of disallowed executive compensation expense.
(12)The quarter and three quarters ended September 29, 2024 consist of the recognition of previously unrecognized tax benefits unrelated to ongoing operations, a discrete tax benefit unrelated to ongoing operations, the release of valuation allowances on state net operating losses associated with the divestiture of Insomnia Cookies, and the effect of various tax law changes on existing temporary differences. The quarter and three quarters ended October 1, 2023 consist of the recognition of a previously unrecognized tax benefit unrelated to ongoing operations, the effect of tax law changes on existing temporary differences, and a discrete tax benefit unrelated to ongoing operations.

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
Sales per Hub was as follows for each of the periods below:

	Trailing Four Quarters Ended	Fiscal Year Ended
(in thousands, unless otherwise stated)	September 29, 2024	December 31, 2023	January 1, 2023
U.S.:
Revenues	$1,109,621	$1,104,944	$1,010,250
Non-Fresh Revenues (1)	(3,857)	(9,416)	(38,380)
Fresh Revenues from Insomnia Cookies and Hubs without Spokes (2)	(360,354)	(399,061)	(404,430)
Sales from Hubs with Spokes	745,410	696,467	567,440
Sales per Hub (millions)	4.9	4.9	4.5

International:
Sales from Hubs with Spokes (3)	$511,694	$489,631	$435,651
Sales per Hub (millions) (4)	10.1	10.0	9.7
(1)Includes the exited Branded Sweet Treats business revenues as well as licensing royalties from customers for use of the Krispy Kreme brand.
(2)Includes Insomnia Cookies revenues (through the date of the divestiture) and Fresh Revenues generated by Hubs without Spokes.
(3)Total International net revenues is equal to Fresh Revenues from Hubs with Spokes for that business segment.
(4)International Sales per Hub comparative data has been restated in constant currency based on current exchange rates.
In our International segment, where the Hub and Spoke model originated, Sales per Hub reached $10.1 million, up from $10.0 million generated in the full fiscal year 2023, and up from $9.7 million generated in the full fiscal year 2022. The International segment illustrates the benefits of leveraging our Hub and Spoke model as the most efficient way to grow the business, as shown by the consistent Sales per Hub and higher Adjusted EBITDA margins despite elevated commodity costs and macroeconomic conditions. In the U.S. segment, we had Sales per Hub of $4.9 million, consistent with the $4.9 million generated in the full fiscal year 2023 and up from $4.5 million generated in the full fiscal year 2022. In the U.S. we continue our efforts to increase the number of quality DFD Doors served by our Hubs as we make progress toward optimizing the segment to look more like our International segment. As we further extend the Hub and Spoke model into existing and new markets around the world, we expect to see our Sales per Hub continue to grow.

Results of Operations
The following comparisons are historical results and are not indicative of future results, which could differ materially from the historical financial information presented.
Quarter ended September 29, 2024 compared to the Quarter ended October 1, 2023
The following table presents our unaudited condensed consolidated results of operations for the quarter ended September 29, 2024 and the quarter ended October 1, 2023:

	Quarter Ended
	September 29, 2024		October 1, 2023		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$370,662	97.6%	$398,745	97.9%	$(28,083)	-7.0%
Royalties and other revenues	9,205	2.4%	8,622	2.1%	583	6.8%
Total net revenues	379,867	100.0%	407,367	100.0%	(27,500)	-6.8%
Product and distribution costs	95,840	25.2%	101,353	24.9%	(5,513)	-5.4%
Operating expenses	192,027	50.6%	195,380	48.0%	(3,353)	-1.7%
Selling, general and administrative expense	71,110	18.7%	68,305	16.8%	2,805	4.1%
Marketing expenses	10,680	2.8%	12,478	3.1%	(1,798)	-14.4%
Pre-opening costs	619	0.2%	1,059	0.3%	(440)	-41.5%
Other income, net	(5,781)	-1.5%	(1,102)	-0.3%	(4,679)	-424.6%
Depreciation and amortization expense	31,376	8.3%	32,007	7.9%	(631)	-2.0%
Operating loss	(16,004)	-4.2%	(2,113)	-0.5%	(13,891)	-657.4%
Interest expense, net	16,280	4.3%	12,807	3.1%	3,473	27.1%
Gain on divestiture of Insomnia Cookies	(87,128)	-22.9%	—	—%	(87,128)	-100.0%
Other non-operating (income)/expense, net	(407)	-0.1%	971	0.2%	(1,378)	-141.9%
Income/(loss) before income taxes	55,251	14.5%	(15,891)	-3.9%	71,142	447.7%
Income tax expense	17,679	4.7%	24,367	6.0%	(6,688)	-27.4%
Net income/(loss)	37,572	9.9%	(40,258)	-9.9%	77,830	193.3%
Net (loss)/income attributable to noncontrolling interest	(1,991)	-0.5%	199	—%	(2,190)	-1,100.5%
Net income/(loss) attributable to Krispy Kreme, Inc.	$39,563	10.4%	$(40,457)	-9.9%	$80,020	197.8%

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the quarter ended September 29, 2024 compared to the quarter ended October 1, 2023:

(in thousands, except percentages)	U.S.	International	Market Development	Total Company
Total net revenues in third quarter of fiscal 2024	$228,376	$130,697	$20,794	$379,867
Total net revenues in third quarter of fiscal 2023	260,177	126,077	21,113	407,367
Total Net Revenues Growth	(31,801)	4,620	(319)	(27,500)
Total Net Revenues Growth %	-12.2%	3.7%	-1.5%	-6.8%
Less: Impact of Insomnia Cookies divestiture	(43,531)	—	—	(43,531)
Adjusted net revenues in third quarter of fiscal 2023	216,646	126,077	21,113	363,836
Adjusted net revenue growth	11,730	4,620	(319)	16,031
Impact of acquisitions	(6,228)	(1,108)	2,127	(5,209)
Impact of foreign currency translation	—	1,770	—	1,770
Organic Revenue Growth	$5,502	$5,282	$1,808	$12,592
Organic Revenue Growth %	2.5%	4.2%	8.6%	3.5%
Total net revenue declined $27.5 million, or approximately 6.8%, primarily due to the $43.5 million reduction associated with the divestiture of Insomnia Cookies in July 2024, partially offset by $5.2 million from shops acquired in the third quarter of fiscal 2024. Organic revenue growth of $12.6 million, or approximately 3.5%, was driven by the continued and successful execution of our omni-channel growth strategy globally, high impact brand activations, and product premiumization efforts. We have continued to increase availability through 2,417, or 18.0%, additional Global Points of Access, primarily including new capital-light DFD Doors, and via digital channels. Additionally, we have continued to take pricing actions to offset cost inflation, with average pricing increasing approximately 4%, partially offset by transaction volume declines from the third quarter of fiscal 2023 to the third quarter of fiscal 2024.
Our U.S. segment net revenue declined $31.8 million, or approximately 12.2%, primarily due to the $43.5 million reduction associated with the divestiture of Insomnia Cookies in July 2024, partially offset by $6.2 million from shops acquired in the third quarter of fiscal 2024. Organic revenue increased $5.5 million, or approximately 2.5%, from the third quarter of fiscal 2023 to the third quarter of fiscal 2024, driven by Points of Access growth of 969, or 13.7%, compared to the third quarter of fiscal 2023 and growth in Krispy Kreme branded digital channel revenues of 21%. Our organic growth has been supplemented by effective pricing increases with average pricing increasing approximately 4% from the third quarter of fiscal 2023 to the third quarter of fiscal 2024, leading to an increase in the average transaction size, but partially offset by transaction volume declines.
Our International segment net revenue grew $4.6 million, or approximately 3.7%, from the third quarter of fiscal 2023 to the third quarter of fiscal 2024, in spite of foreign currency translation impacts of $1.8 million primarily from a weaker Mexican peso. International organic revenue grew $5.3 million, or approximately 4.2%, from the third quarter of fiscal 2023 to the third quarter of fiscal 2024, driven primarily by increased pricing of approximately 4% and Points of Access growth of 1,312, or 31.8%, compared to the third quarter of fiscal 2023. International organic revenue growth was partially offset by lower transaction volume compared to last year, particularly in the U.K.
Our Market Development segment net revenue declined $0.3 million, or approximately 1.5%, due to the $2.1 million impact of franchise acquisitions in the third quarter of fiscal 2024. Market Development organic revenue grew $1.8 million, or approximately 8.6%, from the third quarter of fiscal 2023 to the third quarter of fiscal 2024 due to the continued expansion of our international franchise business.
Product and distribution costs (exclusive of depreciation and amortization): Product and distribution costs decreased $5.5 million, or 5.4%, from the third quarter of fiscal 2023 to the third quarter of fiscal 2024, largely in line with and attributable to the same factors as our revenue decline. As a percentage of revenue, product and distribution costs increased by approximately 30 basis points from 24.9% in the third quarter of fiscal 2023 to 25.2% in the third quarter of fiscal 2024, primarily due to sales mix shift, increased DFD returns, and impacts from increased discounting.

Operating expenses: Operating expenses decreased $3.4 million, or 1.7%, from the third quarter of fiscal 2023 to the third quarter of fiscal 2024, driven mainly by a $21.2 million impact from the divestiture of Insomnia Cookies partially offset by increases of $17.8 million in operating expenses for the global Krispy Kreme brand. Operating expenses as a percentage of revenue increased by approximately 260 basis points, from 48.0% in the third quarter of fiscal 2023 to 50.6% in the third quarter of fiscal 2024, primarily due to the impact of discounting and lower transaction volumes on operating leverage.
Selling, general and administrative expense: Selling, general and administrative (“SG&A”) expense increased $2.8 million, or 4.1%, from the third quarter of fiscal 2023 to the third quarter of fiscal 2024. As a percentage of revenue, SG&A expense increased approximately 190 basis points, from 16.8% in the third quarter of fiscal 2023 to 18.7% in the third quarter of fiscal 2024, primarily driven by $11.3 million related to preparing for and executing the divestiture of Insomnia Cookies (including share-based compensation expenses), partially offset by cost control initiatives and lower employee cash incentive compensation by $3.6 million in the third quarter of fiscal 2024.
Other income, net: Other income, net of $5.8 million in the third quarter of fiscal 2024 was driven by a gain of $5.6 million related to the remeasurement of equity method investments to fair value immediately prior to the acquisition of Krispy Kreme shops referenced in Note 2, Acquisitions and Divestitures to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. Other income, net of $1.1 million in the third quarter of fiscal 2023 was primarily driven by business interruption insurance recoveries for the Krispy Kreme U.S. business.
Depreciation and amortization expense: Depreciation and amortization expense decreased $0.6 million, or 2.0%, from the third quarter of fiscal 2023 to the third quarter of fiscal 2024. As a percentage of revenue, depreciation and amortization expense increased approximately 40 basis points, from 7.9% in the third quarter of fiscal 2023 to 8.3% in the third quarter of fiscal 2024, primarily driven by higher capital spend and assets placed into service to support the Hub and Spoke model evolution, including preparing for the acceleration of our U.S. national DFD rollout discussed in “Significant Events and Transactions” above.
Interest expense, net: Interest expense, net increased $3.5 million, or 27.1%, from the third quarter of fiscal 2023 to the third quarter of fiscal 2024. The increase primarily relates to a $3.0 million impact from the maturity of our prior interest rate swap agreements in the second quarter of fiscal 2024. We have entered into a cumulative $500.0 million notional new interest rate swap agreements as of the end of the third quarter of fiscal 2024, which will mature in March 2028. Refer to Note 7, Derivative Instruments to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
Gain on divestiture of Insomnia Cookies: In the third quarter of fiscal 2024, we entered into an agreement to sell our controlling interest in Insomnia Cookies in exchange for cash proceeds. Following the transaction, we owned approximately 34.7% of Insomnia Cookies and lost the ability to exercise control. Accordingly, we deconsolidated Insomnia Cookies and recorded a gain on divestiture of $87.1 million. Refer to Note 2, Acquisitions and Divestitures to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
Income tax expense: Income tax expense was $17.7 million in the third quarter of fiscal 2024 compared to $24.4 million in the third quarter of fiscal 2023. The decrease of $6.7 million was primarily driven by lower pre-tax results compared to the third quarter of fiscal 2023, offset by the tax impact of the gain on the divestiture of Insomnia Cookies.
Net (loss)/income attributable to noncontrolling interest: Net loss attributable to noncontrolling interest was $2.0 million in the third quarter of fiscal 2024, while net income attributable to noncontrolling interest was $0.2 million in the third quarter of fiscal 2023. The fluctuation of $2.2 million was driven by losses allocated to certain consolidated subsidiaries, particularly WKS Krispy Kreme.

Results of Operations by Segment – Quarter ended September 29, 2024 compared to the Quarter ended October 1, 2023
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Quarter Ended		Change
(in thousands, except percentages)	September 29, 2024	October 1, 2023	$	%
U.S.	$13,922	$22,258	$(8,336)	-37.5%
International	22,779	24,961	(2,182)	-8.7%
Market Development	11,271	9,816	1,455	14.8%
Corporate	(13,273)	(13,294)	21	0.2%
Total Adjusted EBITDA (1)	$34,699	$43,741	$(9,042)	-20.7%
(1)    Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net income.
U.S. segment Adjusted EBITDA decreased $8.3 million, or 37.5%, with margin decline of 250 basis points to 6.1% in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023, primarily driven by a decline in operating leverage, incremental vehicle accident claims costs of $2.8 million, and certain McDonald’s start-up costs, partially offset by pricing and productivity benefits from Hub and Spoke expansion.
International segment Adjusted EBITDA decreased $2.2 million, or 8.7%, with margin decline of 240 basis points to 17.4% in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023, as lower transaction volumes continued to impact operating leverage for the International equity markets. International Adjusted EBITDA margin improved 10 basis points compared to the second quarter of fiscal 2024 as actions taken to reduce costs delivered improved sequential results.
Market Development segment Adjusted EBITDA increased $1.5 million, or 14.8%, with margin expansion of 770 basis points to 54.2% in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023, driven mainly by savings in SG&A and marketing costs, and the continued expansion of our international franchise business.

Three Quarters ended September 29, 2024 compared to the Three Quarters ended October 1, 2023
The following table presents our unaudited condensed consolidated results of operations for the three quarters ended September 29, 2024 and the three quarters ended October 1, 2023:

	Three Quarters Ended
	September 29, 2024		October 1, 2023		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$1,233,585	97.8%	$1,209,767	97.9%	$23,818	2.0%
Royalties and other revenues	27,789	2.2%	25,432	2.1%	2,357	9.3%
Total net revenues	1,261,374	100.0%	1,235,199	100.0%	26,175	2.1%
Product and distribution costs	310,701	24.6%	330,292	26.7%	(19,591)	-5.9%
Operating expenses	609,726	48.3%	575,953	46.6%	33,773	5.9%
Selling, general and administrative expense	207,150	16.4%	192,355	15.6%	14,795	7.7%
Marketing expenses	35,211	2.8%	32,101	2.6%	3,110	9.7%
Pre-opening costs	2,691	0.2%	2,927	0.2%	(236)	-8.1%
Other income, net	(6,430)	-0.5%	(6,051)	-0.5%	(379)	-6.3%
Depreciation and amortization expense	99,562	7.9%	89,142	7.2%	10,420	11.7%
Operating income	2,763	0.2%	18,480	1.5%	(15,717)	-85.0%
Interest expense, net	44,468	3.5%	36,858	3.0%	7,610	20.6%
Gain on divestiture of Insomnia Cookies	(87,128)	-6.9%	—	—%	(87,128)	-100.0%
Other non-operating expense, net	1,115	0.1%	3,031	0.2%	(1,916)	-63.2%
Income/(loss) before income taxes	44,308	3.5%	(21,409)	-1.7%	65,717	307.0%
Income tax expense	18,330	1.5%	17,121	1.4%	1,209	7.1%
Net income/(loss)	25,978	2.1%	(38,530)	-3.1%	64,508	167.4%
Net income attributable to noncontrolling interest	440	—%	2,005	0.2%	(1,565)	-78.1%
Net income/(loss) attributable to Krispy Kreme, Inc.	$25,538	2.0%	$(40,535)	-3.3%	$66,073	163.0%

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the three quarters ended September 29, 2024 compared to the three quarters ended October 1, 2023:

(in thousands, except percentages)	U.S.	International	Market Development	Total Company
Total net revenues in first three quarters of fiscal 2024	$813,615	$380,716	$67,043	$1,261,374
Total net revenues in first three quarters of fiscal 2023	808,938	358,653	67,608	1,235,199
Total Net Revenues Growth	4,677	22,063	(565)	26,175
Total Net Revenues Growth %	0.6%	6.2%	-0.8%	2.1%
Less: Impact of shop optimization program closures	(463)	—	—	(463)
Less: Impact of Branded Sweet Treats exit	(5,853)	—	—	(5,853)
Less: Impact of Insomnia Cookies divestiture	(43,531)	—	—	(43,531)
Adjusted net revenues in first three quarters of fiscal 2023	759,091	358,653	67,608	1,185,352
Adjusted net revenue growth	54,524	22,063	(565)	76,022
Impact of acquisitions	(6,228)	(1,108)	2,127	(5,209)
Impact of foreign currency translation	—	1,338	—	1,338
Organic Revenue Growth	$48,296	$22,293	$1,562	$72,151
Organic Revenue Growth %	6.4%	6.2%	2.3%	6.1%
Total net revenue growth of $26.2 million, or approximately 2.1%, and organic revenue growth of $72.2 million, or approximately 6.1%, was driven by the continued and successful execution of our growth strategy deploying our omni-channel approach globally. We have continued to increase availability through 2,417 additional Global Points of Access, including 2,483 new capital-light DFD Doors, and via digital channels. Additionally, we have continued to take pricing actions to offset cost inflation, with average pricing increasing approximately 6%, partially offset by transaction volume declines from the first three quarters of fiscal 2023 to the first three quarters of fiscal 2024.
Our U.S. segment net revenue grew $4.7 million, or approximately 0.6%, and organic revenue increased $48.3 million, or approximately 6.4%, from the first three quarters of fiscal 2023 to the first three quarters of fiscal 2024. Growth was driven primarily by 969 additional Points of Access compared to the first three quarters of fiscal 2023 and growth in Krispy Kreme branded digital channel revenues of 26%. Our organic growth has been supplemented by effective pricing increases with average pricing increasing approximately 7% from the first three quarters of fiscal 2023 to the first three quarters of fiscal 2024, leading to an increase in the average transaction size, but partially offset by transaction volume declines.
Our International segment net revenue grew $22.1 million, or approximately 6.2%, from the first three quarters of fiscal 2023 to the first three quarters of fiscal 2024, in spite of foreign currency translation impacts of $1.3 million. International organic revenue grew $22.3 million, or approximately 6.2%, from the first three quarters of fiscal 2023 to the first three quarters of fiscal 2024, driven primarily by increased pricing of approximately 5% and Points of Access growth of 1,312 compared to the first three quarters of fiscal 2023. International organic revenue growth was partially offset by the lower transaction volume compared to last year.
Our Market Development segment net revenue declined $0.6 million, or approximately 0.8%, due to the $2.1 million impact of acquisitions in the third quarter of fiscal 2024. Market Development organic revenue grew $1.6 million, or approximately 2.3%, from the first three quarters of fiscal 2023 to the first three quarters of fiscal 2024 due to the continued expansion of our international franchise business.
Product and distribution costs (exclusive of depreciation and amortization): Product and distribution costs decreased $19.6 million, or 5.9%, from the first three quarters of fiscal 2023 to the first three quarters of fiscal 2024. As a percentage of revenue, product and distribution costs decreased by approximately 210 basis points from 26.7% in the first three quarters of fiscal 2023 to 24.6% in the first three quarters of fiscal 2024, primarily due to benefits from pricing actions taken to offset materials cost inflation of approximately 4%. Additionally, we benefited from the exit of the lower-margin Branded Sweet Treats business, and lapping the related $10.4 million inventory write-offs and employee severance expenses incurred during the first three quarters of fiscal 2023.

Operating expenses: Operating expenses increased $33.8 million, or 5.9%, from the first three quarters of fiscal 2023 to the first three quarters of fiscal 2024, driven mainly by labor cost inflation of approximately 5% and investments to support growth, with shop and delivery labor expenses increasing $20.8 million. Operating expenses as a percentage of revenue increased approximately 170 basis points, from 46.6% in the first three quarters of fiscal 2023 to 48.3% in the first three quarters of fiscal 2024, primarily due to the impact of lower transaction volumes on operating leverage. This has been partially offset by efficiency benefits from Hub and Spoke expansion.
Selling, general and administrative expense: SG&A expense increased $14.8 million, or 7.7%, from the first three quarters of fiscal 2023 to the first three quarters of fiscal 2024. As a percentage of revenue, SG&A expense increased approximately 80 basis points, from 15.6% in the first three quarters of fiscal 2023 to 16.4% in the first three quarters of fiscal 2024, primarily driven by $14.2 million related to preparing for and executing the divestiture of Insomnia Cookies (including share-based compensation expenses), partially offset by lower employee cash incentive compensation by $7.6 million and cost control initiatives in the first three quarters of fiscal 2024.
Other income, net: Other income, net of $6.4 million in the first three quarters of fiscal 2024 was driven by a gain of $5.6 million related to the remeasurement of equity method investments to fair value immediately prior to the acquisition of Krispy Kreme shops referenced in Note 2, Acquisitions and Divestitures to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. Other income, net of $6.1 million in the first three quarters of fiscal 2023 was primarily driven by a gain on a sale-leaseback transaction of $9.6 million, partially offset by property, plant and equipment impairments associated with the exit of the Branded Sweet Treats business.
Depreciation and amortization expense: Depreciation and amortization expense increased $10.4 million, or 11.7%, from the first three quarters of fiscal 2023 to the first three quarters of fiscal 2024. As a percentage of revenue, depreciation and amortization expense increased approximately 70 basis points, from 7.2% in the first three quarters of fiscal 2023 to 7.9% in the first three quarters of fiscal 2024, primarily driven by higher capital spend and assets placed into service to support the Hub and Spoke model evolution, including preparing for the acceleration of our U.S. national DFD rollout discussed in “Significant Events and Transactions” above.
Interest expense, net: Interest expense, net increased $7.6 million, or 20.6%, from the first three quarters of fiscal 2023 to the first three quarters of fiscal 2024. The increase was primarily driven by a higher average debt balance in the first three quarters of fiscal 2024 and also includes a $3.0 million impact from the maturity of our prior interest rate swap agreements in the second quarter of fiscal 2024. We have entered into a cumulative $500.0 million notional new interest rate swap agreements as of the end of the third quarter of fiscal 2024, which will mature in March 2028.
Gain on divestiture of Insomnia Cookies: In the third quarter of fiscal 2024, we entered into an agreement to sell our controlling interest in Insomnia Cookies in exchange for cash proceeds. Following the transaction, we owned approximately 34.7% of Insomnia Cookies and lost the ability to exercise control. Accordingly, we deconsolidated Insomnia Cookies and recorded a gain on divestiture of $87.1 million. Refer to Note 2, Acquisitions and Divestitures to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
Income tax expense: Income tax expense was $18.3 million in the first three quarters of fiscal 2024, while income tax expense was $17.1 million in the first three quarters of fiscal 2023. The fluctuation of $1.2 million from the first three quarters of fiscal 2023 to the first three quarters of fiscal 2024 was primarily driven by lower pre-tax results compared to the first three quarters of fiscal 2023, offset by the tax impact of the gain on the divestiture of Insomnia Cookies.

Results of Operations by Segment – Three Quarters ended September 29, 2024 compared to the Three Quarters ended October 1, 2023
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Three Quarters Ended		Change
(in thousands, except percentages)	September 29, 2024	October 1, 2023	$	%
U.S.	$89,206	$88,878	$328	0.4%
International	64,970	68,645	(3,675)	-5.4%
Market Development	36,046	31,862	4,184	13.1%
Corporate	(42,609)	(41,902)	(707)	-1.7%
Total Adjusted EBITDA (1)	$147,613	$147,483	$130	0.1%
(1)    Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net income.
U.S. segment Adjusted EBITDA increased $0.3 million, or 0.4%, with margin flat at 11.0% in the first three quarters of fiscal 2024 compared to the first three quarters of fiscal 2023, as benefits from lapping the exited Branded Sweet Treats business, productivity benefits from Hub and Spoke expansion, and lower employee cash incentive compensation were offset by impacts from lower transaction volume on operating leverage and incremental vehicle accident claims costs.
International segment Adjusted EBITDA decreased $3.7 million, or 5.4%, with margin decline of 200 basis points to 17.1% in the first three quarters of fiscal 2024 compared to the first three quarters of fiscal 2023, as lower transaction volume continued to impact operating leverage for the International equity markets.
Market Development segment Adjusted EBITDA increased $4.2 million, or 13.1%, with margin expansion of 670 basis points to 53.8% in the first three quarters of fiscal 2024 compared to the first three quarters of fiscal 2023, driven mainly by savings in SG&A and the continued expansion of our international franchise business.

Capital Resources and Liquidity
Our principal sources of liquidity to date have included cash from operating activities, cash on hand, amounts available under our credit facility, vendor financing including our SCF programs and structured payables programs, and proceeds from the divestiture of Insomnia Cookies. Our primary use of liquidity is to fund the cash requirements of our business operations, including working capital needs, capital expenditures, acquisitions, and other commitments.
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
As of September 29, 2024, the principal amount outstanding under our 2023 Facility was $798.8 million. The decrease from the 2023 Facility balance as of December 31, 2023 was driven by our use of a portion of the proceeds from the divestiture of Insomnia Cookies to pay down outstanding balances associated with the 2023 Facility. Refer to Note 9, Long-Term Debt to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
We had cash and cash equivalents of $25.4 million and $38.2 million as of September 29, 2024 and December 31, 2023, respectively. We believe that our existing cash and cash equivalents and available borrowing capacity under our credit facilities will be sufficient to fund our operating and capital needs for at least the next twelve months. Our assessment of the period of time through which our financial resources will be adequate to support our operations could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending on business acquisitions, the growth of our presence in new markets, and the expansion of our omni-channel model in existing markets. We may enter into arrangements in the future to acquire or invest in complementary businesses, services, and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.

Cash Flows
We typically generate cash from operations and have substantial credit availability and capacity to fund operating and discretionary spending such as capital expenditures and debt repayments. Our requirement for working capital is not significant because our consumers pay us in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the vendor of such items. The following table and discussion present, for the periods indicated, a summary of our key cash flows from operating, investing, and financing activities:

	Three Quarters Ended
(in thousands)	September 29, 2024	October 1, 2023
Net cash provided by operating activities	$18,787	$44,032
Net cash provided by/(used for) investing activities	44,745	(78,358)
Net cash (used for)/provided by financing activities	(77,348)	27,533
Operating Activities
Cash provided by operations totaled $18.8 million for the first three quarters of fiscal 2024, a decrease of $25.2 million compared with the first three quarters of fiscal 2023. This decrease was primarily due to less operating income generated in the first three quarters of fiscal 2024 compared to the first three quarters of fiscal 2023, as well as our receipt of $7.7 million cash proceeds from the settlement of interest rate swap derivative contracts in the first three quarters of fiscal 2023 discussed in Note 7, Derivative Instruments to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Investing Activities
Cash provided by investing activities totaled $44.7 million for the first three quarters of fiscal 2024, a fluctuation of $123.1 million compared with the first three quarters of fiscal 2023. The cash provided by investing activities was primarily due to the receipt of net proceeds of $117.6 million from the divestiture of Insomnia Cookies and an additional $45.0 million from the repayment of an intercompany loan due from Insomnia Cookies in the first three quarters of fiscal 2024. These proceeds were partially offset by our use of $26.6 million cash for the acquisition of franchised shops in the first three quarters of fiscal 2024, discussed in Note 2, Acquisitions and Divestitures to the Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q.
We expect to incur additional capital expenditures related to our accelerated U.S. expansion, including via QSR channels such as the McDonald’s U.S. national rollout discussed in “Significant Events and Transactions” above. We plan to support much of this expansion using existing capacity, and do not expect a significant increase in capital expenditures as a percentage of revenues in fiscal 2024. While we do expect U.S. capital expenditures as a percentage of revenues to increase in fiscal 2025 and 2026 associated with acceleration of the overall U.S. business expansion, these capital expenditures support the overall DFD and retail channels and are not directly attributable to, or required by, the agreement with McDonald’s. We are not subject to capital expenditure commitments or obligations specific to the relationship with McDonald’s.
Financing Activities
Cash used for financing activities totaled $77.3 million for the first three quarters of fiscal 2024, a fluctuation of $104.9 million compared with the first three quarters of fiscal 2023. The cash used for financing activities was primarily driven by the pay down of long term debt balances with a portion of the net proceeds received from the divestiture of Insomnia Cookies.
Proceeds from our structured payables resulted in a net $48.7 million change in cash flows (net proceeds from structured payables of $34.2 million in the first three quarters of fiscal 2024 compared to net payments on structured payables of $14.5 million in the first three quarters of fiscal 2023). The proceeds from structured payables in the first three quarters of fiscal 2024 primarily related to our purchase of all shares held by the noncontrolling interest holders in consolidated subsidiary Awesome Doughnut. Refer to Note 8, Vendor Finance Programs to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.

Debt
Our long-term debt obligations consist of the following:

(in thousands)	September 29, 2024	December 31, 2023
2023 Facility — term loan	$656,250	$682,500
2023 Facility — revolving credit facility	142,500	155,000
Short-term lines of credit	2,500	11,000
Less: Debt issuance costs	(3,584)	(4,371)
Finance lease obligations	54,549	47,117
Total long-term debt	852,215	891,246
Less: Current portion of long-term debt	(47,577)	(54,631)
Long-term debt, less current portion	$804,638	$836,615
2023 Secured Credit Facility
The 2023 Facility consists of a $300.0 million senior secured revolving credit facility and a term loan with an original principal amount of $700.0 million. Refer to Note 9, Long-Term Debt to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
Under the terms of the 2023 Facility, we are subject to a requirement to maintain a leverage ratio of less than 5.00 to 1.00 as of the end of each quarterly Test Period (as defined in the 2023 Facility) through maturity in March 2028. The leverage ratio under the 2023 Facility is defined as the ratio of (a) Total Indebtedness (as defined in the 2023 Facility, which includes all debt and finance lease obligations) minus unrestricted cash and cash equivalents to (b) a defined calculation of Adjusted EBITDA (2023 Facility Adjusted EBITDA) for the most recently ended Test Period. Our leverage ratio was 3.51 to 1.00 as of the end of the third quarter of fiscal 2024 compared to 3.48 to 1.00 as of the end of fiscal 2023.
We were in compliance with the financial covenants related to the 2023 Facility as of September 29, 2024 and expect to remain in compliance over the next 12 months. If we are unable to meet the 2023 Facility financial or other covenants in future periods, it may negatively impact our liquidity by limiting our ability to draw on the revolving credit facility, could result in the lenders accelerating the maturity of such indebtedness and foreclosing upon the collateral pledged thereunder, and could require the replacement of the 2023 Facility with new sources of financing, which there is no guaranty we could secure.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Effects of Changing Prices – Inflation
We are exposed to the effects of commodity price fluctuations in the cost of ingredients of our products, of which flour, sugar, and shortening are the most significant. During the third quarter of fiscal 2024, we have continued to experience headwinds from commodity inflation globally. We have undertaken efforts to effectively manage inflationary cost increases through rapid inventory turnover and reduced inventory waste, increased focus on resiliency of our supply chains, and an ability to adjust pricing of our products. Additionally, from time to time we may enter into forward contracts for supply through our vendors for raw materials which are ingredients of our products or which are components of such ingredients, including wheat, sugar, and soybean oil.
We are also exposed to the effects of commodity price fluctuations in the cost of gasoline used by our delivery vehicles. To mitigate the risk of fluctuations in the price of our fuel purchases, we may directly purchase commodity futures contracts.
Interest Rate Risk
We are exposed to changes in interest rates on any borrowings under our debt facilities, which bear interest based on the one-month SOFR (with a floor of zero). Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in SOFR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps on $500.0 million notional of our $801.3 million of outstanding debt under the 2023 Facility and short-term lines of credit as of September 29, 2024, which we account for as cash flow hedges. The interest rate swap agreements are scheduled to mature in March 2028. Based on the $301.3 million of unhedged outstanding as of September 29, 2024, a 100 basis point increase or decrease in the one-month SOFR would result in a $3.0 million increase or decrease, respectively, in interest expense for a 12-month period, based on the daily average of the one-month SOFR for the quarter ended September 29, 2024
Foreign Currency Risk
We are exposed to foreign currency translation risk on the operations of our subsidiaries that have functional currencies other than the U.S. dollar, whose revenues accounted for approximately 30% of our total net revenues through the three quarters ended September 29, 2024. A substantial majority of these revenues, or approximately $380.7 million through the three quarters ended September 29, 2024, were attributable to subsidiaries whose functional currencies are the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen. A 10% increase or decrease in the average exchange rate of the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen against the U.S. dollar would have resulted in a decrease or increase of approximately $38.1 million in our total net revenues for the three quarters ended September 29, 2024.
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
As of September 29, 2024, we completed an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
There were no changes during the fiscal quarter ended September 29, 2024 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

10.1
Unit Purchase Agreement, dated July 17, 2024, among Insomnia Cookies Holdings, LLC, Mistral Sleepless Holdings, LLC, and Verlinvest Cookies Holdings, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File number 001-40573, filed on August 8, 2024, and incorporated by reference herein).

10.2
Letter agreement, dated July 17, 2024, between Insomnia Cookies Holdings, LLC, Krispy Kreme Doughnut Corporation and Joshua Charlesworth (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, File number 001-40573, filed on August 8, 2024, and incorporated by reference herein).

10.3
Letter agreement, dated July 17, 2024, between Insomnia Cookies Holdings, LLC, Krispy Kreme Doughnut Corporation and Michael Tattersfield (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, File number 001-40573, filed on August 8, 2024, and incorporated by reference herein).

10.4
Letter agreement, dated July 17, 2024, between Krispy Kreme Doughnut Corporation and Matthew Spanjers (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, File number 001-40573, filed on August 8, 2024, and incorporated by reference herein).

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income/(Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Charlotte, North Carolina on November 7, 2024.

Krispy Kreme, Inc.

By:	/s/ Jeremiah Ashukian
Name:	Jeremiah Ashukian
Title:	Chief Financial Officer