Form 10-Q
period 2025-03-30
Krispy Kreme, Inc.
filed 2025-05-08
CIK 1857154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025

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

The registrant had outstanding 170.8 million shares of common stock as of May 2, 2025.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Krispy Kreme, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Quarter Ended
	March 30, 2025 (13 weeks)	March 31, 2024 (13 weeks)
Net revenues
Product sales	$366,479	$433,512
Royalties and other revenues	8,705	9,186
Total net revenues	375,184	442,698
Product and distribution costs	90,736	107,015
Operating expenses	198,843	205,195
Selling, general and administrative expense	59,405	71,574
Marketing expenses	10,239	12,115
Pre-opening costs	929	1,105
Other expenses, net	1,400	200
Depreciation and amortization expense	33,901	33,586
Operating (loss)/income	(20,269)	11,908
Interest expense, net	16,196	13,736
Other non-operating (income)/expense, net	(393)	573
Loss before income taxes	(36,072)	(2,401)
Income tax (benefit)/expense	(2,667)	4,262
Net loss	(33,405)	(6,663)
Net (loss)/income attributable to noncontrolling interest	(121)	1,871
Net loss attributable to Krispy Kreme, Inc.	$(33,284)	$(8,534)
Net loss per share:
Common stock — Basic	$(0.20)	$(0.05)
Common stock — Diluted	$(0.20)	$(0.05)
Weighted average shares outstanding:
Basic	170,291	168,685
Diluted	170,291	168,685
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Comprehensive (Loss)/Income (Unaudited)
(in thousands)

	Quarter Ended
	March 30, 2025 (13 weeks)	March 31, 2024 (13 weeks)
Net loss	$(33,405)	$(6,663)
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustment	8,486	(6,069)
Unrealized loss on cash flow hedges, net of income taxes (1)	(4,567)	(2,684)
Total other comprehensive income/(loss)	3,919	(8,753)
Comprehensive loss	(29,486)	(15,416)
Net (loss)/income attributable to noncontrolling interest	(121)	1,871
Foreign currency translation adjustment attributable to noncontrolling interest	73	(299)
Total comprehensive (loss)/income attributable to noncontrolling interest	(48)	1,572
Comprehensive loss attributable to Krispy Kreme, Inc.	$(29,438)	$(16,988)
(1)Net of income tax benefit of $1.5 million and $0.9 million for the quarters ended March 30, 2025 and March 31, 2024, respectively.
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	(Unaudited) March 30, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$18,722	$28,962
Restricted cash	445	353
Accounts receivable, net	69,315	67,722
Inventories	31,524	28,133
Taxes receivable	16,927	16,155
Prepaid expense and other current assets	21,053	31,615
Total current assets	157,986	172,940
Property and equipment, net	539,014	511,139
Goodwill	1,052,636	1,047,581
Other intangible assets, net	813,869	819,934
Operating lease right of use asset, net	416,065	409,869
Investments in unconsolidated entities	90,774	91,070
Other assets	18,979	19,497
Total assets	$3,089,323	$3,072,030
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$54,629	$56,356
Current operating lease liabilities	50,895	46,620
Accounts payable	117,181	123,316
Accrued liabilities	115,025	124,212
Structured payables	111,726	135,668
Total current liabilities	449,456	486,172
Long-term debt, less current portion	934,967	844,547
Noncurrent operating lease liabilities	410,219	405,366
Deferred income taxes, net	118,992	130,745
Other long-term obligations and deferred credits	44,272	40,768
Total liabilities	1,957,906	1,907,598
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 300,000 shares authorized as of both March 30, 2025 and December 29, 2024; 170,300 and 170,060 shares issued and outstanding as of March 30, 2025 and December 29, 2024, respectively	1,703	1,701
Additional paid-in capital	1,468,883	1,466,508
Shareholder note receivable	(1,782)	(1,906)
Accumulated other comprehensive loss, net of income tax	(28,282)	(32,128)
Retained deficit	(338,891)	(299,638)
Total shareholders’ equity attributable to Krispy Kreme, Inc.	1,101,631	1,134,537
Noncontrolling interest	29,786	29,895
Total shareholders’ equity	1,131,417	1,164,432
Total liabilities and shareholders’ equity	$3,089,323	$3,072,030
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained Deficit	Noncontrolling Interest	Total
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized Income/(Loss) on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at December 29, 2024	170,060	$1,701	$1,466,508	$(1,906)	$(32,065)	$270	$(333)	$(299,638)	$29,895	$1,164,432
Net loss for the quarter ended March 30, 2025	—	—	—	—	—	—	—	(33,284)	(121)	(33,405)
Other comprehensive income/(loss) for the quarter ended March 30, 2025 before reclassifications	—	—	—	—	8,413	(4,280)	—	—	73	4,206
Reclassification from AOCI	—	—	—	—	—	(287)	—	—	—	(287)
Share-based compensation	—	—	2,603	—	—	—	—	—	—	2,603
Dividends declared on common stock and equivalents ($0.035 per share) (1)	—	—	—	—	—	—	—	(5,969)	—	(5,969)
Distribution to noncontrolling interest	—	—	(103)	127	—	—	—	—	(60)	(36)
Issuance of common stock upon settlement of RSUs, net of shares withheld	240	2	(125)	—	—	—	—	—	—	(123)
Other	—	—	—	(3)	—	—	—	—	(1)	(4)
Balance at March 30, 2025	170,300	$1,703	$1,468,883	$(1,782)	$(23,652)	$(4,297)	$(333)	$(338,891)	$29,786	$1,131,417
(1)Includes a $0.035 per common share cash dividend declared in the first quarter of fiscal 2025 and paid in the second quarter of fiscal 2025.
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained Deficit	Noncontrolling Interest	Total
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized Income/(Loss) on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at December 31, 2023	168,628	$1,686	$1,443,591	$(3,850)	$1,985	$5,629	$(368)	$(278,990)	$94,100	$1,263,783
Net (loss)/income for the quarter ended March 31, 2024	—	—	—	—	—	—	—	(8,534)	1,871	(6,663)
Other comprehensive (loss)/income for the quarter ended March 31, 2024 before reclassifications	—	—	—	—	(5,770)	367	—	—	(299)	(5,702)
Reclassification from AOCI	—	—	—	—	—	(3,051)	—	—	—	(3,051)
Capital contribution by shareholders, net of loans issued	—	—	—	232	—	—	—	—	—	232
Share-based compensation	—	—	6,986	—	—	—	—	—	—	6,986
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,905)	—	(5,905)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(977)	(977)
Issuance of common stock upon settlement of RSUs, net of shares withheld	103	1	(805)	—	—	—	—	—	—	(804)
Other	—	—	1	(11)	—	—	—	(1)	(1)	(12)
Balance at March 31, 2024	168,731	$1,687	$1,449,773	$(3,629)	$(3,785)	$2,945	$(368)	$(293,430)	$94,694	$1,247,887
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Quarter Ended
	March 30, 2025 (13 weeks)	March 31, 2024 (13 weeks)
CASH FLOWS USED FOR OPERATING ACTIVITIES:
Net loss	$(33,405)	$(6,663)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization expense	33,901	33,586
Deferred and other income taxes	(10,668)	214
Impairment and lease termination charges	162	247
Loss/(gain) on disposal of property and equipment	189	(49)
Share-based compensation	2,603	6,986
Change in accounts and notes receivable allowances	202	113
Inventory write-off	848	411
Amortization related to settlement of interest rate swap derivatives	—	(2,955)
Other	1,225	788
Change in operating assets and liabilities, excluding foreign currency translation adjustments	(15,891)	(50,383)
Net cash used for operating activities	(20,834)	(17,705)
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of property and equipment	(25,897)	(29,064)
Other investing activities	86	19
Net cash used for investing activities	(25,811)	(29,045)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from the issuance of debt	182,500	179,500
Repayment of long-term debt and lease obligations	(115,622)	(132,343)
Proceeds from structured payables	118,908	101,287
Payments on structured payables	(142,868)	(97,416)
Capital contribution by shareholders, net of loans issued	—	232
Distribution to shareholders	(5,961)	(5,902)
Payments for repurchase and retirement of common stock	(123)	(804)
Distribution to noncontrolling interest	(36)	(977)
Net cash provided by financing activities	36,798	43,577
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(301)	(1,829)
Net decrease in cash, cash equivalents and restricted cash	(10,148)	(5,002)
Cash, cash equivalents and restricted cash at beginning of period	29,315	38,614
Cash, cash equivalents and restricted cash at end of period	$19,167	$33,612
Supplemental schedule of non-cash investing and financing activities:
Increase in accrual for property and equipment	$4,812	$3,913
Accrual for distribution to shareholders	(5,960)	(5,905)
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$18,722	$33,132
Restricted cash	445	480
Total cash, cash equivalents and restricted cash	$19,167	$33,612
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, unless otherwise specified)
Note 1 — Description of Business and Summary of Significant Accounting Policies
Description of Business
Krispy Kreme, Inc. (“KKI”) and its subsidiaries (collectively, the “Company” or “Krispy Kreme”) operates through its omni-channel business model to produce doughnuts and deliver fresh doughnut experiences for Doughnut Shops, Delivered Fresh Daily (“DFD”) Doors, and digital channels, expanding consumer access to the Krispy Kreme brand.
The Company has three reportable operating segments: 1) U.S., which includes all Krispy Kreme Company-owned operations in the U.S., and Insomnia Cookies Bakeries globally through the date of deconsolidation; 2) International, which includes all Krispy Kreme Company-owned operations in the U.K., Ireland, Australia, New Zealand, Mexico, Canada, and Japan; and 3) Market Development, which includes franchise operations across the globe. Unallocated corporate costs are excluded from the Company’s measurement of segment performance.
Basis of Presentation and Consolidation
The Company operates and reports financial information on a 52 or 53-week year with the fiscal year ending on the Sunday closest to December 31. The quarters ended March 30, 2025 and March 31, 2024 were both 13-week periods.
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of KKI and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these interim financial statements do not include all information and footnotes required under GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of results of operations, balance sheet, cash flows, and shareholders’ equity for the periods presented. All significant intercompany balances and transactions among KKI and its subsidiaries have been eliminated in consolidation. Investments in entities over which the Company has the ability to exercise significant influence but which it does not control and whose financial statements are not otherwise required to be consolidated, are accounted for using the equity method.
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto as of and for the year ended December 29, 2024, included in the Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet as of December 29, 2024 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations for the quarter ended March 30, 2025 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 28, 2025.
Noncontrolling interest in the Company’s Condensed Consolidated Financial Statements represents the interest in subsidiaries held by joint venture partners and employee shareholders. The joint venture partners hold noncontrolling interests in the Company’s consolidated subsidiaries W.K.S. Krispy Kreme, LLC (“WKS Krispy Kreme”) and Krispy K Canada, Inc. (“KK Canada”). Employee shareholders hold noncontrolling interests in the consolidated subsidiaries Krispy Kreme Holdings Pty Ltd. (“KK Australia”), Krispy Kreme Mexico Holding S.A.P.I. de C.V. (“KK Mexico”), and Krispy Kreme Doughnut Japan Co., Ltd. Since the Company consolidates the financial statements of these subsidiaries, the noncontrolling owners’ share of each subsidiary’s net assets and results of operations are deducted and reported as noncontrolling interest in the Condensed Consolidated Balance Sheets and as net income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and comprehensive income attributable to noncontrolling interest in the Condensed Consolidated Statements of Comprehensive (Loss)/Income.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements for the year ended December 29, 2024 included in the Annual Report on Form 10-K. There have been no material changes to the significant accounting policies during the quarter ended March 30, 2025.

Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU did not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The ASU was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. As such, the Company adopted this ASU in the fiscal year ended December 29, 2024 and the interim period ended March 30, 2025, and has disclosed the required information in Note 15, Segment Reporting. The adoption of this ASU did not impact the financial statements presented herein.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid disclosures. The ASU requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further disaggregated by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state, and foreign and by individual jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity should apply the amendments in this ASU prospectively, with retrospective application permitted. The Company expects this ASU to impact its annual income tax disclosures, but with no impacts to its results of operations, cash flows, and financial condition.
In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires a PBE to disclose in the notes to the financial statements, at each interim and annual reporting period, specified information about certain costs and expenses, including (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities, for each income statement line item that contains those expenses. For PBEs, the ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. An entity may apply the amendments in this ASU prospectively or retrospectively. The Company expects this ASU to impact its expense disclosures, but with no impacts to its results of operations, cash flows, and financial condition.
Note 2 — Inventories
The components of Inventories are as follows:

	March 30, 2025	December 29, 2024
Raw materials	$23,080	$20,698
Work in progress	310	328
Finished goods and purchased merchandise	8,134	7,107
Total inventories	$31,524	$28,133

Note 3 — Goodwill and Other Intangible Assets, net
Goodwill
Changes in the carrying amount of goodwill by reportable segment are as follows:

	U.S.	International	Market Development	Total
Balance as of December 29, 2024	$652,784	$283,018	$111,779	$1,047,581
Adjustments related to deferred taxes	(516)	—	—	(516)
Foreign currency impact	—	5,571	—	5,571
Balance as of March 30, 2025	$652,268	$288,589	$111,779	$1,052,636
Other Intangible Assets, net
Other intangible assets consist of the following:

	March 30, 2025			December 29, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible assets with indefinite lives
Trade names and trademarks	$553,400	$—	$553,400	$553,400	$—	$553,400
Intangible assets with definite lives
Franchise agreements	27,154	(11,377)	15,777	27,154	(11,050)	16,104
Customer relationships	15,000	(7,494)	7,506	15,000	(7,277)	7,723
Reacquired franchise rights (1)	406,520	(169,334)	237,186	402,894	(160,187)	242,707
Total intangible assets with definite lives	448,674	(188,205)	260,469	445,048	(178,514)	266,534
Total intangible assets	$1,002,074	$(188,205)	$813,869	$998,448	$(178,514)	$819,934
(1)Reacquired franchise rights include the impact of foreign currency fluctuations associated with the respective countries.
Amortization expense related to intangible assets included in depreciation and amortization expense was $7.7 million and $7.4 million for the quarters ended March 30, 2025 and March 31, 2024, respectively.

Note 4 — Leases
The Company included the following amounts related to operating and finance lease assets and liabilities within the Condensed Consolidated Balance Sheets:

		As of
		March 30, 2025	December 29, 2024
Assets	Classification
Operating lease	Operating lease right of use asset, net	$416,065	$409,869
Finance lease	Property and equipment, net	88,513	72,221
Total leased assets		$504,578	$482,090
Liabilities
Current
Operating lease	Current operating lease liabilities	$50,895	$46,620
Finance lease	Current portion of long-term debt	19,629	16,356
Noncurrent
Operating lease	Noncurrent operating lease liabilities	410,219	405,366
Finance lease	Long-term debt, less current portion	76,027	63,369
Total leased liabilities		$556,770	$531,711
Lease costs were as follows:

		Quarter Ended
		March 30, 2025	March 31, 2024
Lease cost	Classification
Operating lease cost	Selling, general and administrative expense	$801	$935
Operating lease cost	Operating expenses	22,113	24,023
Short-term lease cost	Operating expenses	1,183	1,085
Variable lease costs	Operating expenses	6,997	7,433
Sublease income	Royalties and other revenues	(84)	(35)
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization expense	$5,296	$2,921
Interest on lease liabilities	Interest expense, net	1,464	877
Supplemental disclosures of cash flow information related to leases were as follows:

	Quarter Ended
	March 30, 2025	March 31, 2024
Other information
Cash paid for leases:
Operating cash flows for operating leases (1)	$32,851	$31,124
Operating cash flows for finance leases	1,458	864
Financing cash flows for finance leases	5,622	2,593
Right of use assets obtained in exchange for new lease liabilities:
Operating leases	$14,924	$13,114
Finance leases	21,363	3,158
(1)Operating cash flows from operating leases include variable rent payments which are not included in the measurement of lease liabilities. Variable rent payments were $7.0 million and $7.4 million for the quarters ended March 30, 2025 and March 31, 2024, respectively.

Note 5 — Fair Value Measurements
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of March 30, 2025 and December 29, 2024:

March 30, 2025
Level 2
Assets:
Commodity derivatives	$89
Total Assets	$89

Liabilities:
Interest rate derivatives	$5,730
Foreign currency derivatives	646
Total Liabilities	$6,376

December 29, 2024
Level 2
Assets:
Interest rate derivatives	$362
Total Assets	$362

Liabilities:
Foreign currency derivatives	$749
Commodity derivatives	6
Total Liabilities	$755
There were no assets or liabilities measured using Level 1 or Level 3 inputs and no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the quarter ended March 30, 2025 and fiscal year ended December 29, 2024. The Company’s derivatives are valued using discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates.

Note 6 — Derivative Instruments
Commodity Price Risk
The Company uses forward contracts to protect against the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar, and shortening are the most significant, and the cost of gasoline used by its delivery vehicles. Management has not designated these forward contracts as hedges. As of March 30, 2025 and December 29, 2024, the total notional amount of commodity derivatives was 1.0 million and 1.5 million gallons of fuel, respectively. They are scheduled to mature between April 2025 and October 2025 and January 2025 and October 2025, respectively. As of both March 30, 2025 and December 29, 2024, the Company recorded balances of less than $0.1 million related to the fair market values of its commodity derivatives. The settlement of commodity derivative contracts is reported in the Condensed Consolidated Statements of Cash Flows as a cash flow from operating activities.
Interest Rate Risk
The Company uses interest rate swaps to manage its exposure to interest rate volatility from its debt arrangements. Management has designated the swap agreements as cash flow hedges and recognized the changes in the fair value of these swaps in other comprehensive income. As of both March 30, 2025 and December 29, 2024, the aggregate notional amount hedged by the swap agreements was $500.0 million of term loan principal. As of March 30, 2025 and December 29, 2024, the Company has recorded a liability of $5.7 million and an asset of $0.4 million, respectively, related to the fair market values of its interest rate derivatives. The cash flows associated with the interest rate swaps are reflected in operating activities in the Condensed Consolidated Statements of Cash Flows, which is consistent with the classification as operating activities of the interest payments on the term loan.
The net effect of the interest rate swap arrangements will be to fix the variable interest rate on the term loan under the 2023 Facility (as defined in Note 8, Long-Term Debt) up to the notional amount outstanding at the rates payable under the swap agreements plus the Applicable Rate (as defined by the 2023 Facility), through the swap maturity dates in March 2028.
Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency exchange rate risk primarily from its investments in consolidated subsidiaries that operate in Canada, the U.K., Ireland, Australia, New Zealand, Mexico, and Japan. In order to mitigate foreign exchange fluctuations, the Company enters into foreign exchange forward contracts. Management has not designated these forward contracts as hedges. As of March 30, 2025 and December 29, 2024, the total notional amount of foreign exchange derivatives was $167.8 million and $152.6 million, respectively. The majority matured in April 2025 and January 2025, respectively. The Company recorded liabilities of $0.6 million and $0.7 million as of March 30, 2025 and December 29, 2024, respectively, related to the fair market values of its foreign exchange derivatives.
Quantitative Summary of Derivative Positions and Their Effect on Results of Operations
The following tables present the fair values of derivative instruments included in the Condensed Consolidated Balance Sheets as of March 30, 2025 and December 29, 2024, for derivatives not designated as hedging instruments and derivatives designated as hedging instruments, respectively. The Company only has cash flow hedges that are designated as hedging instruments.

	Derivatives Fair Value
Derivatives Not Designated as Hedging Instruments	March 30, 2025	December 29, 2024	Balance Sheet Location
Commodity derivatives	$89	$—	Prepaid expense and other current assets
Total Assets	$89	$—
Foreign currency derivatives	$646	$749	Accrued liabilities
Commodity derivatives	—	6	Accrued liabilities
Total Liabilities	$646	$755

	Derivatives Fair Value
Derivatives Designated as Hedging Instruments	March 30, 2025	December 29, 2024	Balance Sheet Location
Interest rate derivatives (current)	$—	$112	Prepaid expense and other current assets
Interest rate derivatives (noncurrent)	—	250	Other assets
Total Assets	$—	$362
Interest rate derivatives (current)	$1,915	$—	Accrued liabilities
Interest rate derivatives (noncurrent)	3,815	—	Other long-term obligations and deferred credits
Total Liabilities	$5,730	$—
The effect of derivative instruments in the Condensed Consolidated Statements of Operations for the quarters ended March 30, 2025 and March 31, 2024 is as follows:

	Derivative Gain Recognized in Income for the Quarter Ended
Derivatives Designated as Hedging Instruments	March 30, 2025	March 31, 2024	Location of Derivative Gain Recognized in Income
Gain on interest rate derivatives	$287	$3,051	Interest expense, net
	$287	$3,051

	Derivative Gain/(Loss) Recognized in Income for the Quarter Ended
Derivatives Not Designated as Hedging Instruments	March 30, 2025	March 31, 2024	Location of Derivative Gain/(Loss) Recognized in Income
Gain/(loss) on foreign currency derivatives	$103	$(254)	Other non-operating (income)/expense, net
Gain on commodity derivatives	95	454	Other non-operating (income)/expense, net
	$198	$200

Note 7 — Vendor Finance Programs
The following table presents liabilities related to vendor finance programs which the Company participates in as a buyer as of March 30, 2025 and December 29, 2024:

	March 30, 2025	December 29, 2024	Balance Sheet Location
Supply chain financing programs	$4,143	$6,912	Accounts payable
Structured payables programs	111,726	135,668	Structured payables
Total Liabilities	$115,869	$142,580
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

Note 8 — Long-Term Debt
The Company’s long-term debt obligations consist of the following:

	March 30, 2025	December 29, 2024
2023 Facility — term loan	$647,500	$647,500
2023 Facility — revolving credit facility	249,500	172,000
Short-term lines of credit	—	5,000
Less: Debt issuance costs	(3,060)	(3,322)
Finance lease obligations	95,656	79,725
Total long-term debt	989,596	900,903
Less: Current portion of long-term debt	(54,629)	(56,356)
Long-term debt, less current portion	$934,967	$844,547
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
Borrowings under the 2023 Facility are generally subject to an interest rate of adjusted term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.10% plus (i) 2.25% if the Company’s leverage ratio (as defined in the 2023 Facility) equals or exceeds 4.00 to 1.00, (ii) 2.00% if the Company’s leverage ratio is less than 4.00 to 1.00 but greater than or equal to 3.00 to 1.00, or (iii) 1.75% if the Company’s leverage ratio is less than 3.00 to 1.00. As of March 30, 2025 and December 29, 2024, the unhedged interest rates were 6.42% and 6.48% under the 2023 Facility, respectively. As of both March 30, 2025 and December 29, 2024, $500.0 million out of the $647.5 million term loan balance was hedged, with the interest rate swap agreements scheduled to mature in March 2028. As of March 30, 2025 and December 29, 2024, the effective interest rates on the term loan were approximately 6.19% and 6.20%, respectively. The Company is required to make equal installments of 1.25% of the aggregate closing date principal amount of the term loan on the last day of each fiscal quarter. All remaining term loan and revolving loan balances are to be due at maturity in March 2028.
Subsequent to March 30, 2025, the Company amended the 2023 Facility. Refer to Note 16, Subsequent Events for further information.
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
RSU and PSU activity under the Company’s various plans during the periods presented is as follows:

(in thousands, except per share amounts)	Non-vested shares outstanding at December 29, 2024	Granted	Vested	Forfeited	Non-vested shares outstanding at March 30, 2025
KKI
RSUs and PSUs	5,984	62	252	211	5,583
Weighted Average Grant Date Fair Value	$14.29	8.80	15.08	14.81	$14.17
KK U.K.
RSUs	7	—	3	4	—
Weighted Average Grant Date Fair Value	$29.80	—	29.80	29.80	$—
KK Australia
RSUs	137	—	—	—	137
Weighted Average Grant Date Fair Value	$1.39	—	—	—	$1.39
KK Mexico
RSUs	18	—	—	—	18
Weighted Average Grant Date Fair Value	$30.01	—	—	—	$30.01
The Company recorded total non-cash compensation expense related to the RSUs and PSUs under the plans of $2.2 million and $6.1 million for the quarters ended March 30, 2025 and March 31, 2024, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The unrecognized compensation cost related to the unvested RSUs and PSUs and the weighted average period over which such cost is expected to be recognized are as follows:

	As of March 30, 2025
	Unrecognized Compensation Cost	Recognized Over a Weighted Average Period of
KKI	$37,672	2.9 years
KK Australia	19	0.5 years
KK Mexico	45	0.4 years
The estimated fair value of restricted stock is calculated using a market approach (i.e., an agreed-upon EBITDA buyout multiple is used for KK Australia and KK Mexico plans).

Time-Vested Stock Options
KKI issues time-vested stock options under its 2021 Omnibus Incentive Plan. The fair value of time-vested stock options was estimated on the date of grant using the Black-Scholes option pricing model.
The status of the time-vested stock options as of December 29, 2024 and changes during the first quarter of fiscal 2025 are presented below:

	Share options outstanding at				Share options outstanding at
(in thousands, except per share amounts)	December 29, 2024	Granted	Exercised	Forfeited or Expired	March 30, 2025
KKI
Options	2,662	—	—	73	2,589
Weighted Average Grant Date Fair Value	$5.88	—	—	6.10	$5.87
Weighted Average Exercise Price	$14.27	—	—	14.61	$14.26
The Company recorded total non-cash compensation expense related to the time-vested stock options of $0.4 million and $0.9 million for the quarters ended March 30, 2025 and March 31, 2024, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The unrecognized compensation cost related to the stock options and the weighted average period over which such cost is expected to be recognized are as follows:

	As of March 30, 2025
	Unrecognized Compensation Cost	Recognized Over a Weighted Average Period of
KKI	$3,012	1.0 year
No time-vested stock options vested during the quarters ended March 30, 2025 or March 31, 2024.

Note 10 — Income Taxes
For interim tax reporting, the Company estimates a worldwide annual effective tax rate and applies that rate to the year-to-date ordinary (loss)/income. The tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.
The Company’s effective income tax rates were 7.4% and -177.5% for the quarters ended March 30, 2025 and March 31, 2024, respectively. The Company’s effective income tax rate for the quarter ended March 30, 2025 differed from the respective statutory rates primarily due to the mix of income and taxes attributable to foreign jurisdictions and disallowed executive compensation expense. The Company’s effective income tax rate for the quarter ended March 31, 2024 differed from the respective statutory rates primarily due to disallowed executive compensation expense, the mix of income and taxes attributable to foreign jurisdictions, and noncontrolling interest in domestic joint ventures.
Note 11 — Commitments and Contingencies
Other Legal Matters
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
Other Commitments and Contingencies
The Company’s primary banks issued letters of credit on its behalf totaling $20.8 million as of both March 30, 2025 and December 29, 2024, a majority of which secure the Company’s reimbursement obligations to insurers under its self-insurance arrangements.
Note 12 — Related Party Transactions
The Company held minority equity interests in four entities, Krispy Kreme Doughnuts France SAS (33.0% ownership), Krispy Kreme Doughnuts Brasil S.A. (45.0% ownership), Glaseadas Originales S.L. (25.0% ownership), and Insomnia Cookies (34.8% ownership), with an aggregate carrying value of $90.8 million and $91.1 million as of March 30, 2025 and December 29, 2024, respectively.

Note 13 — Revenue Recognition
Disaggregation of Revenues
Revenues are disaggregated as follows:

	Quarter Ended
	March 30, 2025	March 31, 2024
Company Shops and DFD	$355,678	$420,213
Mix and equipment revenue from franchisees	10,801	13,299
Franchise royalties and other	8,705	9,186
Total net revenues	$375,184	$442,698
Other revenues include advertising fund contributions from franchisees, rental income, development and franchise fees, and licensing royalties from customers for use of the Krispy Kreme brand, such as Keurig coffee cups.
Contract Balances
Deferred revenue and related receivables are as follows:

	March 30, 2025	December 29, 2024	Balance Sheet Location
Trade receivables, net of allowances of $1,198 and $1,060, respectively	$60,701	$57,439	Accounts receivables, net
Deferred revenue:
Current	$15,666	$16,506	Accrued liabilities
Noncurrent	8,845	8,569	Other long-term obligations and deferred credits
Total deferred revenue	$24,511	$25,075
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

Note 14 — Net Loss per Share
The following table presents the calculations of basic and diluted EPS:

	Quarter Ended
(in thousands, except per share amounts)	March 30, 2025	March 31, 2024
Net loss attributable to Krispy Kreme, Inc.	$(33,284)	$(8,534)
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(2)	(19)
Net loss attributable to common shareholders - Diluted	$(33,286)	$(8,553)
Basic weighted average common shares outstanding	170,291	168,685
Dilutive effect of outstanding common stock options, RSUs, and PSUs	—	—
Diluted weighted average common shares outstanding	170,291	168,685
Loss per share attributable to common shareholders:
Basic	$(0.20)	$(0.05)
Diluted	$(0.20)	$(0.05)
Potential dilutive shares consist of unvested RSUs and PSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes certain unvested RSUs granted under certain subsidiaries’ executive ownership plans and long-term incentive plans, because their inclusion would have been antidilutive. Refer to Note 9, Share-based Compensation for further information about the plans.
The following table summarizes the gross number of potential dilutive unvested RSUs and PSUs excluded due to antidilution (unadjusted for the treasury stock method):

	Quarter Ended
(in thousands)	March 30, 2025	March 31, 2024
KKI	5,583	6,637
KK U.K.	—	7
KK Australia	137	185
For the quarters ended March 30, 2025 and March 31, 2024, all 2.6 million and 3.0 million time-vested stock options, respectively, were excluded from the computation of diluted weighted average common shares outstanding based on application of the treasury stock method.

Note 15 — Segment Reporting
The Company conducts business through the following three reportable segments:
•U.S.: Includes all Krispy Kreme Company-owned operations in the U.S., and Insomnia Cookies Bakeries globally through the date of deconsolidation;
•International: Includes all Krispy Kreme Company-owned operations in the U.K., Ireland, Australia, New Zealand, Mexico, Canada, and Japan; and
•Market Development: Includes franchise operations across the globe.
Unallocated corporate costs are excluded from the Company’s measurement of segment performance. These costs include general corporate expenses.
Segment information is identified and prepared on the same basis that the Chief Executive Officer (“CEO”), the Company’s CODM, evaluates financial results, allocates resources, and makes key operating decisions. The CODM allocates resources and assesses performance based on geography and line of business, which represents the Company’s operating segments.
The primary financial measures used by the CODM to evaluate the performance of its operating segments are net revenues and segment Adjusted EBIT. For all of the segments, the CODM uses segment Adjusted EBIT to monitor and evaluate operating performance and to provide a consistent benchmark for comparison across reporting periods.
The following tables reconcile segment results to consolidated results reported in accordance with GAAP. The accounting policies used for internal management reporting at the operating segments are consistent with those described in Note 1, Description of Business and Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements. The Company manages its assets on a total company basis and the CODM does not review asset information by segment when assessing performance or allocating resources. Consequently, the Company does not report total assets by reportable segment.

The reportable segment results are as follows:

	Quarter Ended
	March 30, 2025	March 31, 2024
U.S.
Net revenues	$236,544	$295,935
Less:
Product and distribution costs, adjusted	57,830	68,685
Operating expenses, adjusted	135,522	147,181
Selling, general and administrative expense, adjusted	19,149	28,402
Marketing expenses, adjusted	6,834	8,225
Other segment items (1)	1,299	826
Depreciation expense and amortization of right of use assets, adjusted	16,215	15,513
Total U.S. Adjusted EBIT	$(305)	$27,103

International
Net revenues	$119,635	$124,750
Less:
Product and distribution costs, adjusted	27,102	30,263
Operating expenses, adjusted	61,998	57,149
Selling, general and administrative expense, adjusted	12,721	13,569
Marketing expenses, adjusted	2,644	3,001
Other segment items (1)	273	232
Depreciation expense and amortization of right of use assets, adjusted	7,536	7,652
Total International Adjusted EBIT	$7,361	$12,884

Market Development
Net revenues	$19,005	$22,013
Less:
Product and distribution costs, adjusted	5,548	7,999
Selling, general and administrative expense, adjusted	1,314	1,441
Other segment items (1)	1,096	673
Depreciation expense and amortization of right of use assets, adjusted	39	39
Total Market Development Adjusted EBIT	$11,008	$11,861

Corporate
Total Corporate expenses within Adjusted EBIT	$(20,324)	$(19,826)

Total Reportable Segment
Total reportable segment net revenues	$375,184	$442,698
Total reportable segment Adjusted EBIT	$(2,260)	$32,022
(1)The U.S. and International segments’ other segment items consist of pre-opening costs and other expenses, net. The Market Development segment other segment items consist of operating expenses, marketing expenses, pre-opening costs, and other expenses, net.

The following table presents a reconciliation of net loss to Adjusted EBIT:

	Quarter Ended
	March 30, 2025	March 31, 2024
Net loss	$(33,405)	$(6,663)
Interest expense, net	16,196	13,736
Income tax (benefit)/expense	(2,667)	4,262
Share-based compensation	2,603	6,986
Employer payroll taxes related to share-based compensation	166	43
Other non-operating (income)/expense, net (1)	(393)	573
Strategic initiatives (2)	2,353	4,821
Acquisition and integration expenses (3)	71	248
New market penetration expenses (4)	75	466
Shop closure expenses, net (5)	272	139
Restructuring and severance expenses (6)	108	6
Other (7)	4,700	(15)
Amortization of acquisition related intangibles (8)	7,661	7,420
Adjusted EBIT	$(2,260)	$32,022
(1)Primarily foreign translation gains and losses in each period. The quarter ended March 30, 2025 also consists of equity method income from Insomnia Cookies following the divestiture of a controlling interest in Insomnia Cookies during fiscal 2024.
(2)The quarter ended March 30, 2025 consists primarily of costs associated with preparing for and executing the U.S. national expansion (including McDonald’s), and the evaluation of potential opportunities to refranchise certain equity markets. The quarter ended March 31, 2024 consists primarily of costs associated with global transformation, exploring strategic alternatives for the Insomnia Cookies business, and preparing for the U.S. national expansion (including McDonald’s).
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
(6)The quarter ended March 30, 2025 consists primarily of costs associated with restructuring of the U.S. and U.K. executive teams.
(7)The quarter ended March 30, 2025 consists primarily of $4.4 million in costs related to remediation of the 2024 Cybersecurity Incident (as defined below), including fees for cybersecurity experts and other advisors.
(8)Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the Condensed Consolidated Statements of Operations.
Note 16 — Subsequent Events
The Company evaluated subsequent events and transactions for potential recognition or disclosure in the Condensed Consolidated Financial Statements through May 8, 2025, the date the Condensed Consolidated Financial Statements were available to be issued. All subsequent events requiring recognition and disclosure have been incorporated into these Condensed Consolidated Financial Statements.
In May 2025, the Company amended the 2023 Facility. The amendments, among other things, (a) established incremental term loan commitments in an aggregate principal amount of $125.0 million and (b) imposed certain restrictions on the ability to make restricted payments, including dividends, if the leverage ratio under the 2023 Facility exceeds 3.00 to 1.00. The borrowing will mature in March 2028 consistent with the existing balances under the 2023 Facility, and will be subject to an interest rate which is also consistent with the 2023 Facility as described in Note 8, Long-Term Debt. These additional term loan proceeds are expected to be used for general corporate purposes of the Company including to pay down a portion of the outstanding revolving credit facility balance under the 2023 Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 29, 2024, and in other reports filed subsequently with the SEC.
Cautionary Note Regarding Forward-Looking Statements
Certain information included in this Quarterly Report on Form 10-Q is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, and involves risks, assumptions, and uncertainties that could cause actual results to differ materially from those expressed or implied by forward-looking statements. Forward-looking statements can be identified by use of forward-looking terminology, including terms such as “plan,” “believe,” “may,” “continue,” “could,” “will,” “should,” “would,” “anticipate,” “attempt,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or, in each case, the negative of these words, comparable terminology, or other references to future periods; however, statements may be forward-looking whether or not these terms or their negatives are used. Forward-looking statements are not a representation by us that the future plans, estimates, or expectations contemplated by us will be achieved. Our actual results could differ materially from the forward-looking statements included herein. We consider the assumptions and estimates on which forward-looking statements are based to be reasonable, but they are subject to various risks and uncertainties relating to our operations, financial results, financial conditions, business, prospects, future plans and strategies, projections, liquidity, the economy, and other future conditions. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors could cause our actual results to differ materially from those contained in forward-looking statements including, without limitation: food safety issues, including risks of food-borne illnesses, tampering, contamination, and cross-contamination; impacts from the 2024 Cybersecurity Incident or any other material failure, inadequacy, or interruption of our information technology systems, including breaches or failures of such systems or other cybersecurity or data security-related incidents; any harm to our reputation or brand image; changes in consumer preferences or demographic trends; changes in the cost of raw materials and other commodities, including due to import and export requirements (including tariffs), inflation, or foreign exchange rates; our ability to execute on our omni-channel business strategy; regulatory investigations, enforcement actions, or material litigation; and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2024, filed by us with the SEC and described in the other filings we make from time to time with the SEC. These forward-looking statements are made only as of the date of this document, and we undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events, or otherwise, except as may be required by law.
Overview
We believe Krispy Kreme is one of the most beloved and well-known sweet treat brands in the world. Krispy Kreme operates in 40 countries with its omni-channel strategy, which focuses on delivering fresh doughnuts such as our iconic Original Glazed® doughnut, recognized for its hot-off-the-line, melt-in-your-mouth experience, to where consumers are located and want to have access to them. Our purpose of touching and enhancing lives through the joy that is Krispy Kreme guides how we operate every day.
The following table presents a summary of our financial results for the periods presented:

	Quarter Ended
(in thousands, except percentages)	March 30, 2025	March 31, 2024	% Change
Net Revenues (1)	$375,184	$442,698	-15.3%
Net Loss	(33,405)	(6,663)	-401.4%
Net Loss Attributable to Krispy Kreme, Inc.	(33,284)	(8,534)	-290.0%
Adjusted Net (Loss)/Income, Diluted (2)	(8,840)	11,321	-178.1%
Adjusted EBIT (2)	(2,260)	32,022	-107.1%
Adjusted EBITDA (2)	23,980	58,188	-58.8%
(1)Organic revenue declined 1.0% in the quarter ended March 30, 2025. Refer to “Results of Operations” below for more information on and the calculation of organic revenue growth.
(2)Refer to “Key Performance Indicators and Non-GAAP Measures” below for more information as to how we define and calculate Adjusted EBITDA, Adjusted EBIT, and Adjusted Net Income, Diluted and for a reconciliation of Adjusted EBITDA, Adjusted EBIT, and Adjusted Net Income, Diluted to the most comparable measure calculated under GAAP.

Significant Events and Transactions
Executing on our Omni-Channel Strategy
We made progress on the execution of our omni-channel strategy in the first quarter of fiscal 2025, as we continue to add quality Global Points of Access across our network and convert markets into fully implemented Hub and Spoke models (refer to “Key Performance Indicators and Non-GAAP Measures” below for more information as to how we define the Hub and Spoke model). We added 425 net new Global Points of Access in the first quarter of fiscal 2025 to reach 17,982 Global Points of Access. The primary driver of the increased Krispy Kreme branded Global Points of Access during the first quarter was the continued expansion of our DFD network in alignment with our transformation strategy, as we added 420 net new DFD Doors globally, primarily within the U.S. segment. The increase in DFD Doors is the result of our focus on executing our omni-channel strategy to drive our transformation, and includes expansion with key customers in grocery and convenience stores, quick service or fast casual restaurant (“QSR”), and club membership. During the first quarter, we also began the process to outsource some of our U.S. DFD deliveries to a third-party logistics (“3PL”) carrier, and expect to outsource deliveries in additional U.S. locations to additional 3PL carriers through the middle of fiscal 2026.
We continued our U.S. national rollout of the sale of Krispy Kreme doughnuts at McDonald’s restaurants, reaching more than 2,400 McDonald’s shops by the end of the first quarter of fiscal 2025. We have collaborated closely with McDonald’s during the rollout thus far to support execution, marketing, and training, and to deliver a high quality consumer experience. However, we have seen that after the initial marketing launch, consumer demand drops below expectations, requiring intervention. To deliver sustainable, profitable growth, we are collaborating with McDonald’s to attempt to increase sales by stimulating higher consumer demand and cutting costs by simplifying operations. At the same time, we are reassessing our deployment schedule together with McDonald’s to attempt to achieve a profitable business model. Accordingly, we do not expect to launch in any additional McDonald’s restaurants in the second quarter of fiscal 2025. However, we continue to believe in the long-term opportunity of profitable growth through our U.S. national expansion, including McDonald’s.
Growing our Global Presence
Another key strategic initiative on our journey to become the most loved sweet treat brand in the world is to increase our global presence, focusing on the percentage of our revenues and Adjusted EBITDA generated outside the U.S. We expect to open in three to four new countries in fiscal 2025, and recently announced our official launch with a franchisee in Brazil, with the first shop opened in the second quarter. We expect to have further announcements throughout the year as we grow our global business. We also continue to evaluate opportunities to refranchise certain international equity markets in accordance with our capital-light international franchising strategy.

Digital, Brand, and Innovation
We continue to prioritize expanding our digital channel sales. Growth in our digital channel is due to improvements in our branded digital platform as well as increasing product availability through third party platforms. Innovation is also a significant driver of frequency as we create and introduce premium and buzz-worthy offerings to consumers across our Global Points of Access. During the first quarter of fiscal 2025, we delivered the joy that is Krispy Kreme by spotlighting our core offerings such as the Original Glazed doughnut, supplemented by specialty doughnut offerings and seasonal activations, including Movie Snacks with Hulu, Pop-Tarts, and Saint Patrick’s Day, among many others around the world.

Krispy Kreme DOUGHNUTS × hulu
MOVIE SNACKS
DOUGHNUTS
Caramel Popcorn
Candy Double Feature
Cookie Dough Superstar
Blue Raspberry Slush

Krispy Kreme DOUGHNUTS
St. Patrick's Day
COLLECTION

pop tarts
CRAZY GOOD
DOUGHNUTS
COLLECTION
pop tarts

Krispy Kreme DOUGHNUTS
CHOCO
MANIA
made with
HERSHEY'S

2024 Cybersecurity Incident
As previously disclosed, during the fourth quarter of fiscal 2024, unauthorized activity on a portion of our information technology systems resulted in our experiencing certain operational disruptions, including with online ordering in parts of the U.S. (the “2024 Cybersecurity Incident”). As previously disclosed, our online ordering, retail shops, and core business functions are now fully operational. However, we continued to incur costs in the beginning of the first quarter of fiscal 2025 related to the 2024 Cybersecurity Incident. Such costs included approximately $4.4 million of remediation expenses and, in addition, we estimate that the 2024 Cybersecurity Incident had an impact on Adjusted EBITDA within our U.S. segment in an amount of $5 million early in the first quarter, primarily related to operational inefficiencies. We hold cybersecurity insurance that is expected to offset a portion of the losses and costs from the incident.
Geopolitical Uncertainty and Tariffs
Recent actions by the U.S., including the imposition of significant tariffs on imports from certain countries, have heightened uncertainty in the global trade environment. These tariffs, along with potential retaliatory measures by other countries, may increase inflationary pressure and raise the costs of our imported commodities, including, but not limited to, vegetable oil. While several tariff announcements have been followed by announcements of limited exemptions and temporary pauses, these actions have caused substantial uncertainty and volatility in financial markets, and may result in further retaliatory measures. We may be unable to fully offset the impacts of tariffs by adjusting the pricing of our products.

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
The following table presents our Global Points of Access, by segment and type, as of the end of the first quarter of fiscal 2025, the first quarter of fiscal 2024, and fiscal 2024, respectively:

	Global Points of Access
	Quarter Ended		Fiscal Year Ended
	March 30, 2025	March 31, 2024	December 29, 2024
U.S.:
Hot Light Theater Shops	238	229	237
Fresh Shops	67	71	70
Cookie Bakeries (1)	—	277	—
DFD Doors (2)	10,186	7,198	9,644
Total	10,491	7,775	9,951
International:
Hot Light Theater Shops	48	45	49
Fresh Shops	518	490	519
Carts, Food Trucks, and Other (3)	17	16	17
DFD Doors	4,469	4,202	4,583
Total	5,052	4,753	5,168
Market Development:
Hot Light Theater Shops	108	117	108
Fresh Shops	1,104	1,010	1,095
Carts, Food Trucks, and Other (3)	30	30	30
DFD Doors	1,197	1,129	1,205
Total	2,439	2,286	2,438
Total Global Points of Access (as defined)	17,982	14,814	17,557
Total Hot Light Theater Shops	394	391	394
Total Fresh Shops	1,689	1,571	1,684
Total Cookie Bakeries (1)	—	277	—
Total Shops	2,083	2,239	2,078
Total Carts, Food Trucks, and Other	47	46	47
Total DFD Doors	15,852	12,529	15,432
Total Global Points of Access (as defined)	17,982	14,814	17,557
(1)Reflects the divestiture of Insomnia Cookies during fiscal 2024.
(2)Includes more than 2,400 McDonald’s QSR shops as of March 30, 2025.
(3)Carts and Food Trucks are non-producing, mobile (typically on wheels) facilities without walls or a door where product is received from a Hot Light Theater Shop or Doughnut Factory. Other includes a vending machine. Points of Access in this category are primarily found in international locations in airports and train stations.

As of March 30, 2025, we had 17,982 Global Points of Access, with 2,083 Krispy Kreme branded shops, 47 Carts and Food Trucks, and 15,852 DFD Doors. During the first quarter of fiscal 2025, we added a net five additional Krispy Kreme branded Fresh Shops globally, in countries such as Chile, France, and Japan. We added a net 420 new DFD Doors during the quarter as we continued to focus on the deployment of our Hub and Spoke model and our expansion.
We also utilize “Hubs” as a key performance indicator. Our transformation is driven by the implementation of an omni-channel strategy to reach more consumers where they are and drive revenue growth, and this strategy is supported by a capital-efficient Hub and Spoke distribution model that provides a route to market and powers profitability. Our Hot Light Theater Shops and Doughnut Factories serve as centralized production facilities (“Hubs”). From these Hubs, we deliver doughnuts to our Fresh Shops, Carts and Food Trucks, and DFD Doors (“Spokes”) primarily through an integrated network of Company-operated delivery routes, designed to ensure quality and freshness. During the first quarter of fiscal 2025, we began the process to outsource some of these U.S. DFD deliveries to a 3PL carrier, and expect to outsource deliveries in additional U.S. locations to additional 3PL carriers. Specific to the U.S. segment, certain legacy Hubs have not historically had Spokes. Many Hubs in the U.S. segment are being converted to add Spokes while certain legacy Hubs do not currently have the ability or need to add Spokes.
The following table presents our Hubs, by segment and type, as of the end of the first quarter of fiscal 2025, the first quarter of fiscal 2024, and fiscal 2024, respectively:

	Hubs
	Quarter Ended		Fiscal Year Ended
	March 30, 2025	March 31, 2024	December 29, 2024
U.S.:
Hot Light Theater Shops (1)	234	221	232
Doughnut Factories	6	4	6
Total	240	225	238
Hubs with Spokes	162	154	158
Hubs without Spokes	78	71	80
International:
Hot Light Theater Shops (1)	39	36	40
Doughnut Factories	14	14	14
Total	53	50	54
Hubs with Spokes	53	50	54
Market Development:
Hot Light Theater Shops (1)	106	113	106
Doughnut Factories	27	26	27
Total	133	139	133
Total Hubs	426	414	425
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
Non-GAAP financial measures are not standardized and it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names, limiting their usefulness as comparative measures. Other companies may calculate similarly titled financial measures differently than we do or may not calculate them at all. Additionally, these non-GAAP financial measures are not measurements of financial performance under GAAP or a substitute for results reported under GAAP. In order to facilitate a clear understanding of our consolidated historical operating results, we urge you to review our non-GAAP financial measures in conjunction with our historical Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q and not to rely on any single financial measure.
Organic Revenue Growth
Organic revenue growth measures our revenue growth trends excluding the impact of acquisitions, divestitures, and foreign currency, and we believe it is useful for investors to understand the expansion of our global footprint through internal efforts. We define “organic revenue growth” as the growth in revenues, excluding (i) acquired shops owned by us for less than 12 months following their acquisition, (ii) the impact of foreign currency exchange rate changes, (iii) the impact of shop closures related to restructuring programs, (iv) the impact of the divestiture of a controlling interest in Insomnia Cookies, and (v) revenues generated during the 53rd week for those fiscal years that have a 53rd week based on our fiscal calendar defined in Note 1, Description of Business and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. See “Results of Operations” for our organic growth calculations for the periods presented.

Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Diluted, and Adjusted EPS
We define “Adjusted EBITDA” as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for share-based compensation, certain strategic initiatives, acquisition and integration expenses, and certain other non-recurring, infrequent, or non-core income and expense items. Adjusted EBITDA is a principal metric that management uses to monitor and evaluate operating performance and provides a consistent benchmark for comparison across reporting periods. “Adjusted EBITDA margin” reflects Adjusted EBITDA as a percentage of net revenues.
We define “Adjusted EBIT” as earnings before interest expense, net and income tax expense, with further adjustments for share-based compensation, certain strategic initiatives, acquisition and integration expenses, amortization of acquisition-related intangibles, and certain other non-recurring, infrequent, or non-core income and expense items. Adjusted EBIT is a principal metric that management uses to monitor and evaluate operating performance and provides a consistent benchmark for comparison across reporting periods.
We define “Adjusted Net Income, Diluted” as net loss attributable to common shareholders, adjusted for share-based compensation, certain strategic initiatives, acquisition and integration expenses, amortization of acquisition-related intangibles, the tax impact of adjustments, and certain other non-recurring, infrequent, or non-core income and expense items. “Adjusted EPS” is Adjusted Net Income, Diluted converted to a per share amount.
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
The following tables present a reconciliation of net loss to Adjusted EBIT and Adjusted EBITDA, and net loss to Adjusted Net Income, Diluted and Adjusted EPS for the periods presented:

	Quarter Ended
(in thousands)	March 30, 2025	March 31, 2024
Net loss	$(33,405)	$(6,663)
Interest expense, net	16,196	13,736
Income tax (benefit)/expense	(2,667)	4,262
Share-based compensation	2,603	6,986
Employer payroll taxes related to share-based compensation	166	43
Other non-operating (income)/expense, net (1)	(393)	573
Strategic initiatives (2)	2,353	4,821
Acquisition and integration expenses (3)	71	248
New market penetration expenses (4)	75	466
Shop closure expenses, net (5)	272	139
Restructuring and severance expenses (6)	108	6
Other (7)	4,700	(15)
Amortization of acquisition related intangibles (8)	7,661	7,420
Adjusted EBIT	$(2,260)	$32,022
Depreciation expense and amortization of right of use assets	26,240	26,166
Adjusted EBITDA	$23,980	$58,188

	Quarter Ended
(in thousands, except per share amounts)	March 30, 2025	March 31, 2024
Net loss	$(33,405)	$(6,663)
Share-based compensation	2,603	6,986
Employer payroll taxes related to share-based compensation	166	43
Other non-operating (income)/expense, net (1)	(393)	573
Strategic initiatives (2)	2,353	4,821
Acquisition and integration expenses (3)	71	248
New market penetration expenses (4)	75	466
Shop closure expenses, net (5)	272	139
Restructuring and severance expenses (6)	108	6
Other (7)	4,700	(15)
Amortization of acquisition related intangibles (8)	7,661	7,420
Tax impact of adjustments (9)	6,830	(224)
Tax specific adjustments (10)	—	(589)
Net loss/(income) attributable to noncontrolling interest	121	(1,871)
Adjusted net (loss)/income attributable to common shareholders - Basic	$(8,838)	$11,340
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(2)	(19)
Adjusted net (loss)/income attributable to common shareholders - Diluted	$(8,840)	$11,321
Basic weighted average common shares outstanding	170,291	168,685
Dilutive effect of outstanding common stock options, RSUs, and PSUs	—	2,488
Diluted weighted average common shares outstanding	170,291	171,173
Adjusted net (loss)/income per share attributable to common shareholders:
Basic	$(0.05)	$0.07
Diluted	$(0.05)	$0.07
(1)Primarily foreign translation gains and losses in each period. The quarter ended March 30, 2025 also consists of equity method income from Insomnia Cookies following the divestiture of a controlling interest in Insomnia Cookies during fiscal 2024.
(2)The quarter ended March 30, 2025 consists primarily of costs associated with preparing for and executing the U.S. national expansion (including McDonald’s), and the evaluation of potential opportunities to refranchise certain equity markets. The quarter ended March 31, 2024 consists primarily of costs associated with global transformation, exploring strategic alternatives for the Insomnia Cookies business, and preparing for the U.S. national expansion (including McDonald’s).
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
(6)The quarter ended March 30, 2025 consists primarily of costs associated with restructuring of the U.S. and U.K. executive teams.
(7)The quarter ended March 30, 2025 consists primarily of $4.4 million in costs related to remediation of the 2024 Cybersecurity Incident, including fees for cybersecurity experts and other advisors.
(8)Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the Condensed Consolidated Statements of Operations.
(9)Tax impact of adjustments calculated applying the applicable statutory rates. The quarters ended March 30, 2025 and March 31, 2024 also include the impact of disallowed executive compensation expense.
(10)The quarter ended March 31, 2024 consists of the recognition of a previously unrecognized tax benefit unrelated to ongoing operations and a discrete tax benefit unrelated to ongoing operations.

Sales Per Hub
In order to measure the effectiveness of our Hub and Spoke model, we use “Sales per Hub” on a trailing four-quarter basis, which includes all revenue generated from a Hub and its associated Spokes. Sales per Hub equals Fresh Revenues from Hubs with Spokes, divided by the average number of Hubs with Spokes for the period. Fresh Revenues include product sales generated from our Doughnut Shop business (including digital channels), as well as DFD sales, but exclude all Insomnia Cookies revenues as the measure is focused on the Krispy Kreme business. The average number of Hubs with Spokes for a period is calculated as the average of the number of Hubs with Spokes at the end of the five most recent quarters. The Sales per Hub performance measure allows us and investors to measure our effectiveness at leveraging the Hubs in the Hub and Spoke model to distribute product and generate cost efficiencies and profitability.
Sales per Hub was as follows for each of the periods below:

	Trailing Four Quarters Ended	Fiscal Year Ended
(in thousands, unless otherwise stated)	March 30, 2025	December 29, 2024	December 31, 2023
U.S.:
Revenues	$999,345	$1,058,736	$1,104,944
Non-Fresh Revenues (1)	(3,140)	(3,161)	(9,416)
Fresh Revenues from Insomnia Cookies and Hubs without Spokes (2)	(244,535)	(307,665)	(399,061)
Fresh Revenues from Hubs with Spokes	751,670	747,910	696,467
Sales per Hub (millions)	4.8	4.9	4.9

International:
Fresh Revenues from Hubs with Spokes (3)	$513,987	$519,102	$489,631
Sales per Hub (millions) (4)	9.8	9.9	9.8
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
In our International segment, where the Hub and Spoke model originated, we had Sales per Hub of $9.8 million during the trailing four quarters ended March 30, 2025, largely consistent with the $9.9 million generated in the full fiscal year 2024 and the $9.8 million generated in the full fiscal year 2023. The International segment illustrates the benefits of leveraging our Hub and Spoke model as the most efficient way to grow the business, as shown by the consistent Sales per Hub and higher Adjusted EBITDA margins despite elevated commodity costs and macroeconomic conditions. In the U.S. segment, we had Sales per Hub of $4.8 million during the trailing four quarters ended March 30, 2025, largely consistent with the $4.9 million generated in the full fiscal year 2024 and the full fiscal year 2023. In the U.S. we continue our efforts to increase the number of quality Spokes served by our Hubs as we make progress toward optimizing the segment in line with our International segment. This includes growth with U.S. national partners coupled with strategic closure of underperforming DFD Doors.

Results of Operations
The following comparisons are historical results and are not indicative of future results, which could differ materially from the historical financial information presented.
Quarter ended March 30, 2025 compared to the Quarter ended March 31, 2024
The following table presents our unaudited condensed consolidated results of operations for the quarter ended March 30, 2025 and the quarter ended March 31, 2024:

	Quarter Ended
	March 30, 2025		March 31, 2024		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$366,479	97.7%	$433,512	97.9%	$(67,033)	-15.5%
Royalties and other revenues	8,705	2.3%	9,186	2.1%	(481)	-5.2%
Total net revenues	375,184	100.0%	442,698	100.0%	(67,514)	-15.3%
Product and distribution costs	90,736	24.2%	107,015	24.2%	(16,279)	-15.2%
Operating expenses	198,843	53.0%	205,195	46.4%	(6,352)	-3.1%
Selling, general and administrative expense	59,405	15.8%	71,574	16.2%	(12,169)	-17.0%
Marketing expenses	10,239	2.7%	12,115	2.7%	(1,876)	-15.5%
Pre-opening costs	929	0.2%	1,105	0.2%	(176)	-15.9%
Other expenses, net	1,400	0.4%	200	—%	1,200	600.0%
Depreciation and amortization expense	33,901	9.0%	33,586	7.6%	315	0.9%
Operating (loss)/income	(20,269)	-5.4%	11,908	2.7%	(32,177)	-270.2%
Interest expense, net	16,196	4.3%	13,736	3.1%	2,460	17.9%
Other non-operating (income)/expense, net	(393)	-0.1%	573	0.1%	(966)	-168.6%
Loss before income taxes	(36,072)	-9.6%	(2,401)	-0.5%	(33,671)	-1,402.4%
Income tax (benefit)/expense	(2,667)	-0.7%	4,262	1.0%	(6,929)	-162.6%
Net loss	(33,405)	-8.9%	(6,663)	-1.5%	(26,742)	-401.4%
Net (loss)/income attributable to noncontrolling interest	(121)	—%	1,871	0.4%	(1,992)	-106.5%
Net loss attributable to Krispy Kreme, Inc.	$(33,284)	-8.9%	$(8,534)	-1.9%	$(24,750)	-290.0%

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the quarter ended March 30, 2025 compared to the quarter ended March 31, 2024:

(in thousands, except percentages)	U.S.	International	Market Development	Total Company
Total net revenues in first quarter of fiscal 2025	$236,544	$119,635	$19,005	$375,184
Total net revenues in first quarter of fiscal 2024	295,935	124,750	22,013	442,698
Total Net Revenues Decline	(59,391)	(5,115)	(3,008)	(67,514)
Total Net Revenues Decline %	-20.1%	-4.1%	-13.7%	-15.3%
Less: Impact of Insomnia Cookies divestiture	(64,319)	—	—	(64,319)
Adjusted net revenues in first quarter of fiscal 2024	231,616	124,750	22,013	378,379
Adjusted net revenue (decline)/growth	4,928	(5,115)	(3,008)	(3,195)
Impact of acquisitions	(11,043)	(1,365)	3,598	(8,810)
Impact of foreign currency translation	—	8,359	—	8,359
Organic Revenue (Decline)/Growth	$(6,115)	$1,879	$590	$(3,646)
Organic Revenue (Decline)/Growth %	-2.6%	1.5%	2.7%	-1.0%
Total net revenue declined $67.5 million, or approximately 15.3%, from the first quarter of fiscal 2024 to the first quarter of fiscal 2025, primarily due to the $64.3 million reduction associated with the divestiture of a controlling interest in Insomnia Cookies in the third quarter of fiscal 2024. Organic revenue declined $3.6 million, or approximately 1.0%, primarily driven by lower Doughnut Shop transaction volume driven by consumer softness in a challenging macroeconomic environment. The organic revenue decline was partially offset by Global Points of Access growth of 3,168, or 21..4% and increased pricing of approximately 1%.
Our U.S. segment net revenue declined $59.4 million, or approximately 20.1%, from the first quarter of fiscal 2024 to the first quarter of fiscal 2025, primarily due to the $64.3 million reduction associated with the divestiture of a controlling interest in Insomnia Cookies in the third quarter of fiscal 2024. U.S. organic revenue declined $6.1 million, or approximately 2.6%, primarily driven by lower Doughnut Shop transaction volume driven by consumer softness in a challenging macroeconomic environment and the strategic closure of underperforming DFD Doors. The organic revenue decline was partially offset by Points of Access growth of 2,716, or 34.9% and increased pricing of approximately 1%.
Our International segment net revenue declined $5.1 million, or approximately 4.1%, from the first quarter of fiscal 2024 to the first quarter of fiscal 2025, primarily due to foreign currency translation impacts of $8.4 million. International organic revenue grew $1.9 million, or approximately 1.5%, driven primarily by increased pricing of approximately 1% and Points of Access growth of 299, or 6.3%. International organic revenue growth was partially offset by lower transaction volume compared to the first quarter of fiscal 2024, particularly in the U.K. and Mexico.
Our Market Development segment net revenue declined $3.0 million, or approximately 13.7%, from the first quarter of fiscal 2024 to the first quarter of fiscal 2025, primarily due to the $3.6 million impact of franchise acquisitions in fiscal 2024 (the results of acquired franchise businesses are reported within the Market Development segment prior to the respective dates of acquisition, and are reported within the U.S. or International segments, as applicable, following the respective dates of acquisition). Market Development organic revenue increased $0.6 million, or approximately 2.7%, due to the continued expansion of our international franchise business, with focused growth in places like the Middle East and France, among others.
Operating expenses: Operating expenses decreased $6.4 million, or 3.1%, from the first quarter of fiscal 2024 to the first quarter of fiscal 2025, driven mainly by a $29.5 million impact from the divestiture of a controlling interest in Insomnia Cookies partially offset by increases of $23.1 million in operating expenses for the global Krispy Kreme brand primarily due to higher shop and delivery labor expenses, including logistics costs. Operating expenses as a percentage of revenue increased by approximately 660 basis points, from 46.4% in the first quarter of fiscal 2024 to 53.0% in the first quarter of fiscal 2025, primarily due to the impact of lower transaction volumes on operating leverage, and also impacted by an estimated $5 million related to the 2024 Cybersecurity Incident, primarily related to operational inefficiencies.

Selling, general and administrative expense: Selling, general and administrative (“SG&A”) expense decreased $12.2 million, or 17.0%, from the first quarter of fiscal 2024 to the first quarter of fiscal 2025, driven mainly by a $10.2 million impact from the divestiture of a controlling interest in Insomnia Cookies. As a percentage of revenue, SG&A expense decreased approximately 40 basis points, from 16.2% in the first quarter of fiscal 2024 to 15.8% in the first quarter of fiscal 2025, primarily driven by decreased share-based compensation expense by $4.4 million, lower employee cash incentive compensation by $2.6 million, and lower employee compensation from restructuring activity initiated in the fourth quarter of fiscal 2024 by approximately $1.4 million, partially offset by $4.4 million in costs related to remediation of the 2024 Cybersecurity Incident, including fees for cybersecurity experts and other advisors.
Depreciation and amortization expense: Depreciation and amortization expense increased $0.3 million, or 0.9%, from the first quarter of fiscal 2024 to the first quarter of fiscal 2025. As a percentage of revenue, depreciation and amortization expense increased approximately 140 basis points, from 7.6% in the first quarter of fiscal 2024 to 9.0% in the first quarter of fiscal 2025, primarily driven by higher finance lease amortization expense and increased depreciation associated with capital assets placed into service to support the acceleration of our U.S. national expansion.
Interest expense, net: Interest expense, net increased $2.5 million, or 17.9%, from the first quarter of fiscal 2024 to the first quarter of fiscal 2025, primarily driven by a higher average debt balance in the first quarter of fiscal 2025.
Income tax (benefit)/expense: In the first quarter of fiscal 2025, we recorded an income tax benefit of $2.7 million compared to $4.3 million of income tax expense in the first quarter of fiscal 2024. The decrease of $6.9 million was primarily driven by lower pre-tax results in the first quarter of fiscal 2025.
Results of Operations by Segment – Quarter ended March 30, 2025 compared to the Quarter ended March 31, 2024
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Quarter Ended		Change
(in thousands, except percentages)	March 30, 2025	March 31, 2024	$	%
Adjusted EBITDA
U.S.	$15,911	$42,616	$(26,705)	-62.7%
International	14,897	20,536	(5,639)	-27.5%
Market Development	11,047	11,900	(853)	-7.2%
Corporate	(17,875)	(16,864)	(1,011)	-6.0%
Total Adjusted EBITDA (1)	$23,980	$58,188	$(34,208)	-58.8%
(1)    Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net loss.
U.S. segment Adjusted EBITDA decreased $26.7 million, or 62.7%, with margin decline of 770 basis points to 6.7% in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024, primarily driven by lower transaction volumes impacting operating leverage, costs associated with the U.S. national expansion (including McDonald’s), and an estimated $5 million related to the 2024 Cybersecurity Incident, primarily related to operational inefficiencies.
International segment Adjusted EBITDA decreased $5.6 million, or 27.5%, with margin decline of 400 basis points to 12.5% in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024, as lower transaction volumes continued to impact operating leverage for the International equity markets, particularly the U.K.
Market Development segment Adjusted EBITDA decreased $0.9 million, or 7.2%, with margin expansion of 400 basis points to 58.1% in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024, driven mainly by changes in the revenue mix, including less shipments of lower-margin equipment to franchisees.

Capital Resources and Liquidity
Our principal sources of liquidity to date have included cash from operating activities, cash on hand, commercial trade financing including our structured payables programs, and proceeds from the divestiture of a controlling interest in Insomnia Cookies. Our primary use of liquidity is to fund the cash requirements of our business operations, including working capital needs, capital expenditures, acquisitions, and other commitments.
Our future obligations primarily consist of our debt and lease obligations, as well as commitments under ingredient and other forward purchase contracts. As of December 29, 2024, we had the following future obligations:
•An aggregate principal amount of $819.5 million outstanding under the 2023 Facility;
•An aggregate principal amount of $5.0 million outstanding under short-term, uncommitted lines of credit;
•Non-cancellable future minimum operating lease payments totaling $664.3 million;
•Non-cancellable future minimum finance lease payments totaling $97.0 million; and
•Purchase commitments under ingredient and other forward purchase contracts of $98.9 million.
As of March 30, 2025, the principal amount outstanding under our 2023 Facility was $897.0 million. The increase from the 2023 Facility balance as of December 29, 2024 was primarily driven by our need for cash to fund business operations, including impacts from the 2024 Cybersecurity Incident and our U.S. national expansion, as well as payments on structured payables associated with our acquisition of the noncontrolling interest in our consolidated subsidiary Awesome Doughnut, LLC (“Awesome Doughnut”). Refer to Note 8, Long-Term Debt to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
Additionally, in May 2025, we amended the 2023 Facility. The amendments, among other things, (a) established incremental term loan commitments in an aggregate principal amount of $125.0 million and (b) imposed certain restrictions on the ability to make restricted payments, including dividends, if the leverage ratio under the 2023 Facility exceeds 3.00 to 1.00. The borrowing will mature in March 2028 consistent with the existing balances under the 2023 Facility, and will be subject to an interest rate which is also consistent with the 2023 Facility as described in Note 8, Long-Term Debt to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. These additional term loan proceeds are expected to be used for general corporate purposes including to pay down a portion of the outstanding revolving credit facility balance under the 2023 Facility.
We had cash and cash equivalents of $18.7 million and $29.0 million as of March 30, 2025 and December 29, 2024, respectively. We believe that our existing cash and cash equivalents and available borrowing capacity under our credit facilities discussed above will be sufficient to fund our operating and capital needs for at least the next twelve months. Our assessment of the period of time through which our financial resources will be adequate to support our operations could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the growth of our presence in new markets, and the expansion of our omni-channel model in existing markets. We may enter into arrangements in the future to acquire or invest in complementary businesses, services, and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.
Dividend Policy
In order to more closely align our capital allocation priorities with our growth strategy, we no longer expect to pay quarterly cash dividends to holders of our common stock. This represents a change to our dividend policy previously disclosed in Part II, Item 5 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2024.

Cash Flows
We have historically generated cash from operations and have credit availability and capacity to fund operating and discretionary spending such as capital expenditures and debt repayments. Our requirement for working capital is not significant because our consumers pay us in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the vendors for the various inputs to such items. The following table and discussion present, for the periods indicated, a summary of our key cash flows from operating, investing, and financing activities:

	Quarter Ended
(in thousands)	March 30, 2025	March 31, 2024
Net cash used for operating activities	$(20,834)	$(17,705)
Net cash used for investing activities	(25,811)	(29,045)
Net cash provided by financing activities	36,798	43,577
Operating Activities
Cash used for operations totaled $20.8 million for the first quarter of fiscal 2025, an increase of $3.1 million compared with the first quarter of fiscal 2024, primarily due to less operating income generated in the first quarter of fiscal 2025, partially offset by the intentional paydown of obligations due under our SCF programs (discussed in Note 7, Vendor Finance Programs to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q) in the first quarter of fiscal 2024.
Investing Activities
Cash used for investing activities totaled $25.8 million for the first quarter of fiscal 2025, a decrease of $3.2 million compared with the first quarter of fiscal 2024, primarily due to less cash used for capital expenditures.
Financing Activities
Cash provided by financing activities totaled $36.8 million for the first quarter of fiscal 2025, a decrease of $6.8 million compared with the first quarter of fiscal 2024, primarily due to draws on our 2023 Facility in the first quarter of fiscal 2024 used in part to fund the intentional paydown of obligations due under our SCF programs. These draws on the 2023 Facility in the first quarter of fiscal 2024 exceeded the draws on the 2023 Facility in the first quarter of fiscal 2025 used to fund business operations, including impacts from the 2024 Cybersecurity Incident and our U.S. national expansion, as well as payments on structured payables associated with our acquisition of the noncontrolling interest in our consolidated subsidiary, Awesome Doughnut.
Debt
Our long-term debt obligations consist of the following:

(in thousands)	March 30, 2025	December 29, 2024
2023 Facility — term loan	$647,500	$647,500
2023 Facility — revolving credit facility	249,500	172,000
Short-term lines of credit	—	5,000
Less: Debt issuance costs	(3,060)	(3,322)
Finance lease obligations	95,656	79,725
Total long-term debt	989,596	900,903
Less: Current portion of long-term debt	(54,629)	(56,356)
Long-term debt, less current portion	$934,967	$844,547

2023 Secured Credit Facility
As of March 30, 2025, the 2023 Facility consisted of a $300.0 million senior secured revolving credit facility and a term loan with an original principal amount of $700.0 million. Subsequent to March 30, 2025, the Company amended the 2023 Facility. Refer to Note 8, Long-Term Debt and Note 16, Subsequent Events to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
Under the terms of the 2023 Facility, we are subject to a requirement to maintain a leverage ratio of less than 5.00 to 1.00 as of the end of each quarterly Test Period (as defined in the 2023 Facility) through maturity in March 2028. The leverage ratio under the 2023 Facility is defined as the ratio of (a) Total Indebtedness (as defined in the 2023 Facility, which includes all debt and finance lease obligations) minus unrestricted cash and cash equivalents to (b) a defined calculation of Adjusted EBITDA (2023 Facility Adjusted EBITDA) for the most recently ended Test Period. Our leverage ratio was 3.94 to 1.00 as of the end of the first quarter of fiscal 2025 compared to 3.91 to 1.00 as of the end of fiscal 2024.
We were in compliance with the financial covenants related to the 2023 Facility as of March 30, 2025 and expect to remain in compliance over the next 12 months. If we are unable to meet the 2023 Facility financial or other covenants in future periods, it could limit our ability to draw on the revolving credit facility, could result in the lenders accelerating the maturity of such indebtedness and foreclosing upon the collateral pledged thereunder, and could require the replacement of the 2023 Facility with new sources of financing, which we may be unable to secure on favorable terms or at all, any of which could negatively impact our liquidity.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 29, 2024.
New Accounting Pronouncements
Refer to Note 1, Description of Business and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a detailed description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Effects of Changing Prices
We are exposed to the effects of commodity price fluctuations in the cost of ingredients of our products, of which flour, sugar, and shortening are the most significant. These costs are subject to fluctuations due to a number of factors, including, but not limited to, market conditions, economic and geopolitical uncertainty, demand for raw materials, weather, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), armed hostilities, and other factors beyond our control. During the first quarter of fiscal 2025, we continued to experience headwinds from commodity inflation globally. We have undertaken efforts to effectively manage inflationary cost increases through rapid inventory turnover and reduced inventory waste, and increased focus on resiliency of our supply chains. Additionally, from time to time we may enter into forward contracts for supply through our vendors for raw materials which are ingredients of our products or which are components of such ingredients, including wheat, sugar, and vegetable oil.
We are also exposed to the effects of commodity price fluctuations in the cost of gasoline used by our delivery vehicles. To mitigate the risk of fluctuations in the price of our fuel purchases, we may directly purchase commodity futures contracts.
Interest Rate Risk
We are exposed to changes in interest rates on any borrowings under our debt facilities, which bear interest based on the one-month SOFR (with a floor of zero). Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in SOFR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps on $500.0 million notional of our $897.0 million of outstanding debt under the 2023 Facility and short-term lines of credit as of March 30, 2025, which we account for as cash flow hedges. The interest rate swap agreements are scheduled to mature in March 2028. Based on the $397.0 million of unhedged outstanding as of March 30, 2025, a 100 basis point increase or decrease in the one-month SOFR would result in a $4.0 million increase or decrease, respectively, in interest expense for a 12-month period, based on the daily average of the one-month SOFR for the quarter ended March 30, 2025.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk on the operations of our subsidiaries that have functional currencies other than the U.S. dollar, whose revenues accounted for approximately 32% of our total net revenues through the first quarter ended March 30, 2025. A substantial majority of these revenues, or approximately $119.6 million through the first quarter ended March 30, 2025, were attributable to subsidiaries whose functional currencies are the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen. A 10% increase or decrease in the average exchange rate of these currencies against the U.S. dollar would have resulted in a decrease or increase, respectively, of approximately $12.0 million in our total net revenues for the quarter ended March 30, 2025.
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
As of March 30, 2025, we completed an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because of the material weakness in internal control over financial reporting related to access that could enable the creation of journal entries without review and approval. Please see “Controls and Procedures” in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 29, 2024 for more information relating to the material weakness.
Remediation Measures
Management is committed to taking actions to remediate the material weakness, which include designing and implementing additional or enhanced controls to address the access that could enable the creation of journal entries without review and approval, and system controls that enable proper segregation of duties related to journal entry data and processes. These actions are expected to be completed by the end of the second quarter of fiscal 2025. We can offer no assurance that these actions will ultimately have the intended effects. The material weakness will be considered remediated once the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, management will continue to monitor and evaluate the effectiveness of our internal control over financial reporting and the disclosure controls and procedures.
After giving full consideration to the material weakness mentioned above and the additional analyses and other procedures that were performed, management believes that the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations, and cash flows for the periods and dates presented.
Changes in Internal Controls over Financial Reporting
Although we began the process to remediate the material weakness, there were no changes during the fiscal quarter ended March 30, 2025 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of conducting our business, we have in the past and may in the future become involved in various legal actions and other claims. We may also become involved in other judicial, regulatory, and arbitration proceedings concerning matters arising in connection with the conduct of our business. Some of these matters may involve claims of substantial amounts. These legal proceedings may be subject to many uncertainties and there can be no assurance of the outcome of any individual proceedings. See Note 11, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 29, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1
Incremental Assumption Agreement and Amendment No. 1 to Credit Agreement, dated May 2, 2025, by and among Krispy Kreme, Inc., Cotton Parent, Inc., Krispy Kreme Doughnuts, Inc., the other loan parties party thereto, the lenders party thereto and BNP Paribas as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File number 001-40573, filed on May 8, 2025, and incorporated by reference herein)

10.2
Incremental Assumption Agreement and Amendment No. 2 to Credit Agreement, dated May 7, 2025, by and among Krispy Kreme, Inc., Cotton Parent, Inc., Krispy Kreme Doughnuts, Inc., the other loan parties party thereto, the lenders party thereto and BNP Paribas as administrative agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, File number 001-40573, filed on May 8, 2025, and incorporated by reference herein)

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive (Loss)/Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 8, 2025

Krispy Kreme, Inc.

By:	/s/ Jeremiah Ashukian
Name:	Jeremiah Ashukian
Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)