Form 10-Q
period 2025-06-29
Krispy Kreme, Inc.
filed 2025-08-08
CIK 1857154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number: 001-40573

Krispy Kreme, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	37-1701311
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
2116 Hawkins Street, Suite 101, Charlotte, North Carolina 28203
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

The registrant had outstanding 171.2 million shares of common stock as of August 1, 2025.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Krispy Kreme, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended
	June 29, 2025 (13 weeks)	June 30, 2024 (13 weeks)	June 29, 2025 (26 weeks)	June 30, 2024 (26 weeks)
Net revenues
Product sales	$371,377	$429,411	$737,856	$862,923
Royalties and other revenues	8,390	9,398	17,095	18,584
Total net revenues	379,767	438,809	754,951	881,507
Product and distribution costs	92,627	107,846	183,363	214,861
Operating expenses	210,712	212,504	409,555	417,699
Selling, general and administrative expense	62,920	64,466	122,325	136,040
Marketing expenses	12,185	12,416	22,424	24,531
Pre-opening costs	1,471	967	2,400	2,072
Goodwill and other asset impairments	406,932	201	407,094	448
Other income, net	(8,311)	(1,050)	(7,073)	(1,097)
Depreciation and amortization expense	35,782	34,600	69,683	68,186
Operating (loss)/income	(434,551)	6,859	(454,820)	18,767
Interest expense, net	16,696	14,452	32,892	28,188
Loss on divestiture of Insomnia Cookies	11,501	—	11,501	—
Other non-operating (income)/expense, net	(1,177)	949	(1,570)	1,522
Loss before income taxes	(461,571)	(8,542)	(497,643)	(10,943)
Income tax (benefit)/expense	(20,453)	(3,611)	(23,120)	651
Net loss	(441,118)	(4,931)	(474,523)	(11,594)
Net (loss)/income attributable to noncontrolling interest	(5,858)	560	(5,979)	2,431
Net loss attributable to Krispy Kreme, Inc.	$(435,260)	$(5,491)	$(468,544)	$(14,025)
Net loss per share:
Common stock — Basic	$(2.55)	$(0.03)	$(2.75)	$(0.08)
Common stock — Diluted	$(2.55)	$(0.03)	$(2.75)	$(0.08)
Weighted average shares outstanding:
Basic	170,802	169,095	170,546	168,890
Diluted	170,802	169,095	170,546	168,890
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Comprehensive (Loss)/Income (Unaudited)
(in thousands)

	Quarter Ended		Two Quarters Ended
	June 29, 2025 (13 weeks)	June 30, 2024 (13 weeks)	June 29, 2025 (26 weeks)	June 30, 2024 (26 weeks)
Net loss	$(441,118)	$(4,931)	$(474,523)	$(11,594)
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustment	25,797	(7,944)	34,283	(14,013)
Unrealized loss on cash flow hedges, net of income taxes (1)	(1,862)	(3,504)	(6,429)	(6,188)
Total other comprehensive income/(loss)	23,935	(11,448)	27,854	(20,201)
Comprehensive loss	(417,183)	(16,379)	(446,669)	(31,795)
Net (loss)/income attributable to noncontrolling interest	(5,858)	560	(5,979)	2,431
Foreign currency translation adjustment attributable to noncontrolling interest	668	(62)	741	(361)
Total comprehensive (loss)/income attributable to noncontrolling interest	(5,190)	498	(5,238)	2,070
Comprehensive loss attributable to Krispy Kreme, Inc.	$(411,993)	$(16,877)	$(441,431)	$(33,865)
(1)Net of income tax benefit of $0.6 million and $2.1 million for the quarter and two quarters ended June 29, 2025, respectively, and $1.2 million and $2.1 million for the quarter and two quarters ended June 30, 2024, respectively.
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	(Unaudited) June 29, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$21,264	$28,962
Restricted cash	559	353
Accounts receivable, net	57,252	67,722
Inventories	33,697	28,133
Taxes receivable	18,012	16,155
Prepaid expense and other current assets	23,774	31,615
Total current assets	154,558	172,940
Property and equipment, net	509,387	511,139
Goodwill, net	711,780	1,047,581
Other intangible assets, net	812,344	819,934
Operating lease right of use asset, net	418,602	409,869
Investments in unconsolidated entities	6,077	91,070
Other assets	17,726	19,497
Total assets	$2,630,474	$3,072,030
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$67,603	$56,356
Current operating lease liabilities	46,979	46,620
Accounts payable	97,442	123,316
Accrued liabilities	110,866	124,212
Structured payables	134,721	135,668
Total current liabilities	457,611	486,172
Long-term debt, less current portion	889,442	844,547
Noncurrent operating lease liabilities	419,388	405,366
Deferred income taxes, net	99,774	130,745
Other long-term obligations and deferred credits	46,070	40,768
Total liabilities	1,912,285	1,907,598
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 300,000 shares authorized as of both June 29, 2025 and December 29, 2024; 170,964 and 170,060 shares issued and outstanding as of June 29, 2025 and December 29, 2024, respectively	1,710	1,701
Additional paid-in capital	1,472,845	1,466,508
Shareholder note receivable	(1,785)	(1,906)
Accumulated other comprehensive loss, net of income tax	(5,015)	(32,128)
Retained deficit	(774,164)	(299,638)
Total shareholders’ equity attributable to Krispy Kreme, Inc.	693,591	1,134,537
Noncontrolling interest	24,598	29,895
Total shareholders’ equity	718,189	1,164,432
Total liabilities and shareholders’ equity	$2,630,474	$3,072,030
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained Deficit	Noncontrolling Interest	Total
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized Income/(Loss) on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at December 29, 2024	170,060	$1,701	$1,466,508	$(1,906)	$(32,065)	$270	$(333)	$(299,638)	$29,895	$1,164,432
Net loss for the quarter ended March 30, 2025	—	—	—	—	—	—	—	(33,284)	(121)	(33,405)
Other comprehensive income/(loss) for the quarter ended March 30, 2025 before reclassifications	—	—	—	—	8,413	(4,280)	—	—	73	4,206
Reclassification from AOCI	—	—	—	—	—	(287)	—	—	—	(287)
Share-based compensation	—	—	2,603	—	—	—	—	—	—	2,603
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,969)	—	(5,969)
Distribution to noncontrolling interest	—	—	(103)	127	—	—	—	—	(60)	(36)
Issuance of common stock upon settlement of RSUs, net of shares withheld	240	2	(125)	—	—	—	—	—	—	(123)
Other	—	—	—	(3)	—	—	—	—	(1)	(4)
Balance at March 30, 2025	170,300	$1,703	$1,468,883	$(1,782)	$(23,652)	$(4,297)	$(333)	$(338,891)	$29,786	$1,131,417
Net loss for the quarter ended June 29, 2025	—	—	—	—	—	—	—	(435,260)	(5,858)	(441,118)
Other comprehensive income/(loss) for the quarter ended June 29, 2025 before reclassifications	—	—	—	—	25,129	(1,526)	—	—	668	24,271
Reclassification from AOCI	—	—	—	—	—	(336)	—	—	—	(336)
Share-based compensation	—	—	4,634	—	—	—	—	—	—	4,634
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(13)	—	(13)
Issuance of common stock upon settlement of RSUs, net of shares withheld	664	7	(671)	—	—	—	—	—	—	(664)
Other	—	—	(1)	(3)	—	—	—	—	2	(2)
Balance at June 29, 2025	170,964	$1,710	$1,472,845	$(1,785)	$1,477	$(6,159)	$(333)	$(774,164)	$24,598	$718,189

See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained Deficit	Noncontrolling Interest	Total
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized Income/(Loss) on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at December 31, 2023	168,628	$1,686	$1,443,591	$(3,850)	$1,985	$5,629	$(368)	$(278,990)	$94,100	$1,263,783
Net (loss)/income for the quarter ended March 31, 2024	—	—	—	—	—	—	—	(8,534)	1,871	(6,663)
Other comprehensive (loss)/income for the quarter ended March 31, 2024 before reclassifications	—	—	—	—	(5,770)	367	—	—	(299)	(5,702)
Reclassification from AOCI	—	—	—	—	—	(3,051)	—	—	—	(3,051)
Capital contribution by shareholders, net of loans issued	—	—	—	232	—	—	—	—	—	232
Share-based compensation	—	—	6,986	—	—	—	—	—	—	6,986
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,905)	—	(5,905)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(977)	(977)
Issuance of common stock upon settlement of RSUs, net of shares withheld	103	1	(805)	—	—	—	—	—	—	(804)
Other	—	—	1	(11)	—	—	—	(1)	(1)	(12)
Balance at March 31, 2024	168,731	$1,687	$1,449,773	$(3,629)	$(3,785)	$2,945	$(368)	$(293,430)	$94,694	$1,247,887
Net (loss)/income for the quarter ended June 30, 2024	—	—	—	—	—	—	—	(5,491)	560	(4,931)
Other comprehensive loss for the quarter ended June 30, 2024 before reclassifications	—	—	—	—	(7,882)	(488)	—	—	(62)	(8,432)
Reclassification from AOCI	—	—	—	—	—	(3,016)	—	—	—	(3,016)
Capital contribution by shareholders, net of loans issued	—	—	—	687	—	—	—	—	—	687
Share-based compensation	—	—	7,648	—	—	—	—	—	—	7,648
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,919)	—	(5,919)
Distribution to noncontrolling interest	—	—	—	105	—	—	—	—	(1,274)	(1,169)
Issuance of common stock upon settlement of RSUs, net of shares withheld	626	6	(3,477)	—	—	—	—	—	—	(3,471)
Other	—	1	—	(28)	—	—	—	—	—	(27)
Balance at June 30, 2024	169,357	$1,694	$1,453,944	$(2,865)	$(11,667)	$(559)	$(368)	$(304,840)	$93,918	$1,229,257
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Two Quarters Ended
	June 29, 2025 (26 weeks)	June 30, 2024 (26 weeks)
CASH FLOWS (USED FOR)/PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(474,523)	$(11,594)
Adjustments to reconcile net loss to net cash (used for)/provided by operating activities:
Depreciation and amortization expense	69,683	68,186
Deferred and other income taxes	(30,785)	(5,338)
Goodwill impairment	355,958	—
Other asset impairments and lease termination charges	51,136	448
Loss/(gain) on disposal of property and equipment	403	(3)
Loss on divestiture of Insomnia Cookies	11,501	—
Gain on sale-leaseback	(6,749)	—
Share-based compensation	7,237	14,634
Change in accounts and notes receivable allowances	986	327
Inventory write-off	1,495	1,038
Amortization related to settlement of interest rate swap derivatives	—	(5,910)
Other	2,224	858
Change in operating assets and liabilities, excluding foreign currency translation adjustments	(41,943)	(47,121)
Net cash (used for)/provided by operating activities	(53,377)	15,525
CASH FLOWS PROVIDED BY/(USED FOR) INVESTING ACTIVITIES:
Purchase of property and equipment	(54,106)	(60,735)
Proceeds from sale-leaseback	10,882	—
Purchase of equity method investment	(2,140)	(3,506)
Net proceeds from divestiture of Insomnia Cookies	75,000	—
Principal payments received from loans to franchisees	1,202	—
Disbursement for loan receivable	—	(1,086)
Other investing activities	99	166
Net cash provided by/(used for) investing activities	30,937	(65,161)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from the issuance of debt	516,900	365,000
Repayment of long-term debt and lease obligations	(485,894)	(306,797)
Payment of financing costs	(825)	—
Proceeds from structured payables	198,052	190,162
Payments on structured payables	(199,228)	(190,811)
Capital contribution by shareholders, net of loans issued	—	919
Distribution to shareholders	(11,934)	(11,807)
Payments for repurchase and retirement of common stock	(787)	(4,275)
Distribution to noncontrolling interest	(36)	(2,146)
Net cash provided by financing activities	16,248	40,245
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,300)	(115)
Net decrease in cash, cash equivalents and restricted cash	(7,492)	(9,506)
Cash, cash equivalents and restricted cash at beginning of period	29,315	38,614
Cash, cash equivalents and restricted cash at end of period	$21,823	$29,108
Supplemental schedule of non-cash investing and financing activities:
Increase in accrual for property and equipment	$10,312	$12,176
Accrual for distribution to shareholders	—	(5,919)
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$21,264	$28,625
Restricted cash	559	483
Total cash, cash equivalents and restricted cash	$21,823	$29,108
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
Basis of Presentation and Consolidation
The Company operates and reports financial information on a 52 or 53-week year with the fiscal year ending on the Sunday closest to December 31. The quarters ended June 29, 2025 and June 30, 2024 were both 13-week periods.
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
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto as of and for the year ended December 29, 2024, included in the Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet as of December 29, 2024 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations for the quarter and two quarters ended June 29, 2025 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 28, 2025.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements for the year ended December 29, 2024 included in the Annual Report on Form 10-K. There have been no material changes to the significant accounting policies during the quarter ended June 29, 2025.

Termination of the Business Relationship Agreement with McDonald’s USA
On June 24, 2025, the Company and McDonald’s USA, LLC (“McDonald’s USA”) announced that the companies had jointly decided to terminate the Business Relationship Agreement between Krispy Kreme Doughnut Corporation and McDonald’s USA (the “Business Relationship Agreement”) effective July 2, 2025 (the “Termination Effective Date”). Effective as of the Termination Effective Date, neither party has any further obligations to the other party under the Business Relationship Agreement except for obligations related to confidentiality, indemnification, and certain other miscellaneous provisions that expressly survive termination.
Goodwill and Other Asset Impairments
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
In the quarter ended June 29, 2025, management identified impairment indicators that required a quantitative assessment of goodwill outside of management’s routine annual assessment. These indicators included that during the two quarters ended June 29, 2025, the Company experienced a decline in its stock price and market capitalization, which became significant and sustained during the quarter ended June 29, 2025. In addition, the Company’s operating results for the quarter were below previous forecasts. Lastly, the Company updated its forecasts for the full year following termination of the Business Relationship Agreement with McDonald’s USA during the quarter, and the updated forecasts were below previous forecasts. After completing the quantitative impairment test, management concluded that the estimated fair values of the U.S., Krispy Kreme Holding U.K. Ltd. (“KK U.K.”), and KK Australia reporting units had declined below their carrying values, and management recognized a cumulative, non-cash, partial goodwill impairment charge of $356.0 million (gross of income taxes) in the quarter ended June 29, 2025.
The estimated fair values of the reporting units were based on estimates and assumptions that are considered Level 3 inputs under the fair value hierarchy. In estimating the fair values of the reporting units, management reconciles the fair value of the Company to the Company’s market capitalization. Consistent with the most recent quantitative assessment for the fiscal year ended December 29, 2024, management utilized a discounted cash flow approach and a market approach to determine fair values, allocating 50% to each approach. These calculations require management to make assumptions and to apply judgment when estimating future cash flows and asset fair values, including projected revenue growth and operating expenses related to existing businesses, product innovation, and new shop concepts, as well as selecting valuation multiples of similar publicly traded companies and an appropriate discount rate. Estimates of revenue growth and operating expenses are based on internal projections considering the reporting unit’s past performance and forecasted growth, strategic initiatives, local market economics, and the local business environment impacting the reporting unit’s performance. The discount rate is selected based on the estimated cost of capital for a market participant to operate the reporting unit in the region. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approaches are highly subjective, and the Company’s ability to realize the future cash flows used in management’s fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in operating performance, and changes in business strategies, including retail initiatives and international expansion. For the discounted cash flow approach, management applied discount rates to management’s projected cash flows of approximately 10.0%, 12.0%, and 12.0% for the U.S., KK U.K., and KK Australia reporting units, respectively.
If the Company’s future performance varies from current expectations, assumptions, or estimates this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values, resulting in a decline in fair value that may result in future impairment charges. Management will continue to monitor developments, including updates to forecasts and the Company’s market capitalization. Goodwill impairment assessment may be required in the future which could result in updates to goodwill and related estimates in the future. Refer to Note 4, Goodwill and Other Intangible Assets, net for additional information.
Additionally, in response to management’s updated forecasts and the termination of the Business Relationship Agreement with McDonald’s USA during the quarter ended June 29, 2025, the Company recorded non-cash long-lived asset impairment charges of $22.1 million and non-cash lease impairment and termination costs of $28.9 million. These impairment charges, along with the goodwill impairment, are included in Goodwill and other asset impairments in the Condensed Consolidated Statements of Operations.

The goodwill and other asset impairments do not have an impact on the Company’s compliance with the financial covenants under the Company’s debt arrangements.
Reclassifications
In the Condensed Consolidated Statements of Operations, Goodwill and other asset impairments in the comparative period have been reclassified (formerly presented within Other income, net) to be consistent with current quarter presentation.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid disclosures. The ASU requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further disaggregated by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state, and foreign and by individual jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity should apply the amendments in this ASU prospectively, with retrospective application permitted. The Company expects this ASU to impact its annual income tax disclosures, but with no impacts to its results of operations, cash flows, and financial condition.
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

Note 2 — Acquisitions and Divestitures
2025 Acquisitions and Divestitures
Equity Method Investments
In the quarter ended June 29, 2025, the Company invested approximately $2.1 million in cash to maintain a 45.0% noncontrolling ownership interest in Krispy Kreme Doughnuts Brasil S.A. (“KK Brazil”). As the Company has the ability to exercise significant influence over KK Brazil, but does not have the ability to exercise control, the investment is accounted for using the equity method, and equity method earnings are recognized within Other income, net in the Condensed Consolidated Statements of Operations.
Divestiture of Insomnia Cookies
In the quarter ended June 29, 2025, the Company sold the remainder of its ownership interest in Insomnia Cookies Holdings, LLC (“Insomnia Cookies”) for aggregate cash proceeds of $75.0 million. Insomnia Cookies was previously accounted for using the equity method, and the Company recognized a loss on divestiture of $11.5 million (gross of income taxes) which is included within Loss on divestiture of Insomnia Cookies in the Condensed Consolidated Statements of Operations.
2024 Acquisitions
Equity Method Investments
In the quarter ended June 30, 2024, the Company acquired a 45.0% noncontrolling ownership interest in the newly formed entity, KK Brazil, for approximately $2.7 million in cash, and a 25.0% noncontrolling ownership interest in the newly formed entity, Glaseadas Originales S.L. (“KK Spain”), for approximately $0.8 million in cash. Both investments are accounted for using the equity method, and equity method earnings are recognized within Other income, net in the Condensed Consolidated Statements of Operations.
Note 3 — Inventories
The components of Inventories are as follows:

	June 29, 2025	December 29, 2024
Raw materials	$23,523	$20,698
Work in progress	221	328
Finished goods and purchased merchandise	9,953	7,107
Total inventories	$33,697	$28,133

Note 4 — Goodwill and Other Intangible Assets, net
Goodwill, net
Changes in the carrying amount of goodwill by reportable segment are as follows:

	U.S.	International	Market Development	Total
Balance as of December 29, 2024	$652,784	$283,018	$111,779	$1,047,581
Adjustments related to deferred taxes	(516)	—	—	(516)
Goodwill impairment (1)	(270,162)	(85,796)	—	(355,958)
Foreign currency impact	—	20,673	—	20,673
Balance as of June 29, 2025	$382,106	$217,895	$111,779	$711,780
(1)Refer to Note 1, Description of Business and Summary of Significant Accounting Policies for more information on the goodwill impairment.
Other Intangible Assets, net
Other intangible assets consist of the following:

	June 29, 2025			December 29, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible assets with indefinite lives
Trade names and trademarks	$553,400	$—	$553,400	$553,400	$—	$553,400
Intangible assets with definite lives
Franchise agreements	27,154	(11,706)	15,448	27,154	(11,050)	16,104
Customer relationships	15,000	(7,710)	7,290	15,000	(7,277)	7,723
Reacquired franchise rights (1)	418,673	(182,467)	236,206	402,894	(160,187)	242,707
Total intangible assets with definite lives	460,827	(201,883)	258,944	445,048	(178,514)	266,534
Total intangible assets	$1,014,227	$(201,883)	$812,344	$998,448	$(178,514)	$819,934
(1)Reacquired franchise rights include the impact of foreign currency fluctuations associated with the respective countries.
Amortization expense related to intangible assets included in depreciation and amortization expense was $7.8 million and $15.5 million for the quarter and two quarters ended June 29, 2025, respectively, and $7.4 million and $14.8 million for the quarter and two quarters ended June 30, 2024, respectively.

Note 5 — Leases
The Company included the following amounts related to operating and finance lease assets and liabilities within the Condensed Consolidated Balance Sheets:

		As of
		June 29, 2025	December 29, 2024
Assets	Classification
Operating lease	Operating lease right of use asset, net	$418,602	$409,869
Finance lease	Property and equipment, net	67,606	72,221
Total leased assets		$486,208	$482,090
Liabilities
Current
Operating lease	Current operating lease liabilities	$46,979	$46,620
Finance lease	Current portion of long-term debt	20,754	16,356
Noncurrent
Operating lease	Noncurrent operating lease liabilities	419,388	405,366
Finance lease	Long-term debt, less current portion	73,615	63,369
Total leased liabilities		$560,736	$531,711
Lease costs were as follows:

		Quarter Ended		Two Quarters Ended
		June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Lease cost	Classification
Operating lease cost	Selling, general and administrative expense	$736	$879	$1,537	$1,814
Operating lease cost	Operating expenses	22,988	24,365	45,101	48,388
Short-term lease cost	Operating expenses	1,562	1,265	2,745	2,350
Variable lease costs	Operating expenses	8,078	7,398	15,075	14,831
Sublease income	Royalties and other revenues	(92)	(35)	(176)	(70)
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization expense	$5,746	$2,867	$11,042	$5,788
Interest on lease liabilities	Interest expense, net	1,524	865	2,988	1,742

Supplemental disclosures of cash flow information related to leases were as follows:

	Two Quarters Ended
	June 29, 2025	June 30, 2024
Other information
Cash paid for leases:
Operating cash flows for operating leases (1)	$61,102	$58,406
Operating cash flows for finance leases	2,981	1,728
Financing cash flows for finance leases	10,744	5,297
Right of use assets obtained in exchange for new lease liabilities:
Operating leases	$34,018	$26,909
Finance leases	24,812	4,594
(1)Operating cash flows for operating leases include variable rent payments which are not included in the measurement of lease liabilities. Variable rent payments were $15.1 million for the two quarters ended June 29, 2025 and $14.8 million for the two quarters ended June 30, 2024.
In the quarter ended June 29, 2025, the Company completed two sale-leaseback transactions whereby it disposed of real estate at two properties for cumulative proceeds of $10.9 million. The Company subsequently leased back the properties, which are accounted for as operating leases. The Company recognized net gains on sale of $6.7 million, which are included in Other income, net on the Condensed Consolidated Statement of Operations. There were no sale-leaseback transactions completed in the two quarters ended June 30, 2024.
In the quarter ended June 29, 2025, the Company recorded lease impairment and termination costs of $28.9 million. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies for more information.

Note 6 — Fair Value Measurements
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of June 29, 2025 and December 29, 2024:

June 29, 2025
Level 2
Assets:
Commodity derivatives	$134
Total Assets	$134

Liabilities:
Interest rate derivatives	$8,213
Foreign currency derivatives	866
Total Liabilities	$9,079

December 29, 2024
Level 2
Assets:
Interest rate derivatives	$362
Total Assets	$362

Liabilities:
Foreign currency derivatives	$749
Commodity derivatives	6
Total Liabilities	$755
There were no assets or liabilities measured using Level 1 or Level 3 inputs and no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the two quarters ended June 29, 2025 and fiscal year ended December 29, 2024. The Company’s derivatives are valued using discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates.

Note 7 — Derivative Instruments
Commodity Price Risk
The Company uses forward contracts to protect against the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar, and shortening are the most significant, and the cost of gasoline used by its delivery vehicles. Management has not designated these forward contracts as hedges. As of both June 29, 2025 and December 29, 2024, the total notional amount of commodity derivatives was 1.5 million gallons of fuel. They are scheduled to mature between July 2025 and March 2026 and January 2025 and October 2025, respectively. As of June 29, 2025 and December 29, 2024, the Company recorded balances of $0.1 million and less than $0.1 million, respectively, related to the fair market values of its commodity derivatives. The settlement of commodity derivative contracts is reported in the Condensed Consolidated Statements of Cash Flows as a cash flow from operating activities.
Interest Rate Risk
The Company uses interest rate swaps to manage its exposure to interest rate volatility from its debt arrangements. Management has designated the swap agreements as cash flow hedges and recognized the changes in the fair value of these swaps in other comprehensive income. As of June 29, 2025 and December 29, 2024, the aggregate notional amount hedged by the swap agreements was $550.0 million and $500.0 million of term loan principal, respectively. As of June 29, 2025 and December 29, 2024, the Company has recorded a liability of $8.2 million and an asset of $0.4 million, respectively, related to the fair market values of its interest rate derivatives. The cash flows associated with the interest rate swaps are reflected in operating activities in the Condensed Consolidated Statements of Cash Flows, which is consistent with the classification as operating activities of the interest payments on the term loan.
The net effect of the interest rate swap arrangements is to fix the variable interest rate on the term loan under the 2023 Facility (as defined in Note 9, Long-Term Debt) up to the notional amount outstanding at the rates payable under the swap agreements plus the Applicable Rate (as defined by the 2023 Facility), through the swap maturity dates in March 2028.
Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency exchange rate risk primarily from its investments in consolidated subsidiaries that operate in Canada, the U.K., Ireland, Australia, New Zealand, Mexico, and Japan. In order to mitigate foreign exchange fluctuations, the Company enters into foreign exchange forward contracts. Management has not designated these forward contracts as hedges. As of June 29, 2025 and December 29, 2024, the total notional amount of foreign exchange derivatives was $214.3 million and $152.6 million, respectively. The majority matured in July 2025 and January 2025, respectively. The Company recorded liabilities of $0.9 million and $0.7 million as of June 29, 2025 and December 29, 2024, respectively, related to the fair market values of its foreign exchange derivatives.
Quantitative Summary of Derivative Positions and Their Effect on Results of Operations
The following tables present the fair values of derivative instruments included in the Condensed Consolidated Balance Sheets as of June 29, 2025 and December 29, 2024, for derivatives not designated as hedging instruments and derivatives designated as hedging instruments, respectively. The Company only has cash flow hedges that are designated as hedging instruments.

	Derivatives Fair Value
Derivatives Not Designated as Hedging Instruments	June 29, 2025	December 29, 2024	Balance Sheet Location
Commodity derivatives	$134	$—	Prepaid expense and other current assets
Total Assets	$134	$—
Foreign currency derivatives	$866	$749	Accrued liabilities
Commodity derivatives	—	6	Accrued liabilities
Total Liabilities	$866	$755

	Derivatives Fair Value
Derivatives Designated as Hedging Instruments	June 29, 2025	December 29, 2024	Balance Sheet Location
Interest rate derivatives (current)	$—	$112	Prepaid expense and other current assets
Interest rate derivatives (noncurrent)	—	250	Other assets
Total Assets	$—	$362
Interest rate derivatives (current)	$2,996	$—	Accrued liabilities
Interest rate derivatives (noncurrent)	5,217	—	Other long-term obligations and deferred credits
Total Liabilities	$8,213	$—
The effect of derivative instruments in the Condensed Consolidated Statements of Operations for the quarters and two quarters ended June 29, 2025 and June 30, 2024 is as follows:

	Derivative Gain Recognized in Income for the Quarter Ended		Derivative Gain Recognized in Income for the Two Quarters Ended
Derivatives Designated as Hedging Instruments	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	Location of Derivative Gain Recognized in Income
Gain on interest rate derivatives	$336	$3,016	$623	$6,067	Interest expense, net
	$336	$3,016	$623	$6,067

	Derivative (Loss)/Gain Recognized in Income for the Quarter Ended		Derivative (Loss)/Gain Recognized in Income for the Two Quarters Ended
Derivatives Not Designated as Hedging Instruments	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	Location of Derivative (Loss)/Gain Recognized in Income
(Loss)/Gain on foreign currency derivatives	$(220)	$191	$(117)	$(63)	Other non-operating (income)/expense, net
Gain/(loss) on commodity derivatives	45	(87)	140	367	Other non-operating (income)/expense, net
	$(175)	$104	$23	$304

Note 8 — Vendor Finance Programs
The following table presents liabilities related to vendor finance programs which the Company participates in as a buyer as of June 29, 2025 and December 29, 2024:

	June 29, 2025	December 29, 2024	Balance Sheet Location
Supply chain financing programs	$3,696	$6,912	Accounts payable
Structured payables programs	134,721	135,668	Structured payables
Total Liabilities	$138,417	$142,580
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

Note 9 — Long-Term Debt
The Company’s long-term debt obligations consist of the following:

	June 29, 2025	December 29, 2024
2023 Facility — term loan	$763,750	$647,500
2023 Facility — revolving credit facility	97,500	172,000
Short-term lines of credit	5,000	5,000
Less: Debt issuance costs	(3,574)	(3,322)
Finance lease obligations	94,369	79,725
Total long-term debt	957,045	900,903
Less: Current portion of long-term debt	(67,603)	(56,356)
Long-term debt, less current portion	$889,442	$844,547
2023 Secured Credit Facility
The Company is party to a credit agreement (the “2023 Facility”) consisting of a $300.0 million senior secured revolving credit facility and a term loan with an original principal amount of $700.0 million. During the quarter ended June 29, 2025, the Company amended the 2023 Facility (referred to herein as the “2025 Amendment”) to, among other things, establish additional, incremental term loan commitments in an aggregate principal amount of $125.0 million. During the quarter ended June 29, 2025, the Company capitalized $0.8 million of debt issuance costs related to the 2025 Amendment.
Borrowings under the 2023 Facility are generally subject to an interest rate of adjusted term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.10% plus (i) 2.25% if the Company’s leverage ratio (as defined in the 2023 Facility) equals or exceeds 4.00 to 1.00, (ii) 2.00% if the Company’s leverage ratio is less than 4.00 to 1.00 but greater than or equal to 3.00 to 1.00, or (iii) 1.75% if the Company’s leverage ratio is less than 3.00 to 1.00. As of June 29, 2025 and December 29, 2024, the unhedged interest rates were 6.43% and 6.48% under the 2023 Facility, respectively. As of June 29, 2025 and December 29, 2024, $550.0 million and $500.0 million, respectively, of the outstanding term loan balance was hedged, with the interest rate swap agreements scheduled to mature in March 2028. As of June 29, 2025 and December 29, 2024, the effective interest rates on the term loan were approximately 6.17% and 6.20%, respectively. The Company is required to make installments of 1.25% of the aggregate closing date principal amounts of the term loan on the last day of each fiscal quarter. All remaining term loan and revolving loan balances are to be due at maturity in March 2028.
The 2023 Facility is secured by a first priority lien on substantially all of the Company’s personal property assets, certain real estate properties, and all of the Company’s domestic wholly owned subsidiaries. Loans made pursuant to the 2023 Facility may be used for general corporate purposes of the Company (including, but not limited to, financing working capital needs, capital expenditures, acquisitions, and other investments) and for any other purpose not prohibited under the related loan documents. The 2025 Amendment imposed certain restrictions on the ability to make restricted payments, including dividends, if the leverage ratio under the 2023 Facility exceeds 3.00 to 1.00.
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
RSU and PSU activity under the Company’s various plans during the periods presented is as follows:

(in thousands, except per share amounts)	Non-vested shares outstanding at December 29, 2024	Granted	Vested	Forfeited	Non-vested shares outstanding at June 29, 2025
KKI
RSUs and PSUs	5,984	4,499	1,145	825	8,513
Weighted Average Grant Date Fair Value	$14.29	4.34	14.86	13.26	$9.05
KK U.K.
RSUs	7	—	3	4	—
Weighted Average Grant Date Fair Value	$29.80	—	29.80	29.80	$—
KK Australia
RSUs	137	—	63	—	74
Weighted Average Grant Date Fair Value	$1.39	—	1.67	—	$1.53
KK Mexico
RSUs	18	—	—	—	18
Weighted Average Grant Date Fair Value	$30.01	—	—	—	$30.01
The Company recorded total non-cash compensation expense related to the RSUs and PSUs under the plans of $4.2 million and $6.4 million for the quarter and two quarters ended June 29, 2025, respectively, and $6.8 million and $12.9 million for the quarter and two quarters ended June 30, 2024, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The unrecognized compensation cost related to the unvested RSUs and PSUs and the weighted average period over which such cost is expected to be recognized are as follows:

	As of June 29, 2025
	Unrecognized Compensation Cost	Recognized Over a Weighted Average Period of
KKI	$45,363	2.7 years
KK Australia	13	0.6 years
KK Mexico	16	0.1 years
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
The status of the time-vested stock options as of December 29, 2024 and changes during the first two quarters of fiscal 2025 are presented below:

	Share options outstanding at				Share options outstanding at
(in thousands, except per share amounts)	December 29, 2024	Granted	Exercised	Forfeited or Expired	June 29, 2025
KKI
Options	2,662	—	—	73	2,589
Weighted Average Grant Date Fair Value	$5.88	—	—	6.10	$5.87
Weighted Average Exercise Price	$14.27	—	—	14.61	$14.26
The Company recorded total non-cash compensation expense related to the time-vested stock options of $0.4 million and $0.8 million for the quarter and two quarters ended June 29, 2025, respectively, and $0.9 million and $1.8 million for the quarter and two quarters ended June 30, 2024, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The unrecognized compensation cost related to the stock options and the weighted average period over which such cost is expected to be recognized are as follows:

	As of June 29, 2025
	Unrecognized Compensation Cost	Recognized Over a Weighted Average Period of
KKI	$2,220	0.7 years
No time-vested stock options vested during the quarter and two quarters ended June 29, 2025. During the quarter and two quarters ended June 30, 2024, 1.5 million time-vested stock options vested.

Note 11 — Income Taxes
For interim tax reporting, the Company estimates a worldwide annual effective tax rate and applies that rate to the year-to-date ordinary (loss)/income. The tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.
The Company’s effective income tax rates were 4.4% and 4.6% for the quarter and two quarters ended June 29, 2025, respectively, and 42.3% and -5.9% for the quarter and two quarters ended June 30, 2024, respectively. The Company’s effective income tax rate for the quarter ended June 29, 2025 differed from the respective statutory rates primarily due to the tax effects of goodwill impairment charges, the mix of income and taxes attributable to foreign jurisdictions, disallowed executive compensation expense, and the sale of the Company’s investment in Insomnia Cookies. The Company’s effective income tax rate for the quarter ended June 30, 2024 differed from the respective statutory rates primarily due to disallowed executive compensation expense, the mix of income and taxes attributable to foreign jurisdictions, and noncontrolling interest in domestic joint ventures.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The legislation permanently extends certain expiring provisions of the Tax Cuts and Jobs Act, alters aspects of the U.S. international tax regime, and reinstates certain business tax provisions, among other changes. The OBBBA has multiple effective dates, with provisions becoming effective in 2025 through 2027. The Company is currently assessing the OBBBA’s expected impact on its consolidated financial statements.
Note 12 — Commitments and Contingencies
Pending Litigation
Securities Litigation
On May 16, 2025, a shareholder of the Company filed a putative federal securities class action in the Western District of North Carolina against the Company, its Chief Executive Officer (“CEO”), and its former Chief Financial Officer (“CFO”). On June 30, 2025, a shareholder of the Company filed a similar putative federal securities class action in the Western District of North Carolina against the Company, its CEO, and its former CFO. Both actions allege that, throughout the proposed putative class periods, defendants made materially false and/or misleading statements and/or failed to disclose materially adverse facts concerning the Company’s business, operations, and prospects related to the Business Relationship Agreement with McDonald’s USA. Motions to appoint lead plaintiff for both actions were filed on June 15, 2025.
Data Breach Litigation
On June 16, 2025, the Company released a Notice of Data Breach stating that on November 29, 2024, the Company became aware of the 2024 Cybersecurity Incident (defined below) and on May 22, 2025, the Company’s investigation determined that personal information of certain individuals was affected. Beginning on June 20, 2025, several putative class actions lawsuits have been filed against the Company in the Middle District of North Carolina and the Western District of North Carolina. The complaints assert claims of negligence, negligence per se, unjust enrichment, breach of implied contract, breach of the implied covenant of good faith and fair dealing, breach of confidence, breach of fiduciary duty, breach of bailment, invasion of privacy, declaratory judgment, and violations of California and North Carolina statutory law, arising from the Company’s alleged failure to secure and safeguard the personally identifiable information and private health information of plaintiffs and purported class members.
The securities litigation and data breach litigation are currently in the pleading phase. The Company has engaged external counsel with respect to these matters and intends to vigorously defend against them. It is too soon to predict with any certainty what, if any, damages could be awarded if liability were found.
Shareholder Derivative Litigation
On June 13, 2025 and June 25, 2025, purported shareholders of the Company filed shareholder derivative actions in the Western District of North Carolina against its CEO, its former CFO, and current and former members of its Board of Directors. Both derivative actions allege that the derivative defendants breached their fiduciary duties by allowing the Company to issue materially false and misleading statements and failed to maintain adequate internal controls. This matter is currently in the pleading phase and the Company has engaged external counsel with respect to this matter.

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
Other Commitments and Contingencies
The Company’s primary banks issued letters of credit on its behalf totaling $20.3 million as of June 29, 2025 and $20.8 million as of December 29, 2024, a majority of which secure the Company’s reimbursement obligations to insurers under its self-insurance arrangements.
Note 13 — Related Party Transactions
As of June 29, 2025 the Company held minority equity interests in three entities, Krispy Kreme Doughnuts France SAS (“KK France”) (33.0% ownership), KK Brazil (45.0% ownership), and KK Spain (25.0% ownership) with an aggregate carrying value of $6.1 million. As of December 29, 2024 the company held minority equity interests in four entities, KK France (33.0% ownership), KK Brazil (45.0% ownership), KK Spain (25.0% ownership), and Insomnia Cookies (34.8% ownership), with an aggregate carrying value of $91.1 million.
In the quarter ended June 29, 2025, the Company sold its remaining ownership interest in Insomnia Cookies. In connection with this transaction, the Company incurred $0.5 million of financial advisory fees with an affiliate of BNP Paribas, SA, which beneficially owns greater than 5% of the Company’s common stock. Refer to Note 2, Acquisitions and Divestitures for further information.

Note 14 — Revenue Recognition
Disaggregation of Revenues
Revenues are disaggregated as follows:

	Quarter Ended		Two Quarters Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Company Shops and DFD	$362,194	$413,748	$717,872	$833,961
Mix and equipment revenue from franchisees	9,183	15,663	19,984	28,962
Franchise royalties and other	8,390	9,398	17,095	18,584
Total net revenues	$379,767	$438,809	$754,951	$881,507
Other revenues include advertising fund contributions from franchisees, rental income, development and franchise fees, and licensing royalties from customers for use of the Krispy Kreme brand, such as Keurig coffee cups.
Contract Balances
Deferred revenue and related receivables are as follows:

	June 29, 2025	December 29, 2024	Balance Sheet Location
Trade receivables, net of allowances of $1,212 and $1,060, respectively	$51,547	$57,439	Accounts receivables, net
Deferred revenue:
Current	$15,776	$16,506	Accrued liabilities
Noncurrent	9,285	8,569	Other long-term obligations and deferred credits
Total deferred revenue	$25,061	$25,075
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

Note 15 — Net Loss per Share
The following table presents the calculations of basic and diluted EPS:

	Quarter Ended		Two Quarters Ended
(in thousands, except per share amounts)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net loss attributable to Krispy Kreme, Inc.	$(435,260)	$(5,491)	$(468,544)	$(14,025)
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	—	(11)	—	(30)
Net loss attributable to common shareholders - Diluted	$(435,260)	$(5,502)	$(468,544)	$(14,055)
Basic weighted average common shares outstanding	170,802	169,095	170,546	168,890
Dilutive effect of outstanding common stock options, RSUs, and PSUs	—	—	—	—
Diluted weighted average common shares outstanding	170,802	169,095	170,546	168,890
Loss per share attributable to common shareholders:
Basic	$(2.55)	$(0.03)	$(2.75)	$(0.08)
Diluted	$(2.55)	$(0.03)	$(2.75)	$(0.08)
Potential dilutive shares consist of unvested RSUs and PSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes certain unvested RSUs granted under certain subsidiaries’ executive ownership plans and long-term incentive plans, because their inclusion would have been antidilutive. Refer to Note 10, Share-based Compensation for further information about the plans.
The following table summarizes the gross number of potential dilutive unvested RSUs and PSUs excluded due to antidilution (unadjusted for the treasury stock method):

	Quarter Ended		Two Quarters Ended
(in thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
KKI	8,513	7,001	8,513	7,001
KK U.K.	—	7	—	7
KK Australia	74	—	74	—
KK Mexico	18	18	18	—
For the quarter and two quarters ended June 29, 2025 and June 30, 2024, all 2.6 million and 2.9 million time-vested stock options, respectively, were excluded from the computation of diluted weighted average common shares outstanding based on application of the treasury stock method.

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
Segment information is identified and prepared on the same basis that the CEO, the Company’s Chief Operating Decision Maker (“CODM”), evaluates financial results, allocates resources, and makes key operating decisions. The CODM allocates resources and assesses performance based on geography and line of business, which represents the Company’s operating segments.
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

The reportable segment results are as follows:

	Quarter Ended		Two Quarters Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
U.S.
Net revenues	$230,099	$289,304	$466,643	$585,239
Less:
Product and distribution costs, adjusted	56,756	67,285	114,586	135,970
Operating expenses, adjusted	139,224	152,388	274,746	299,569
Selling, general and administrative expense, adjusted	17,055	27,674	36,204	56,076
Marketing expenses, adjusted	7,408	8,408	14,242	16,633
Other segment items (1)	(275)	882	1,024	1,708
Depreciation expense and amortization of right of use assets, adjusted	17,304	16,587	33,519	32,100
Total U.S. Adjusted EBIT	$(7,373)	$16,080	$(7,678)	$43,183

International
Net revenues	$132,755	$125,269	$252,390	$250,019
Less:
Product and distribution costs, adjusted	30,624	30,802	57,726	61,065
Operating expenses, adjusted	67,063	58,674	129,061	115,824
Selling, general and administrative expense, adjusted	13,056	11,123	25,777	24,692
Marketing expenses, adjusted	3,234	3,006	5,878	6,007
Other segment items (1)	557	8	830	239
Depreciation expense and amortization of right of use assets, adjusted	8,200	7,589	15,736	15,241
Total International Adjusted EBIT	$10,021	$14,067	$17,382	$26,951

Market Development
Net revenues	$16,913	$24,236	$35,918	$46,249
Less:
Product and distribution costs, adjusted	5,109	9,663	10,657	17,662
Selling, general and administrative expense, adjusted	1,122	911	2,436	2,352
Other segment items (1)	1,734	787	2,830	1,460
Depreciation expense and amortization of right of use assets, adjusted	38	38	77	77
Total Market Development Adjusted EBIT	$8,910	$12,837	$19,918	$24,698

Corporate
Total Corporate expenses within Adjusted EBIT	$(19,399)	$(15,461)	$(39,723)	$(35,287)

Total Reportable Segment
Total reportable segment net revenues	$379,767	$438,809	$754,951	$881,507
Total reportable segment Adjusted EBIT	$(7,841)	$27,523	$(10,101)	$59,545
(1)The U.S. and International segments’ other segment items consist of pre-opening costs and other expenses, net. The Market Development segment other segment items consist of operating expenses, marketing expenses, pre-opening costs, and other expenses, net.

The following table presents a reconciliation of net loss to Adjusted EBIT:

	Quarter Ended		Two Quarters Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net loss	$(441,118)	$(4,931)	$(474,523)	$(11,594)
Interest expense, net	16,696	14,452	32,892	28,188
Income tax (benefit)/expense	(20,453)	(3,611)	(23,120)	651
Share-based compensation	4,634	7,648	7,237	14,634
Employer payroll taxes related to share-based compensation	91	207	257	250
Loss on divestiture of Insomnia Cookies	11,501	—	11,501	—
Goodwill impairment	355,958	—	355,958	—
Other non-operating (income)/expense, net (1)	(1,177)	949	(1,570)	1,522
Strategic initiatives (2)	22,867	4,187	25,220	9,008
Acquisition and integration expenses (3)	(182)	851	(111)	1,099
New market penetration expenses (4)	245	572	320	1,038
Shop closure expenses, net (5)	35,723	628	35,995	767
Restructuring and severance expenses (6)	4,839	132	4,947	138
Gain on sale-leaseback	(6,749)	—	(6,749)	—
Other (7)	1,454	(958)	6,154	(973)
Amortization of acquisition related intangibles (8)	7,830	7,397	15,491	14,817
Adjusted EBIT	$(7,841)	$27,523	$(10,101)	$59,545
(1)Primarily foreign translation gains and losses in each period. The quarter and two quarters ended June 29, 2025 also consist of equity method income from Insomnia Cookies following the divestiture of a controlling interest in Insomnia Cookies during fiscal 2024.
(2)The quarter and two quarters ended June 29, 2025 consist primarily of costs associated with the U.S. national expansion, including exit costs associated with termination of the Business Relationship Agreement with McDonald’s USA, and the evaluation of potential opportunities to refranchise certain equity markets. The quarter and two quarters ended June 30, 2024 consist primarily of costs associated with global transformation, exploring strategic alternatives for the Insomnia Cookies business, and preparing for the U.S. national expansion (including McDonald’s USA).
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
(6)The quarter and two quarters ended June 29, 2025 consist primarily of costs associated with restructuring of the U.S. and U.K. businesses.
(7)The quarter and two quarters ended June 29, 2025 consist primarily of $0.9 million and $5.3 million, respectively, in costs related to remediation of the 2024 Cybersecurity Incident, including fees for cybersecurity experts and other advisors. The quarter and two quarters ended June 30, 2024 consist primarily of a gain from insurance proceeds received related to a shop in the U.S. that was destroyed and subsequently rebuilt.
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
Cautionary Note Regarding Forward-Looking Statements
Certain information included in this Quarterly Report on Form 10-Q is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, and involves risks, assumptions, and uncertainties that could cause actual results to differ materially from those expressed or implied by forward-looking statements. Forward-looking statements can be identified by use of forward-looking terminology, including terms such as “plan,” “believe,” “may,” “continue,” “could,” “will,” “should,” “would,” “anticipate,” “attempt,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive,” or, in each case, the negative of these words, comparable terminology, or other references to future periods; however, statements may be forward-looking whether or not these terms or their negatives are used. Forward-looking statements are not a representation by us that the future plans, estimates, or expectations contemplated by us will be achieved. Our actual results could differ materially from the forward-looking statements included herein. We consider the assumptions and estimates on which forward-looking statements are based to be reasonable, but they are subject to various risks and uncertainties relating to our operations, financial results, financial conditions, business, prospects, future plans and strategies, projections, liquidity, the economy, and other future conditions. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors could cause our actual results to differ materially from those contained in forward-looking statements including, without limitation: food safety issues, including risks of food-borne illnesses, tampering, contamination, and cross-contamination; impacts from the 2024 Cybersecurity Incident or any other material failure, inadequacy, or interruption of our information technology systems, including breaches or failures of such systems or other cybersecurity or data security-related incidents; any harm to our reputation or brand image; negative impacts on our business due to changes in consumer spending habits, consumer preferences, or demographic trends; changes in the cost of raw materials and other commodities, including due to import and export requirements (including tariffs), inflation, or foreign exchange rates; our ability to execute on our omni-channel business strategy; our significant indebtedness and our ability to meet the financial and other covenants under our credit facilities; regulatory investigations, enforcement actions, or material litigation; and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2024, filed by us with the SEC and described in the other filings we make from time to time with the SEC. These forward-looking statements are made only as of the date of this document, and we undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events, or otherwise, except as may be required by law.

Overview
We believe Krispy Kreme is one of the most beloved and well-known sweet treat brands in the world. Krispy Kreme operates in more than 40 countries with its omni-channel strategy, which focuses on delivering fresh doughnuts such as our iconic Original Glazed® doughnut, recognized for its hot-off-the-line, melt-in-your-mouth experience, to where consumers are located and want to have access to them. Our purpose of touching and enhancing lives through the joy that is Krispy Kreme guides how we operate every day.
The following table presents a summary of our financial results for the periods presented:

	Quarter Ended			Two Quarters Ended
(in thousands, except percentages)	June 29, 2025	June 30, 2024	% Change	June 29, 2025	June 30, 2024	% Change
Net Revenues (1)	$379,767	$438,809	-13.5%	$754,951	$881,507	-14.4%
Net Loss (3)	(441,118)	(4,931)	nm	(474,523)	(11,594)	nm
Net Loss Attributable to Krispy Kreme, Inc. (3)	(435,260)	(5,491)	nm	(468,544)	(14,025)	nm
Adjusted Net (Loss)/Income, Diluted (2)	(25,307)	9,108	-377.9%	(34,145)	20,429	-267.1%
Adjusted EBIT (2)	(7,841)	27,523	-128.5%	(10,101)	59,545	-117.0%
Adjusted EBITDA (2)	20,111	54,726	-63.3%	44,091	112,914	-61.0%
(1)Organic revenue declined 0.8% and 0.9% in the quarter and two quarters ended June 29, 2025, respectively. Refer to “Results of Operations” below for more information on and the calculation of organic revenue growth.
(2)Refer to “Key Performance Indicators and Non-GAAP Measures” below for more information as to how we define and calculate Adjusted EBITDA, Adjusted EBIT, and Adjusted Net (Loss)/Income, Diluted and for a reconciliation of Adjusted EBITDA, Adjusted EBIT, and Adjusted Net (Loss)/Income, Diluted to the most comparable measure calculated under GAAP.
(3)“nm” as used here and within “Results of Operations” means “not meaningful.”
Significant Events and Transactions
Executing on our Omni-Channel Strategy
We made progress on the execution of our omni-channel strategy in the second quarter of fiscal 2025, as we continue to add quality Global Points of Access across our network and convert markets into fully implemented Hub and Spoke models (refer to “Key Performance Indicators and Non-GAAP Measures” below for more information as to how we define the Hub and Spoke model). We added 131 net new Global Points of Access in the second quarter of fiscal 2025 to reach 18,113 Global Points of Access. Throughout the second quarter, we continued to assess our DFD Door portfolio in the U.S. and made the decision to close certain lower-volume DFD Doors to better enable profitable growth, as we plan to expand through higher-volume, profitable DFD Doors in the future. During the second quarter, we also continued to outsource some of our U.S. DFD deliveries to third-party logistics (“3PL”) carriers, and expect to outsource deliveries in additional U.S. locations to additional 3PL carriers through the middle of fiscal 2026.
Our Turnaround Plan
We have implemented a comprehensive turnaround plan to deleverage the balance sheet and deliver sustainable, profitable growth through a focus on the following components:
•Refranchising: Improve financial flexibility through evaluation of opportunities to refranchise certain international equity markets, including the U.K., Ireland, Australia, New Zealand, Mexico, and Japan, and to restructure our consolidated subsidiary in the western U.S., WKS Krispy Kreme, which accounts for approximately 15% of revenues in the U.S. segment;
•Driving return on invested capital: Reduce capital intensity by using existing assets and focusing on franchisee development;
•Expanding profit margins: Expand profit margins through greater operational efficiency, including outsourcing U.S. logistics; and
•Driving sustainable, profitable growth: Pursue U.S. growth based upon sustainable and profitable revenue streams.

Termination of the Business Relationship Agreement with McDonald’s USA
On June 24, 2025, we and McDonald’s USA announced that our companies jointly decided to terminate the Business Relationship Agreement effective July 2, 2025, resulting in the reduction of approximately 2,400 DFD Doors in the third quarter of fiscal 2025. Although our two companies partnered to support execution, marketing, and training, our efforts to bring operating costs in line with unit demand were unsuccessful, making the partnership unsustainable for us. We are quickly removing our costs related to the McDonald’s USA partnership which we expect will begin positively impacting profitability trends for our U.S. segment starting in the third quarter of fiscal 2025. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
Growing our Global Presence
Another key strategic initiative on our journey to become the most loved sweet treat brand in the world is to increase our global presence, focusing on the percentage of our revenues and Adjusted EBITDA generated outside the U.S. We expect to open in three to four new countries in fiscal 2025, and opened our first franchise shop in Brazil during the second quarter. We expect to have further announcements throughout the year as we grow our global business. We also continue to evaluate opportunities to refranchise certain equity markets in accordance with our capital-light franchising strategy.
Digital, Brand, and Innovation
We continue to prioritize expanding our digital channel sales. Growth in our digital channel is due to improvements in our branded digital platform as well as increasing product availability through third party platforms. Innovation is also a significant driver of frequency as we create and introduce premium and buzz-worthy offerings to consumers across our Global Points of Access. During the second quarter of fiscal 2025, we delivered the joy that is Krispy Kreme by spotlighting our core offerings such as the Original Glazed doughnut, supplemented by specialty doughnut offerings and seasonal activations, including PAC-MAN, Mother’s Day, and Easter, among many others around the world.

minis
for Mom
COLLECTION

Krispy Kreme
DOUGHNUTS
featuring
PAC-MAN

Post
FRUITY PEBBLES
Milk Glaze
DOUGHNUTS

HOPPY
EASTER

2024 Cybersecurity Incident
As previously disclosed, during the fourth quarter of fiscal 2024, unauthorized activity on a portion of our information technology systems resulted in our experiencing certain operational disruptions, including with online ordering in parts of the U.S. (the “2024 Cybersecurity Incident”). The investigation of the 2024 Cybersecurity Incident was substantially completed in the second quarter of fiscal 2025. As previously disclosed, our online ordering, retail shops, and core business functions are now fully operational. We hold cybersecurity insurance that is expected to offset a portion of the losses and costs from the incident that we experienced primarily in the fourth quarter of fiscal 2024 and early in the first quarter of fiscal 2025.

Geopolitical Uncertainty and Tariffs
Recent actions by the U.S., including the imposition of significant tariffs on imports from certain countries, have heightened uncertainty in the global trade environment. These tariffs, along with potential retaliatory measures by other countries, may increase inflationary pressure and raise the costs of our imported commodities, including, but not limited to, vegetable oil. Additionally, the broader implications of tariff-driven price increases could influence consumer spending habits and negatively affect our business. While several tariff announcements have been followed by announcements of limited exemptions and temporary pauses, these actions have caused substantial uncertainty and volatility in financial markets, and may result in further retaliatory measures. We may be unable to fully offset the impacts of tariffs by adjusting the pricing of our products.
Goodwill and Other Asset Impairments
We assess goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the second quarter of fiscal 2025, we identified events and conditions that required a quantitative assessment of goodwill, as well as other long-lived fixed assets and leases. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.

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
Throughout this Quarterly Report on Form 10-Q, we utilize “Global Points of Access” as a key performance indicator. Global Points of Access reflect all locations at which fresh doughnuts can be purchased. We define Global Points of Access to include all Hot Light Theater Shops, Fresh Shops, Carts and Food Trucks, DFD Doors, Cookie Bakeries (through the date of the Insomnia Cookies deconsolidation in fiscal 2024), and other points at which fresh doughnuts can be purchased, at both Company-owned and franchise locations as of the end of the respective reporting period. We monitor Global Points of Access as a metric that informs the growth of our omni-channel presence over time and believe this metric is useful to investors to understand our footprint in each of our segments and by asset type.
The following table presents our Global Points of Access, by segment and type, as of the end of the second quarter of fiscal 2025, the second quarter of fiscal 2024, and fiscal 2024, respectively:

	Global Points of Access
	Quarter Ended		Fiscal Year Ended
	June 29, 2025	June 30, 2024	December 29, 2024
U.S.:
Hot Light Theater Shops	239	229	237
Fresh Shops	68	70	70
Cookie Bakeries (1)	—	286	—
DFD Doors (2)	9,869	7,497	9,644
Total	10,176	8,082	9,951
International:
Hot Light Theater Shops	50	46	49
Fresh Shops	524	502	519
Carts, Food Trucks, and Other (3)	17	18	17
DFD Doors	4,669	4,871	4,583
Total	5,260	5,437	5,168
Market Development:
Hot Light Theater Shops	110	117	108
Fresh Shops	1,111	1,033	1,095
Carts, Food Trucks, and Other (3)	30	30	30
DFD Doors	1,426	1,154	1,205
Total	2,677	2,334	2,438
Total Global Points of Access (as defined)	18,113	15,853	17,557
Total Hot Light Theater Shops	399	392	394
Total Fresh Shops	1,703	1,605	1,684
Total Cookie Bakeries (1)	—	286	—
Total Shops	2,102	2,283	2,078
Total Carts, Food Trucks, and Other	47	48	47
Total DFD Doors (2)	15,964	13,522	15,432
Total Global Points of Access (as defined)	18,113	15,853	17,557
(1)Reflects the deconsolidation of Insomnia Cookies during fiscal 2024.
(2)Includes approximately 2,400 McDonald’s USA DFD Doors as of June 29, 2025, which were exited in the third quarter of fiscal 2025 due to termination of the Business Relationship Agreement with McDonald’s USA.
(3)Carts and Food Trucks are non-producing, mobile (typically on wheels) facilities without walls or a door where product is received from a Hot Light Theater Shop or Doughnut Factory. Other includes a vending machine. Points of Access in this category are primarily found in international locations in airports and train stations.

As of June 29, 2025, we had 18,113 Global Points of Access, with 2,102 Krispy Kreme branded shops, 47 Carts and Food Trucks, and 15,964 DFD Doors. During the second quarter of fiscal 2025, we added a net 19 additional Krispy Kreme branded Doughnut Shops globally, in countries such as Brazil, Canada, and France, among many others.
We also utilize “Hubs” as a key performance indicator. We have an omni-channel strategy to reach more consumers where they are and drive sustainable, profitable growth, and this strategy is supported by a capital-efficient Hub and Spoke distribution model that provides a route to market and powers profitability. Our Hot Light Theater Shops and Doughnut Factories serve as centralized production facilities (“Hubs”). From these Hubs, we deliver doughnuts to our Fresh Shops, Carts and Food Trucks, and DFD Doors (“Spokes”) primarily through an integrated network of Company-operated delivery routes, designed to ensure quality and freshness. During the second quarter of fiscal 2025, we continued to outsource some of our U.S. DFD deliveries to 3PL carriers, and expect to outsource deliveries in additional U.S. locations to additional 3PL carriers through the middle of fiscal 2026. Specific to the U.S. segment, certain legacy Hubs have not historically had Spokes. Many Hubs in the U.S. segment are being converted to add Spokes while certain legacy Hubs do not currently have the ability or need to add Spokes.
The following table presents our Hubs, by segment and type, as of the end of the second quarter of fiscal 2025, the second quarter of fiscal 2024, and fiscal 2024, respectively:

	Hubs
	Quarter Ended		Fiscal Year Ended
	June 29, 2025	June 30, 2024	December 29, 2024
U.S.:
Hot Light Theater Shops (1)	235	222	232
Doughnut Factories	6	5	6
Total	241	227	238
Hubs with Spokes	161	151	158
Hubs without Spokes	80	76	80
International:
Hot Light Theater Shops (1)	41	37	40
Doughnut Factories	14	14	14
Total	55	51	54
Hubs with Spokes	55	51	54
Market Development:
Hot Light Theater Shops (1)	108	115	106
Doughnut Factories	26	26	27
Total	134	141	133
Total Hubs	430	419	425
(1)Includes only Hot Light Theater Shops and excludes Mini Theaters. A Mini Theater is a Spoke location that produces some doughnuts for itself and also receives doughnuts from another producing location.

Non-GAAP Measures
We report our financial results in accordance with GAAP; however, management evaluates our results of operations using, among other measures, organic revenue growth, Sales per Hub, adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), Adjusted EBIT, Adjusted Net (Loss)/Income, Diluted, and Adjusted EPS as we believe these non-GAAP measures are useful in evaluating our operating performance.
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
Organic Revenue (Decline)/Growth
Organic revenue (decline)/growth measures our revenue growth trends excluding the impact of acquisitions, divestitures, and foreign currency, and we believe it is useful for investors to understand the expansion of our global footprint through internal efforts. We define “organic revenue (decline)/growth” as the (decline)/growth in revenues, excluding (i) acquired shops owned by us for less than 12 months following their acquisition, (ii) the impact of foreign currency exchange rate changes, (iii) the impact of shop closures related to restructuring programs, (iv) the impact of the divestiture of a controlling interest in Insomnia Cookies, and (v) revenues generated during the 53rd week for those fiscal years that have a 53rd week based on our fiscal calendar defined in Note 1, Description of Business and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. See “Results of Operations” for our organic (decline)/growth calculations for the periods presented.

Adjusted EBITDA, Adjusted EBIT, Adjusted Net (Loss)/Income, Diluted, and Adjusted EPS
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
We define “Adjusted Net (Loss)/Income, Diluted” as net loss attributable to common shareholders, adjusted for share-based compensation, certain strategic initiatives, acquisition and integration expenses, amortization of acquisition-related intangibles, the tax impact of adjustments, and certain other non-recurring, infrequent, or non-core income and expense items. “Adjusted EPS” is Adjusted Net (Loss)/Income, Diluted converted to a per share amount.
Adjusted EBITDA, Adjusted EBIT, Adjusted Net (Loss)/Income, Diluted, and Adjusted EPS have certain limitations, including adjustments for income and expense items that are required by GAAP. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as share-based compensation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using these non-GAAP measures supplementally.
The following tables present a reconciliation of net loss to Adjusted EBIT and Adjusted EBITDA, and net loss to Adjusted Net (Loss)/Income, Diluted and Adjusted EPS for the periods presented:

	Quarter Ended		Two Quarters Ended
(in thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net loss	$(441,118)	$(4,931)	$(474,523)	$(11,594)
Interest expense, net	16,696	14,452	32,892	28,188
Income tax (benefit)/expense	(20,453)	(3,611)	(23,120)	651
Share-based compensation	4,634	7,648	7,237	14,634
Employer payroll taxes related to share-based compensation	91	207	257	250
Loss on divestiture of Insomnia Cookies	11,501	—	11,501	—
Goodwill impairment	355,958	—	355,958	—
Other non-operating (income)/expense, net (1)	(1,177)	949	(1,570)	1,522
Strategic initiatives (2)	22,867	4,187	25,220	9,008
Acquisition and integration expenses (3)	(182)	851	(111)	1,099
New market penetration expenses (4)	245	572	320	1,038
Shop closure expenses, net (5)	35,723	628	35,995	767
Restructuring and severance expenses (6)	4,839	132	4,947	138
Gain on sale-leaseback	(6,749)	—	(6,749)	—
Other (7)	1,454	(958)	6,154	(973)
Amortization of acquisition related intangibles (8)	7,830	7,397	15,491	14,817
Adjusted EBIT	$(7,841)	$27,523	$(10,101)	$59,545
Depreciation expense and amortization of right of use assets	27,952	27,203	54,192	53,369
Adjusted EBITDA	$20,111	$54,726	$44,091	$112,914

	Quarter Ended		Two Quarters Ended
(in thousands, except per share amounts)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net loss	$(441,118)	$(4,931)	$(474,523)	$(11,594)
Share-based compensation	4,634	7,648	7,237	14,634
Employer payroll taxes related to share-based compensation	91	207	257	250
Loss on divestiture of Insomnia Cookies	11,501	—	11,501	—
Goodwill impairment	355,958	—	355,958	—
Other non-operating (income)/expense, net (1)	(1,177)	949	(1,570)	1,522
Strategic initiatives (2)	22,867	4,187	25,220	9,008
Acquisition and integration expenses (3)	(182)	851	(111)	1,099
New market penetration expenses (4)	245	572	320	1,038
Shop closure expenses, net (5)	35,723	628	35,995	767
Restructuring and severance expenses (6)	4,839	132	4,947	138
Gain on sale-leaseback	(6,749)	—	(6,749)	—
Other (7)	1,454	(958)	6,154	(973)
Amortization of acquisition related intangibles (8)	7,830	7,397	15,491	14,817
Tax impact of adjustments (9)	(27,081)	(6,777)	(20,251)	(7,001)
Tax specific adjustments (10)	—	(226)	—	(815)
Net loss/(income) attributable to noncontrolling interest	5,858	(560)	5,979	(2,431)
Adjusted net (loss)/income attributable to common shareholders - Basic	$(25,307)	$9,119	$(34,145)	$20,459
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	—	(11)	—	(30)
Adjusted net (loss)/income attributable to common shareholders - Diluted	$(25,307)	$9,108	$(34,145)	$20,429
Basic weighted average common shares outstanding	170,802	169,095	170,546	168,890
Dilutive effect of outstanding common stock options, RSUs, and PSUs	—	2,397	—	2,442
Diluted weighted average common shares outstanding	170,802	171,492	170,546	171,332
Adjusted net (loss)/income per share attributable to common shareholders:
Basic	$(0.15)	$0.05	$(0.20)	$0.12
Diluted	$(0.15)	$0.05	$(0.20)	$0.12
(1)Primarily foreign translation gains and losses in each period. The quarter and two quarters ended June 29, 2025 also consist of equity method income from Insomnia Cookies following the divestiture of a controlling interest in Insomnia Cookies during fiscal 2024.
(2)The quarter and two quarters ended June 29, 2025 consist primarily of costs associated with the U.S. national expansion, including exit costs associated with termination of the Business Relationship Agreement with McDonald’s USA, and the evaluation of potential opportunities to refranchise certain equity markets. The quarter and two quarters ended June 30, 2024 consist primarily of costs associated with global transformation, exploring strategic alternatives for the Insomnia Cookies business, and preparing for the U.S. national expansion (including McDonald’s USA).
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
(6)The quarter and two quarters ended June 29, 2025 consist primarily of costs associated with restructuring of the U.S. and U.K. businesses.
(7)The quarter and two quarters ended June 29, 2025 consist primarily of $0.9 million and $5.3 million, respectively, in costs related to remediation of the 2024 Cybersecurity Incident, including fees for cybersecurity experts and other advisors. The quarter and two quarters ended June 30, 2024 consist primarily of a gain from insurance proceeds received related to a shop in the U.S. that was destroyed and subsequently rebuilt.

(8)Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the Condensed Consolidated Statements of Operations.
(9)Tax impact of adjustments calculated applying the applicable statutory rates. The quarters and two quarters ended June 29, 2025 and June 30, 2024 also include the impact of disallowed executive compensation expense.
(10)The quarter and two quarters ended June 30, 2024 consist of the recognition of previously unrecognized tax benefits unrelated to ongoing operations, a discrete tax benefit unrelated to ongoing operations, and the effect of various tax law changes on existing temporary differences.
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
Sales per Hub was as follows for each of the periods below:

	Trailing Four Quarters Ended	Fiscal Year Ended
(in thousands, unless otherwise stated)	June 29, 2025	December 29, 2024	December 31, 2023
U.S.:
Revenues	$940,140	$1,058,736	$1,104,944
Non-Fresh Revenues (1)	(2,877)	(3,161)	(9,416)
Fresh Revenues from Insomnia Cookies and Hubs without Spokes (2)	(180,139)	(307,665)	(399,061)
Fresh Revenues from Hubs with Spokes	757,124	747,910	696,467
Sales per Hub (millions)	4.9	4.9	4.9

International:
Fresh Revenues from Hubs with Spokes (3)	$521,473	$519,102	$489,631
Sales per Hub (millions) (4)	9.8	9.9	9.7
(1)Includes the exited Branded Sweet Treats business revenues as well as licensing royalties from customers for use of the Krispy Kreme brand.
(2)Includes Insomnia Cookies revenues (through the date of deconsolidation) and Fresh Revenues generated by Hubs without Spokes.
(3)Total International net revenues is equal to Fresh Revenues from Hubs with Spokes for that business segment.
(4)International Sales per Hub comparative data has been restated in constant currency based on current exchange rates.
In our International segment, where the Hub and Spoke model originated, we had Sales per Hub of $9.8 million during the trailing four quarters ended June 29, 2025, largely consistent with the $9.9 million generated in the full fiscal year 2024 and the $9.7 million generated in the full fiscal year 2023. The International segment illustrates the benefits of leveraging our Hub and Spoke model as the most efficient way to grow the business, as shown by the consistent Sales per Hub and higher Adjusted EBITDA margins despite elevated commodity costs and macroeconomic conditions. In the U.S. segment, we had Sales per Hub of $4.9 million during the trailing four quarters ended June 29, 2025, consistent with the $4.9 million generated in the full fiscal year 2024 and the full fiscal year 2023. In the U.S. we continue our efforts to increase the number of quality Spokes served by our Hubs as we work towards optimizing the segment in line with our International segment. We expect to increase the number of quality Spokes through growth with DFD partners across the U.S. coupled with strategic closure of underperforming DFD Doors.

Results of Operations
The following comparisons are historical results and are not indicative of future results, which could differ materially from the historical financial information presented.
Quarter ended June 29, 2025 compared to the Quarter ended June 30, 2024
The following table presents our unaudited condensed consolidated results of operations for the quarter ended June 29, 2025 and the quarter ended June 30, 2024:

	Quarter Ended
	June 29, 2025		June 30, 2024		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$371,377	97.8%	$429,411	97.9%	$(58,034)	-13.5%
Royalties and other revenues	8,390	2.2%	9,398	2.1%	(1,008)	-10.7%
Total net revenues	379,767	100.0%	438,809	100.0%	(59,042)	-13.5%
Product and distribution costs	92,627	24.4%	107,846	24.6%	(15,219)	-14.1%
Operating expenses	210,712	55.5%	212,504	48.4%	(1,792)	-0.8%
Selling, general and administrative expense	62,920	16.6%	64,466	14.7%	(1,546)	-2.4%
Marketing expenses	12,185	3.2%	12,416	2.8%	(231)	-1.9%
Pre-opening costs	1,471	0.4%	967	0.2%	504	52.1%
Goodwill and other asset impairments	406,932	107.2%	201	—%	406,731	nm
Other income, net	(8,311)	-2.2%	(1,050)	-0.2%	(7,261)	-691.5%
Depreciation and amortization expense	35,782	9.4%	34,600	7.9%	1,182	3.4%
Operating (loss)/income	(434,551)	-114.4%	6,859	1.6%	(441,410)	nm
Interest expense, net	16,696	4.4%	14,452	3.3%	2,244	15.5%
Loss on divestiture of Insomnia Cookies	11,501	3.0%	—	—%	11,501	nm
Other non-operating (income)/expense, net	(1,177)	-0.3%	949	0.2%	(2,126)	-224.0%
Loss before income taxes	(461,571)	-121.5%	(8,542)	-1.9%	(453,029)	nm
Income tax benefit	(20,453)	-5.4%	(3,611)	-0.8%	(16,842)	-466.4%
Net loss	(441,118)	-116.2%	(4,931)	-1.1%	(436,187)	nm
Net (loss)/income attributable to noncontrolling interest	(5,858)	-1.5%	560	0.1%	(6,418)	nm
Net loss attributable to Krispy Kreme, Inc.	$(435,260)	-114.6%	$(5,491)	-1.3%	$(429,769)	nm

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the quarter ended June 29, 2025 compared to the quarter ended June 30, 2024:

(in thousands, except percentages)	U.S.	International	Market Development	Total Company
Total net revenues in second quarter of fiscal 2025	$230,099	$132,755	$16,913	$379,767
Total net revenues in second quarter of fiscal 2024	289,304	125,269	24,236	438,809
Total Net Revenues (Decline)/Growth	(59,205)	7,486	(7,323)	(59,042)
Total Net Revenues (Decline)/Growth %	-20.5%	6.0%	-30.2%	-13.5%
Less: Impact of Insomnia Cookies divestiture	(64,166)	—	—	(64,166)
Adjusted net revenues in second quarter of fiscal 2024	225,138	125,269	24,236	374,643
Adjusted net revenue growth/(decline)	4,961	7,486	(7,323)	5,124
Impact of acquisitions	(11,877)	(1,503)	3,880	(9,500)
Impact of foreign currency translation	—	1,441	—	1,441
Organic Revenue (Decline)/Growth	$(6,916)	$7,424	$(3,443)	$(2,935)
Organic Revenue (Decline)/Growth %	-3.1%	5.9%	-14.2%	-0.8%
Total net revenue declined $59.0 million, or approximately 13.5%, from the second quarter of fiscal 2024 to the second quarter of fiscal 2025, primarily due to the $64.2 million reduction associated with the divestiture of a controlling interest in Insomnia Cookies in the third quarter of fiscal 2024. Organic revenue declined $2.9 million, or approximately 0.8%, primarily driven by lower Doughnut Shop transaction volume driven by consumer softness in a challenging macroeconomic environment. The organic revenue decline was partially offset by Global Points of Access growth of 2,260, or 14.3%, and increased pricing of approximately 4% (primarily driven by our planned reduced discounting).
Our U.S. segment net revenue declined $59.2 million, or approximately 20.5%, from the second quarter of fiscal 2024 to the second quarter of fiscal 2025, primarily due to the $64.2 million reduction associated with the divestiture of a controlling interest in Insomnia Cookies in the third quarter of fiscal 2024. U.S. organic revenue declined $6.9 million, or approximately 3.1%, primarily driven by lower Doughnut Shop transaction volume driven by consumer softness in a challenging macroeconomic environment and the strategic closure of underperforming DFD Doors. The organic revenue decline was partially offset by Points of Access growth of 2,094, or 25.9%, and increased pricing of approximately 6% (primarily driven by our planned reduced discounting).
Our International segment net revenue increased $7.5 million, or approximately 6.0%, from the second quarter of fiscal 2024 to the second quarter of fiscal 2025. International organic revenue grew $7.4 million, or approximately 5.9%, driven primarily by growth in Canada, Japan, and Mexico. The organic revenue growth was partially offset by Points of Access decline of 177, or 3.3% due to strategic DFD Door closures in Japan and Mexico.
Our Market Development segment net revenue declined $7.3 million, or approximately 30.2%, from the second quarter of fiscal 2024 to the second quarter of fiscal 2025, partially due to the $3.9 million impact of franchise acquisitions in fiscal 2024 (the results of acquired franchise businesses are reported within the Market Development segment prior to the respective dates of acquisition, and are reported within the U.S. or International segments, as applicable, following the respective dates of acquisition). Market Development organic revenue declined $3.4 million, or approximately 14.2%, as expansion of our international franchise business in new markets such as Brazil was more than offset by timing of shipments of mix and equipment to franchisees.
Operating expenses: Operating expenses decreased $1.8 million, or 0.8%, from the second quarter of fiscal 2024 to the second quarter of fiscal 2025, driven mainly by a $31.8 million decrease resulting from the divestiture of a controlling interest in Insomnia Cookies that was partially offset by an increase of $30.0 million in operating expenses for the global Krispy Kreme brand primarily due to higher shop and delivery labor expenses, including logistics costs. Operating expenses as a percentage of revenue increased by approximately 710 basis points, from 48.4% in the second quarter of fiscal 2024 to 55.5% in the second quarter of fiscal 2025, primarily due to the impact of lower transaction volumes on operating leverage and operating costs associated with our now-ended McDonald’s USA partnership.

Selling, general and administrative expense: Selling, general and administrative (“SG&A”) expense decreased $1.5 million, or 2.4%, from the second quarter of fiscal 2024 to the second quarter of fiscal 2025, driven mainly by a $11.1 million impact from the divestiture of a controlling interest in Insomnia Cookies. As a percentage of revenue, SG&A expense increased approximately 190 basis points, from 14.7% in the second quarter of fiscal 2024 to 16.6% in the second quarter of fiscal 2025, primarily driven by lower revenue and higher employee costs, including global support center restructuring charges in the second quarter of fiscal 2025.
Goodwill and other asset impairments: For discussion of the $406.9 million non-cash goodwill and other asset impairments in the second quarter of fiscal 2025, refer to Note 1, Description of Business and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Other income, net: Other income, net of $8.3 million in the second quarter of fiscal 2025 was primarily related to gains on sale-leaseback transactions described in Note 5, Leases to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. Other income, net of $1.1 million in the second quarter of fiscal 2024 was primarily driven by business interruption insurance recoveries.
Depreciation and amortization expense: Depreciation and amortization expense increased $1.2 million, or 3.4%, from the second quarter of fiscal 2024 to the second quarter of fiscal 2025. As a percentage of revenue, depreciation and amortization expense increased approximately 150 basis points, from 7.9% in the second quarter of fiscal 2024 to 9.4% in the second quarter of fiscal 2025, primarily driven by higher finance lease amortization expense and increased depreciation associated with capital assets placed into service to support our U.S. national expansion, including the McDonald’s USA rollout. We recorded long-lived asset and lease impairment charges during the second quarter of fiscal 2025, a portion of which related to assets supporting the U.S. national expansion, including the McDonald’s USA rollout, which we expect to impact the future rate of depreciation expense for these assets.
Interest expense, net: Interest expense, net increased $2.2 million, or 15.5%, from the second quarter of fiscal 2024 to the second quarter of fiscal 2025, primarily driven by higher finance lease interest expense and a higher average debt balance.
Loss on divestiture of Insomnia Cookies: In the second quarter of fiscal 2025, we sold the remainder of our ownership interest in Insomnia Cookies for cash proceeds. Insomnia Cookies was previously accounted for using the equity method, and we recognized a loss on divestiture of $11.5 million (gross of income taxes). Refer to Note 2, Acquisitions and Divestitures to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
Income tax benefit: In the second quarter of fiscal 2025, we recorded an income tax benefit of $20.5 million compared to an income tax benefit of $3.6 million in the second quarter of fiscal 2024. The variance was primarily driven by lower pre-tax results in the second quarter of fiscal 2025, offset by the tax effect of nondeductible goodwill impairment charges.
Results of Operations by Segment – Quarter ended June 29, 2025 compared to the Quarter ended June 30, 2024
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Quarter Ended		Change
(in thousands, except percentages)	June 29, 2025	June 30, 2024	$	%
Adjusted EBITDA
U.S.	$9,930	$32,668	$(22,738)	-69.6%
International	18,221	21,655	(3,434)	-15.9%
Market Development	8,948	12,875	(3,927)	-30.5%
Corporate	(16,988)	(12,472)	(4,516)	-36.2%
Total Adjusted EBITDA (1)	$20,111	$54,726	$(34,615)	-63.3%
(1)    Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net loss.

U.S. segment Adjusted EBITDA decreased $22.7 million, or 69.6%, with $7.2 million of the reduction associated with the divestiture of a controlling interest in Insomnia Cookies in the third quarter of fiscal 2024. The margin decline of 700 basis points to 4.3% in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 was primarily driven by an estimated $7 million to $9 million adverse impact associated with our now-ended McDonald’s USA partnership and by lower transaction volumes impacting operating leverage.
International segment Adjusted EBITDA decreased $3.4 million, or 15.9%, with margin decline of 360 basis points to 13.7% in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024, as lower transaction volumes continued to impact operating leverage for the International equity markets, particularly the U.K.
Market Development segment Adjusted EBITDA decreased $3.9 million, or 30.5%, impacted by timing of shipments of mix and equipment to franchisees in certain markets. The margin of 52.9% in the second quarter of fiscal 2025 was relatively consistent with the second quarter of fiscal 2024.

Two Quarters ended June 29, 2025 compared to the Two Quarters ended June 30, 2024
The following table presents our unaudited condensed consolidated results of operations for the two quarters ended June 29, 2025 and the two quarters ended June 30, 2024:

	Two Quarters Ended
	June 29, 2025		June 30, 2024		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$737,856	97.7%	$862,923	97.9%	$(125,067)	-14.5%
Royalties and other revenues	17,095	2.3%	18,584	2.1%	(1,489)	-8.0%
Total net revenues	754,951	100.0%	881,507	100.0%	(126,556)	-14.4%
Product and distribution costs	183,363	24.3%	214,861	24.4%	(31,498)	-14.7%
Operating expenses	409,555	54.2%	417,699	47.4%	(8,144)	-1.9%
Selling, general and administrative expense	122,325	16.2%	136,040	15.4%	(13,715)	-10.1%
Marketing expenses	22,424	3.0%	24,531	2.8%	(2,107)	-8.6%
Pre-opening costs	2,400	0.3%	2,072	0.2%	328	15.8%
Goodwill and other asset impairments	407,094	53.9%	448	0.1%	406,646	nm
Other income, net	(7,073)	-0.9%	(1,097)	-0.1%	(5,976)	-544.8%
Depreciation and amortization expense	69,683	9.2%	68,186	7.7%	1,497	2.2%
Operating (loss)/income	(454,820)	-60.2%	18,767	2.1%	(473,587)	nm
Interest expense, net	32,892	4.4%	28,188	3.2%	4,704	16.7%
Loss on divestiture of Insomnia Cookies	11,501	1.5%	—	—%	11,501	nm
Other non-operating (income)/expense, net	(1,570)	-0.2%	1,522	0.2%	(3,092)	-203.2%
Loss before income taxes	(497,643)	-65.9%	(10,943)	-1.2%	(486,700)	nm
Income tax (benefit)/expense	(23,120)	-3.1%	651	0.1%	(23,771)	nm
Net loss	(474,523)	-62.9%	(11,594)	-1.3%	(462,929)	nm
Net (loss)/income attributable to noncontrolling interest	(5,979)	-0.8%	2,431	0.3%	(8,410)	-345.9%
Net loss attributable to Krispy Kreme, Inc.	$(468,544)	-62.1%	$(14,025)	-1.6%	$(454,519)	nm

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the two quarters ended June 29, 2025 compared to the two quarters ended June 30, 2024:

(in thousands, except percentages)	U.S.	International	Market Development	Total Company
Total net revenues in first two quarters of fiscal 2025	$466,643	$252,390	$35,918	$754,951
Total net revenues in first two quarters of fiscal 2024	585,239	250,019	46,249	881,507
Total Net Revenues (Decline)/Growth	(118,596)	2,371	(10,331)	(126,556)
Total Net Revenues (Decline)/Growth %	-20.3%	0.9%	-22.3%	-14.4%
Less: Impact of Insomnia Cookies divestiture	(128,485)	—	—	(128,485)
Adjusted net revenues in first two quarters of fiscal 2024	456,754	250,019	46,249	753,022
Adjusted net revenue growth/(decline)	9,889	2,371	(10,331)	1,929
Impact of acquisitions	(22,920)	(2,868)	7,478	(18,310)
Impact of foreign currency translation	—	9,800	—	9,800
Organic Revenue (Decline)/Growth	$(13,031)	$9,303	$(2,853)	$(6,581)
Organic Revenue (Decline)/Growth %	-2.9%	3.7%	-6.2%	-0.9%
Total net revenue declined $126.6 million, or approximately 14.4%, from the first two quarters of fiscal 2024 to the first two quarters of fiscal 2025, primarily due to the $128.5 million reduction associated with the divestiture of a controlling interest in Insomnia Cookies in the third quarter of fiscal 2024. Organic revenue declined $6.6 million, or approximately 0.9%, primarily driven by lower Doughnut Shop transaction volume driven by consumer softness in a challenging macroeconomic environment. The organic revenue decline was partially offset by Global Points of Access growth of 2,260, or 14.3%, and increased pricing of approximately 2% (primarily driven by our planned reduced discounting).
Our U.S. segment net revenue declined $118.6 million, or approximately 20.3%, from the first two quarters of fiscal 2024 to the first two quarters of fiscal 2025, primarily due to the $128.5 million reduction associated with the divestiture of a controlling interest in Insomnia Cookies in the third quarter of fiscal 2024. U.S. organic revenue declined $13.0 million, or approximately 2.9%, primarily driven by lower Doughnut Shop transaction volume driven by consumer softness in a challenging macroeconomic environment and the strategic closure of underperforming DFD Doors. The organic revenue decline was partially offset by Points of Access growth of 2,094, or 25.9%, and increased pricing of approximately 4% (primarily driven by our planned reduced discounting).
Our International segment net revenue grew $2.4 million, or approximately 0.9%, from the first two quarters of fiscal 2024 to the first two quarters of fiscal 2025, in spite of adverse foreign currency translation impacts of $9.8 million. International organic revenue grew $9.3 million, or approximately 3.7%, driven primarily by growth in Canada, Japan, and Mexico. The organic revenue growth was partially offset by lower transaction volume in the U.K.
Our Market Development segment net revenue declined $10.3 million, or approximately 22.3%, from the first two quarters of fiscal 2024 to the first two quarters of fiscal 2025, primarily due to the $7.5 million impact of franchise acquisitions in fiscal 2024. Market Development organic revenue declined $2.9 million, or approximately 6.2%, as expansion of our international franchise business in new markets such as Brazil was more than offset by timing of shipments of mix and equipment to franchisees.
Operating expenses: Operating expenses decreased $8.1 million, or 1.9%, from the first two quarters of fiscal 2024 to the first two quarters of fiscal 2025, driven mainly by a $61.3 million decrease resulting from the divestiture of a controlling interest in Insomnia Cookies that was partially offset by an increase of $53.1 million in operating expenses for the global Krispy Kreme brand primarily due to higher shop and delivery labor expenses, including logistics costs. Operating expenses as a percentage of revenue increased approximately 680 basis points, from 47.4% in the first two quarters of fiscal 2024 to 54.2% in the first two quarters of fiscal 2025, primarily due to the impact of lower transaction volumes on operating leverage, operating costs associated with our now-ended McDonald’s USA partnership, and an estimated $5 million related to the 2024 Cybersecurity Incident, primarily related to operational inefficiencies.

Selling, general and administrative expense: SG&A expense decreased $13.7 million, or 10.1%, from the first two quarters of fiscal 2024 to the first two quarters of fiscal 2025, driven mainly by a $21.3 million impact from the divestiture of a controlling interest in Insomnia Cookies. As a percentage of revenue, SG&A expense increased approximately 80 basis points, from 15.4% in the first two quarters of fiscal 2024 to 16.2% in the first two quarters of fiscal 2025, primarily driven by lower revenue and $5.3 million in costs related to remediation of the 2024 Cybersecurity Incident, including fees for cybersecurity experts and other advisors.
Goodwill and other asset impairments: For discussion of the $407.1 million non-cash goodwill and other asset impairments in the first two quarters of fiscal 2025, refer to Note 1, Description of Business and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Other income, net: Other income, net of $7.1 million in the first two quarters of fiscal 2025 was primarily related to gains on sale-leaseback transactions described in Note 5, Leases to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. Other income, net of $1.1 million in the first two quarters of fiscal 2024 was primarily driven by business interruption insurance recoveries.
Depreciation and amortization expense: Depreciation and amortization expense increased $1.5 million, or 2.2%, from the first two quarters of fiscal 2024 to the first two quarters of fiscal 2025. As a percentage of revenue, depreciation and amortization expense increased approximately 150 basis points, from 7.7% in the first two quarters of fiscal 2024 to 9.2% in the first two quarters of fiscal 2025, primarily driven by higher finance lease amortization expense and increased depreciation associated with capital assets placed into service to support our U.S. national expansion, including the McDonald’s USA rollout. We recorded long-lived asset and lease impairment charges during the second quarter of fiscal 2025, a portion of which related to assets supporting the U.S. national expansion, including the McDonald’s USA rollout, which we expect to impact the future rate of depreciation expense for these assets.
Interest expense, net: Interest expense, net increased $4.7 million, or 16.7%, from the first two quarters of fiscal 2024 to the first two quarters of fiscal 2025 primarily driven by higher finance lease interest expense and a higher average debt balance.
Loss on divestiture of Insomnia Cookies: In the second quarter of fiscal 2025, we sold the remainder of our ownership interest in Insomnia Cookies for cash proceeds. Insomnia Cookies was previously accounted for using the equity method, and we recognized a loss on divestiture of $11.5 million (gross of income taxes). Refer to Note 2, Acquisitions and Divestitures to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
Income tax (benefit)/expense: Income tax benefit was $23.1 million in the first two quarters of fiscal 2025, while income tax expense was $0.7 million in the first two quarters of fiscal 2024. The variance was primarily driven by lower pre-tax results in the first two quarters of fiscal 2025, offset by the tax effect of nondeductible goodwill impairment charges.
Results of Operations by Segment – Two Quarters ended June 29, 2025 compared to the Two Quarters ended June 30, 2024
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Two Quarters Ended		Change
(in thousands, except percentages)	June 29, 2025	June 30, 2024	$	%
U.S.	$25,841	$75,284	$(49,443)	-65.7%
International	33,118	42,191	(9,073)	-21.5%
Market Development	19,995	24,775	(4,780)	-19.3%
Corporate	(34,863)	(29,336)	(5,527)	-18.8%
Total Adjusted EBITDA (1)	$44,091	$112,914	$(68,823)	-61.0%
(1)    Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net income.

U.S. segment Adjusted EBITDA decreased $49.4 million, or 65.7%, with $14.9 million of the reduction associated with the divestiture of a controlling interest in Insomnia Cookies in the third quarter of fiscal 2024. The margin decline of 740 basis points to 5.5% in the first two quarters of fiscal 2025 compared to the first two quarters of fiscal 2024 was primarily driven by an estimated $13 million to $15 million adverse impact associated with our now-ended McDonald’s USA partnership, lower transaction volumes impacting operating leverage, and an estimated $5 million related to the 2024 Cybersecurity Incident, primarily related to operational inefficiencies.
International segment Adjusted EBITDA decreased $9.1 million, or 21.5%, with margin decline of 380 basis points to 13.1% in the first two quarters of fiscal 2025 compared to the first two quarters of fiscal 2024, as lower transaction volume continued to impact operating leverage for the International equity markets, particularly the U.K.
Market Development segment Adjusted EBITDA decreased $4.8 million, or 19.3%, with margin expansion of 210 basis points to 55.7% in the first two quarters of fiscal 2025 compared to the first two quarters of fiscal 2024, driven mainly by changes in the revenue mix, including less shipments of lower-margin equipment to franchisees.

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
As of June 29, 2025, the principal amount outstanding under our 2023 Facility was $861.3 million. The increase from the 2023 Facility balance as of December 29, 2024 was primarily driven by our need for cash to fund business operations, including impacts from the 2024 Cybersecurity Incident and our U.S. national expansion, as well as payments on structured payables associated with our acquisition of the noncontrolling interest in our consolidated subsidiary Awesome Doughnut, LLC (“Awesome Doughnut”). Refer to Note 9, Long-Term Debt to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
We had cash and cash equivalents of $21.3 million and $29.0 million as of June 29, 2025 and December 29, 2024, respectively. We believe that our existing cash and cash equivalents and available borrowing capacity under our credit facilities discussed above will be sufficient to fund our operating and capital needs for at least the next twelve months. Our assessment of the period of time through which our financial resources will be adequate to support our operations could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the growth of our presence in new markets, and the expansion of our omni-channel model in existing markets. We may enter into arrangements in the future to acquire or invest in complementary businesses, services, and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.
Dividend Policy
In order to more closely align our capital allocation priorities with our growth strategy, we no longer expect to pay quarterly cash dividends to holders of our common stock. This represents a change to our dividend policy previously disclosed in Item 5 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 29, 2024.

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

	Two Quarters Ended
(in thousands)	June 29, 2025	June 30, 2024
Net cash (used for)/provided by operating activities	$(53,377)	$15,525
Net cash provided by/(used for) investing activities	30,937	(65,161)
Net cash provided by financing activities	16,248	40,245
Operating Activities
Cash used for operations totaled $53.4 million for the first two quarters of fiscal 2025, a fluctuation of $68.9 million compared with the first two quarters of fiscal 2024, primarily due to less operating income generated in the first two quarters of fiscal 2025, partially offset by the intentional paydown of obligations due under our SCF programs (discussed in Note 8, Vendor Finance Programs to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q) in the first two quarters of fiscal 2024.
Investing Activities
Cash provided by investing activities totaled $30.9 million for the first two quarters of fiscal 2025, a fluctuation of $96.1 million compared with the first two quarters of fiscal 2024, primarily due to the divestiture of our remaining ownership interest in Insomnia Cookies for $75.0 million in aggregate cash proceeds (discussed in Note 2, Acquisitions and Divestitures to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q), proceeds from sale-leaseback transactions (discussed in Note 5, Leases to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q), and the use of less cash for capital expenditures in the first two quarters of fiscal 2025 compared to the first two quarters of fiscal 2024. As part of our turnaround plan, we expect to reduce capital investment by using existing assets and focusing on franchisee development.
Financing Activities
Cash provided by financing activities totaled $16.2 million for the first two quarters of fiscal 2025, a decrease of $24.0 million compared with the first two quarters of fiscal 2024, primarily due to draws on our 2023 Facility in the first two quarters of fiscal 2024 used in part to fund the intentional paydown of obligations due under our SCF programs. These draws on the 2023 Facility in the first two quarters of fiscal 2024 exceeded the draws on the 2023 Facility in the first two quarters of fiscal 2025 used to fund business operations, including impacts from the 2024 Cybersecurity Incident and our U.S. national expansion, as well as payments on structured payables associated with our acquisition of the noncontrolling interest in our consolidated subsidiary, Awesome Doughnut.

Debt
Our long-term debt obligations consist of the following:

(in thousands)	June 29, 2025	December 29, 2024
2023 Facility — term loan	$763,750	$647,500
2023 Facility — revolving credit facility	97,500	172,000
Short-term lines of credit	5,000	5,000
Less: Debt issuance costs	(3,574)	(3,322)
Finance lease obligations	94,369	79,725
Total long-term debt	957,045	900,903
Less: Current portion of long-term debt	(67,603)	(56,356)
Long-term debt, less current portion	$889,442	$844,547
2023 Secured Credit Facility
As of June 29, 2025, the 2023 Facility consisted of a $300.0 million senior secured revolving credit facility and a term loan with an original principal amount of $700.0 million. During the quarter ended June 29, 2025, the Company amended the 2023 Facility to, among other things, establish additional, incremental term loan commitments in an aggregate principal amount of $125.0 million. Refer to Note 9, Long-Term Debt to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
Under the terms of the 2023 Facility, we are subject to a requirement to maintain a leverage ratio of less than 5.00 to 1.00 as of the end of each quarterly Test Period (as defined in the 2023 Facility) through maturity in March 2028. The leverage ratio under the 2023 Facility is defined as the ratio of (a) Total Indebtedness (as defined in the 2023 Facility, which includes all debt and finance lease obligations) minus unrestricted cash and cash equivalents to (b) a defined calculation of Adjusted EBITDA (2023 Facility Adjusted EBITDA) for the most recently ended Test Period. Our leverage ratio was 4.5 to 1.00 as of the end of the second quarter of fiscal 2025 compared to 3.9 to 1.00 as of the end of fiscal 2024.
We were in compliance with the financial covenants related to the 2023 Facility as of June 29, 2025. If we are unable to meet the 2023 Facility financial or other covenants in future periods, it could limit our ability to draw on the revolving credit facility, could result in the lenders accelerating the maturity of such indebtedness and foreclosing upon the collateral pledged thereunder, and could require the replacement of the 2023 Facility with new sources of financing, which we may be unable to secure on favorable terms or at all, any of which could negatively impact our liquidity.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Effects of Changing Prices
We are exposed to the effects of commodity price fluctuations in the cost of ingredients of our products, of which flour, sugar, and shortening are the most significant. These costs are subject to fluctuations due to a number of factors, including, but not limited to, market conditions, economic and geopolitical uncertainty, demand for raw materials, weather, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), armed hostilities, and other factors beyond our control. During the first two quarters of fiscal 2025, we continued to experience headwinds from commodity inflation globally. We have undertaken efforts to effectively manage inflationary cost increases through rapid inventory turnover and reduced inventory waste, and increased focus on resiliency of our supply chains. Additionally, from time to time we may enter into forward contracts for supply through our vendors for raw materials which are ingredients of our products or which are components of such ingredients, including wheat, sugar, and vegetable oil.
We are also exposed to the effects of commodity price fluctuations in the cost of gasoline used by our delivery vehicles. To mitigate the risk of fluctuations in the price of our fuel purchases, we may directly purchase commodity futures contracts.
Interest Rate Risk
We are exposed to changes in interest rates on any borrowings under our debt facilities, which bear interest based on the one-month SOFR (with a floor of zero). Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in SOFR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps on $550.0 million notional of our $866.3 million of outstanding debt under the 2023 Facility and short-term lines of credit as of June 29, 2025, which we account for as cash flow hedges. The interest rate swap agreements are scheduled to mature in March 2028. Based on the $316.3 million of unhedged outstanding debt as of June 29, 2025, a 100 basis point increase or decrease in the one-month SOFR would result in a $3.2 million increase or decrease, respectively, in interest expense for a 12-month period, based on the daily average of the one-month SOFR for the quarter ended June 29, 2025.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk on the operations of our subsidiaries that have functional currencies other than the U.S. dollar, whose revenues accounted for approximately 33% of our total net revenues through the two quarters ended June 29, 2025. A substantial majority of these revenues, or approximately $252.4 million through the first two quarters ended June 29, 2025, were attributable to subsidiaries whose functional currencies are the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen. A 10% increase or decrease in the average exchange rate of these currencies against the U.S. dollar would have resulted in a decrease or increase, respectively, of approximately $25.2 million in our total net revenues for the two quarters ended June 29, 2025.
From time to time, we engage in foreign currency exchange and credit transactions with our non-U.S. subsidiaries, which we typically hedge. To date, the impact of such transactions, including the cost of hedging, has not been material. We do not engage in foreign currency or hedging transactions for speculative purposes.

Item 4. Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Remediation of the Previously Disclosed Material Weakness in System Controls
As previously disclosed in Item 9A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 29, 2024, management identified a material weakness in internal control over financial reporting related to access that could enable the creation of journal entries without review and approval. Management took actions to remediate the material weakness, which included designing and implementing additional and enhanced controls to prevent and detect access that could enable the creation of journal entries without review and approval. In addition, management has implemented certain system controls to enable proper segregation of duties related to journal entry data and processes, and expects to continue to enhance system controls to strengthen our control environment. These actions have been in place for a sufficient period of time, and management has performed adequate testing to conclude that these controls are operating effectively. As a result, management has concluded that this material weakness has been remediated.
Evaluation of the Effectiveness of our Disclosure Controls and Procedures
As of June 29, 2025, we completed an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to the identification of a material weakness in the non-routine goodwill impairment assessment described below.
Identification of a Material Weakness in the Non-Routine Goodwill Impairment Assessment
During the preparation of this Quarterly Report on Form 10-Q, a material weakness was identified related to the review of significant inputs and assumptions utilized in the goodwill impairment assessment performed outside of management’s routine annual assessment. Specifically, the control activities were not executed at the appropriate level of precision to prevent or detect a material misstatement. Although this control deficiency did not result in an adjustment to the goodwill impairment charge recognized in the second quarter of fiscal 2025, this control deficiency could have resulted in a material misstatement of the goodwill impairment charge and related disclosures in the interim Condensed Consolidated Financial Statements.
Remediation Measures
Management is committed to taking actions to remediate the material weakness in the non-routine goodwill impairment assessment, which include designing and implementing additional controls to (i) enhance the level of precision of the review of goodwill impairment assessments utilizing additional resources, and (ii) improve the supporting documentation related to reviews of significant inputs and assumptions associated with the Company’s goodwill impairment assessments. These actions are expected to be completed by the end of fiscal 2025. We can offer no assurance that these actions will ultimately have the intended effects. This material weakness will be considered remediated once the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, management will continue to monitor and evaluate the effectiveness of our internal control over financial reporting and the disclosure controls and procedures.
After giving full consideration to the material weakness mentioned above, and considering the isolated nature of the impacted control activities and financial statement line items, management believes that the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations, and cash flows for the periods and dates presented.

Changes in Internal Controls over Financial Reporting
Except as discussed above related to remediation of the material weakness in system controls, there were no changes during the fiscal quarter ended June 29, 2025 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of conducting our business, we have in the past and may in the future become involved in various legal actions and other claims. We may also become involved in other judicial, regulatory, and arbitration proceedings concerning matters arising in connection with the conduct of our business. Some of these matters may involve claims of substantial amounts. These legal proceedings may be subject to many uncertainties and there can be no assurance of the outcome of any individual proceedings. See Note 12, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information, including information regarding certain legal proceedings that commenced during the quarter ended June 29, 2025, which is incorporated by reference into this Item 1 of Part II of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in “Risk Factors” in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 29, 2024.
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

10.3*	Unit Purchase Agreement, dated June 10, 2025, among Verlinvest Cookies Holdings, Inc., Mistral Sleepless Holdings 2, LLC, and Krispy Kreme Doughnut Corporation

10.4*	Unit Redemption Agreement, dated June 10, 2025, between Insomnia Cookies Holdings, LLC and Krispy Kreme Doughnut Corporation

10.5**	Exclusive Distribution Agreement dated March 15, 2022, by and between Krispy Kreme Doughnut Corporation and BakeMark USA LLC

10.6**†	Form of Restricted Stock Unit Agreement

10.7**†	Form of Performance-Based Restricted Stock Unit Agreement

10.8**†	Form of Option Agreement

10.9**
Credit Agreement, dated March 23, 2023, by and among Krispy Kreme, Inc., Cotton Parent, Inc., Krispy Kreme Doughnuts, Inc., the other borrowers party thereto from time to time, the lenders party thereto and BNP Paribas as administrative agent and collateral agent

10.10**†	Transition & Director and Advisor Services Agreement effective December 1, 2023 between Michael Tattersfield, Krispy Kreme, Inc., and Krispy Kreme Doughnut Corporation

10.11**†	Key Employee Agreement among Krispy Kreme, Inc., Krispy Kreme Doughnut Corporation and Joshua Charlesworth, dated October 12, 2023

10.12**	Unit Purchase Agreement, dated July 17, 2024, among Insomnia Cookies Holdings, LLC, Mistral Sleepless Holdings, LLC, and Verlinvest Cookies Holdings, Inc.

10.13**†	Agreement and General Release, dated as of January 10, 2025, by and between Krispy Kreme Doughnut Corporation and Matthew Spanjers

19.1**	Krispy Kreme, Inc. Insider Trading Policy

31.1*	Certification of Chief Executive Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

31.2*	Certification of Chief Financial Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

32.1***
Certifications of Chief Executive Officer and Chief Financial Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive (Loss)/Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Previously filed; being refiled solely to correct formatting. No substantive changes have been made.
***	Furnished herewith.
†	Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 8, 2025

Krispy Kreme, Inc.

By:	/s/ Raphael Duvivier
Name:	Raphael Duvivier
Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)