Form 10-Q
period 2025-09-28
Krispy Kreme, Inc.
filed 2025-11-06
CIK 1857154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025

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

The registrant had outstanding 171.3 million shares of common stock as of October 31, 2025.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Krispy Kreme, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended
	September 28, 2025 (13 weeks)	September 29, 2024 (13 weeks)	September 28, 2025 (39 weeks)	September 29, 2024 (39 weeks)
Net revenues
Product sales	$365,701	$370,662	$1,103,557	$1,233,585
Royalties and other revenues	9,597	9,205	26,692	27,789
Total net revenues	375,298	379,867	1,130,249	1,261,374
Product and distribution costs	96,214	95,840	279,577	310,701
Operating expenses	195,939	192,027	605,494	609,726
Selling, general and administrative expense	49,393	71,110	171,718	207,150
Marketing expenses	11,796	10,680	34,220	35,211
Pre-opening costs	666	619	3,066	2,691
Goodwill and other asset impairments	4,805	—	411,899	448
Other income, net	(9,781)	(5,781)	(16,854)	(6,878)
Depreciation and amortization expense	33,446	31,376	103,129	99,562
Operating (loss)/income	(7,180)	(16,004)	(462,000)	2,763
Interest expense, net	16,358	16,280	49,250	44,468
(Gain)/loss on divestiture of Insomnia Cookies	—	(87,128)	11,501	(87,128)
Other non-operating (income)/expense, net	(591)	(407)	(2,161)	1,115
(Loss)/income before income taxes	(22,947)	55,251	(520,590)	44,308
Income tax (benefit)/expense	(2,816)	17,679	(25,936)	18,330
Net (loss)/income	(20,131)	37,572	(494,654)	25,978
Net (loss)/income attributable to noncontrolling interest	(687)	(1,991)	(6,666)	440
Net (loss)/income attributable to Krispy Kreme, Inc.	$(19,444)	$39,563	$(487,988)	$25,538
Net (loss)/income per share:
Common stock — Basic	$(0.11)	$0.23	$(2.86)	$0.15
Common stock — Diluted	$(0.11)	$0.23	$(2.86)	$0.15
Weighted average shares outstanding:
Basic	171,164	169,596	170,752	169,125
Diluted	171,164	171,486	170,752	171,384
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Comprehensive (Loss)/Income (Unaudited)
(in thousands)

	Quarter Ended		Three Quarters Ended
	September 28, 2025 (13 weeks)	September 29, 2024 (13 weeks)	September 28, 2025 (39 weeks)	September 29, 2024 (39 weeks)
Net (loss)/income	$(20,131)	$37,572	$(494,654)	$25,978
Other comprehensive (loss)/income, net of income taxes:
Foreign currency translation adjustment	(4,479)	13,118	29,804	(895)
Unrealized loss on cash flow hedges, net of income taxes (1)	(108)	(9,574)	(6,537)	(15,762)
Total other comprehensive (loss)/income	(4,587)	3,544	23,267	(16,657)
Comprehensive (loss)/income	(24,718)	41,116	(471,387)	9,321
Net (loss)/income attributable to noncontrolling interest	(687)	(1,991)	(6,666)	440
Foreign currency translation adjustment attributable to noncontrolling interest	(333)	226	408	(135)
Total comprehensive (loss)/income attributable to noncontrolling interest	(1,020)	(1,765)	(6,258)	305
Comprehensive (loss)/income attributable to Krispy Kreme, Inc.	$(23,698)	$42,881	$(465,129)	$9,016
(1)Net of income tax benefit of $0.1 million and $2.2 million for the quarter and three quarters ended September 28, 2025, respectively, and $3.2 million and $5.3 million for the quarter and three quarters ended September 29, 2024, respectively.
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	(Unaudited) September 28, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$30,707	$28,962
Restricted cash	445	353
Accounts receivable, net	53,837	67,722
Inventories	28,077	28,133
Taxes receivable	19,617	16,155
Prepaid expense and other current assets	29,107	31,615
Total current assets	161,790	172,940
Property and equipment, net	491,266	511,139
Goodwill, net	708,371	1,047,581
Other intangible assets, net	803,587	819,934
Operating lease right of use asset, net	410,106	409,869
Investments in unconsolidated entities	6,715	91,070
Other assets	18,010	19,497
Total assets	$2,599,845	$3,072,030
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$73,255	$56,356
Current operating lease liabilities	47,744	46,620
Accounts payable	116,536	123,316
Accrued liabilities	103,671	124,212
Structured payables	107,727	135,668
Total current liabilities	448,933	486,172
Long-term debt, less current portion	906,208	844,547
Noncurrent operating lease liabilities	410,526	405,366
Deferred income taxes, net	92,895	130,745
Other long-term obligations and deferred credits	47,441	40,768
Total liabilities	1,906,003	1,907,598
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; 300,000 shares authorized as of both September 28, 2025 and December 29, 2024; 171,244 and 170,060 shares issued and outstanding as of September 28, 2025 and December 29, 2024, respectively	1,713	1,701
Additional paid-in capital	1,473,218	1,466,508
Shareholder note receivable	(1,788)	(1,906)
Accumulated other comprehensive loss, net of income tax	(9,269)	(32,128)
Retained deficit	(793,608)	(299,638)
Total shareholders’ equity attributable to Krispy Kreme, Inc.	670,266	1,134,537
Noncontrolling interest	23,576	29,895
Total shareholders’ equity	693,842	1,164,432
Total liabilities and shareholders’ equity	$2,599,845	$3,072,030
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss) (“AOCI”)			Retained Deficit	Noncontrolling Interest	Total
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized Income/(Loss) on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at December 29, 2024	170,060	$1,701	$1,466,508	$(1,906)	$(32,065)	$270	$(333)	$(299,638)	$29,895	$1,164,432
Net loss for the quarter ended March 30, 2025	—	—	—	—	—	—	—	(33,284)	(121)	(33,405)
Other comprehensive income/(loss) for the quarter ended March 30, 2025 before reclassifications	—	—	—	—	8,413	(4,280)	—	—	73	4,206
Reclassification from AOCI	—	—	—	—	—	(287)	—	—	—	(287)
Share-based compensation	—	—	2,603	—	—	—	—	—	—	2,603
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,969)	—	(5,969)
Distribution to noncontrolling interest	—	—	(103)	127	—	—	—	—	(60)	(36)
Issuance of common stock upon settlement of RSUs, net of shares withheld	240	2	(125)	—	—	—	—	—	—	(123)
Other	—	—	—	(3)	—	—	—	—	(1)	(4)
Balance at March 30, 2025	170,300	$1,703	$1,468,883	$(1,782)	$(23,652)	$(4,297)	$(333)	$(338,891)	$29,786	$1,131,417
Net loss for the quarter ended June 29, 2025	—	—	—	—	—	—	—	(435,260)	(5,858)	(441,118)
Other comprehensive income/(loss) for the quarter ended June 29, 2025 before reclassifications	—	—	—	—	25,129	(1,526)	—	—	668	24,271
Reclassification from AOCI	—	—	—	—	—	(336)	—	—	—	(336)
Share-based compensation	—	—	4,634	—	—	—	—	—	—	4,634
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(13)	—	(13)
Issuance of common stock upon settlement of RSUs, net of shares withheld	664	7	(671)	—	—	—	—	—	—	(664)
Other	—	—	(1)	(3)	—	—	—	—	2	(2)
Balance at June 29, 2025	170,964	$1,710	$1,472,845	$(1,785)	$1,477	$(6,159)	$(333)	$(774,164)	$24,598	$718,189
Net loss for the quarter ended September 28, 2025	—	—	—	—	—	—	—	(19,444)	(687)	(20,131)
Other comprehensive (loss)/income for the quarter ended September 28, 2025 before reclassifications	—	—	—	—	(4,146)	270	—	—	(333)	(4,209)
Reclassification from AOCI	—	—	—	—	—	(378)	—	—	—	(378)
Share-based compensation	—	—	774	—	—	—	—	—	—	774
Issuance of common stock upon settlement of RSUs, net of shares withheld	280	3	(400)	—	—	—	—	—	—	(397)
Other	—	—	(1)	(3)	—	—	—	—	(2)	(6)
Balance at September 28, 2025	171,244	$1,713	$1,473,218	$(1,788)	$(2,669)	$(6,267)	$(333)	$(793,608)	$23,576	$693,842
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained Deficit	Noncontrolling Interest	Total
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized Income/(Loss) on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at December 31, 2023	168,628	$1,686	$1,443,591	$(3,850)	$1,985	$5,629	$(368)	$(278,990)	$94,100	$1,263,783
Net (loss)/income for the quarter ended March 31, 2024	—	—	—	—	—	—	—	(8,534)	1,871	(6,663)
Other comprehensive (loss)/income for the quarter ended March 31, 2024 before reclassifications	—	—	—	—	(5,770)	367	—	—	(299)	(5,702)
Reclassification from AOCI	—	—	—	—	—	(3,051)	—	—	—	(3,051)
Capital contribution by shareholders, net of loans issued	—	—	—	232	—	—	—	—	—	232
Share-based compensation	—	—	6,986	—	—	—	—	—	—	6,986
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,905)	—	(5,905)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(977)	(977)
Issuance of common stock upon settlement of RSUs, net of shares withheld	103	1	(805)	—	—	—	—	—	—	(804)
Other	—	—	1	(11)	—	—	—	(1)	(1)	(12)
Balance at March 31, 2024	168,731	$1,687	$1,449,773	$(3,629)	$(3,785)	$2,945	$(368)	$(293,430)	$94,694	$1,247,887
Net (loss)/income for the quarter ended June 30, 2024	—	—	—	—	—	—	—	(5,491)	560	(4,931)
Other comprehensive loss for the quarter ended June 30, 2024 before reclassifications	—	—	—	—	(7,882)	(488)	—	—	(62)	(8,432)
Reclassification from AOCI	—	—	—	—	—	(3,016)	—	—	—	(3,016)
Capital contribution by shareholders, net of loans issued	—	—	—	687	—	—	—	—	—	687
Share-based compensation	—	—	7,648	—	—	—	—	—	—	7,648
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,919)	—	(5,919)
Distribution to noncontrolling interest	—	—	—	105	—	—	—	—	(1,274)	(1,169)
Issuance of common stock upon settlement of RSUs, net of shares withheld	626	6	(3,477)	—	—	—	—	—	—	(3,471)
Other	—	1	—	(28)	—	—	—	—	—	(27)
Balance at June 30, 2024	169,357	$1,694	$1,453,944	$(2,865)	$(11,667)	$(559)	$(368)	$(304,840)	$93,918	$1,229,257
Net income/(loss) for the quarter ended September 29, 2024	—	—	—	—	—	—	—	39,563	(1,991)	37,572
Other comprehensive income/(loss) for the quarter ended September 29, 2024 before reclassifications	—	—	—	—	12,892	(8,671)	—	—	226	4,447
Reclassification from AOCI	—	—	—	—	—	(903)	—	—	—	(903)
Share-based compensation	—	—	9,969	—	—	—	—	—	—	9,969
Purchase of shares by noncontrolling interest	—	—	—	—	—	—	—	—	364	364
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,960)	—	(5,960)
Noncontrolling interest from divestiture of Insomnia Cookies	—	—	—	945	—	—	—	—	(33,579)	(32,634)
Distribution to noncontrolling interest	—	—	(3,414)	—	—	—	—	—	(29,475)	(32,889)
Issuance of common stock upon settlement of RSUs, net of shares withheld	442	4	(95)	—	—	—	—	—	—	(91)
Other	—	—	12	(4)	—	—	—	(1)	1	8
Balance at September 29, 2024	169,799	$1,698	$1,460,416	$(1,924)	$1,225	$(10,133)	$(368)	$(271,238)	$29,464	$1,209,140
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Quarters Ended
	September 28, 2025 (39 weeks)	September 29, 2024 (39 weeks)
CASH FLOWS (USED FOR)/PROVIDED BY OPERATING ACTIVITIES:
Net (loss)/income	$(494,654)	$25,978
Adjustments to reconcile net (loss)/income to net cash (used for)/provided by operating activities:
Depreciation and amortization expense	103,129	99,562
Deferred and other income taxes	(37,396)	(22)
Goodwill impairment	355,958	—
Other asset impairments and lease termination charges	55,941	368
Loss on disposal of property and equipment	1,466	470
Loss/(gain) on divestiture of Insomnia Cookies	11,501	(87,128)
Gain on refranchising	(1,063)	—
Gain on remeasurement of equity method investment	—	(5,579)
Gain on sale-leaseback	(6,749)	—
Share-based compensation	8,011	24,603
Change in accounts and notes receivable allowances	1,080	433
Inventory write-off	6,418	1,731
Amortization related to settlement of interest rate swap derivatives	—	(5,910)
Other	317	263
Change in operating assets and liabilities, excluding business acquisitions and divestitures, and foreign currency translation adjustments	(15,054)	(35,982)
Net cash (used for)/provided by operating activities	(11,095)	18,787
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of property and equipment	(80,844)	(86,877)
Proceeds from sale-leaseback	10,882	—
Acquisition of shops and franchise rights from franchisees, net of cash acquired	—	(26,612)
Purchase of equity method investment	(2,998)	(3,506)
Net proceeds from divestiture of Insomnia Cookies	75,000	117,646
Principal payment received from loan to Insomnia Cookies	—	45,000
Principal payments received from loans to franchisees	1,202	—
Disbursement for loan receivable	—	(1,086)
Other investing activities	177	180
Net cash provided by investing activities	3,419	44,745
CASH FLOWS PROVIDED BY/(USED FOR) FINANCING ACTIVITIES:
Proceeds from the issuance of debt	661,026	490,000
Repayment of long-term debt and lease obligations	(606,581)	(545,692)
Payment of financing costs	(825)	—
Proceeds from structured payables	242,350	298,551
Payments on structured payables	(270,418)	(264,346)
Capital contribution by shareholders, net of loans issued	—	919
Proceeds from sale of noncontrolling interest in subsidiary	—	364
Distribution to shareholders	(11,934)	(17,743)
Payments for repurchase and retirement of common stock	(1,184)	(4,366)
Distribution to noncontrolling interest	(36)	(35,035)
Net cash provided by/(used for) financing activities	12,398	(77,348)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,885)	1,086
Net increase/(decrease) in cash, cash equivalents and restricted cash	1,837	(12,730)
Cash, cash equivalents and restricted cash at beginning of period	29,315	38,614
Cash, cash equivalents and restricted cash at end of period	$31,152	$25,884
Supplemental schedule of non-cash investing and financing activities:
(Decrease)/increase in accrual for property and equipment	$(12,363)	$12,362
Accrual for distribution to shareholders	—	(5,943)
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$30,707	$25,410
Restricted cash	445	474
Total cash, cash equivalents and restricted cash	$31,152	$25,884
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
Basis of Presentation and Consolidation
The Company operates and reports financial information on a 52 or 53-week year with the fiscal year ending on the Sunday closest to December 31. The quarters ended September 28, 2025 and September 29, 2024 were both 13-week periods.
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
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto as of and for the year ended December 29, 2024, included in the Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet as of December 29, 2024 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations for the quarter and three quarters ended September 28, 2025 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 28, 2025.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements for the year ended December 29, 2024 included in the Annual Report on Form 10-K. There were no material changes to the significant accounting policies during the quarter ended September 28, 2025.

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
Goodwill and Other Asset Impairments
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. For each reporting unit, the Company assesses goodwill for impairment annually at the beginning of the fourth quarter or more frequently when impairment indicators are present. If the carrying value of the reporting unit exceeds its fair value, the Company recognizes an impairment charge for the difference up to the carrying value of the allocated goodwill.
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
The estimated fair values of the reporting units were based on estimates and assumptions that are considered Level 3 inputs under the fair value hierarchy. In estimating the fair values of the reporting units, management reconciled the fair value of the Company to the Company’s market capitalization. Consistent with the most recent quantitative assessment for the fiscal year ended December 29, 2024, management utilized a discounted cash flow approach and a market approach to determine fair values, allocating 50% to each approach. These calculations require management to make assumptions and to apply judgment when estimating future cash flows and asset fair values, including projected revenue growth and operating expenses related to existing businesses, product innovation, and new shop concepts, as well as selecting valuation multiples of similar publicly traded companies and an appropriate discount rate. Estimates of revenue growth and operating expenses were based on internal projections considering the reporting unit’s past performance and forecasted growth, strategic initiatives, local market economics, and the local business environment impacting the reporting unit’s performance. The discount rate was selected based on the estimated cost of capital for a market participant to operate the reporting unit in the region. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approaches, are highly subjective, and the Company’s ability to realize the future cash flows used in management’s fair value calculations may be affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in operating performance, and changes in business strategies, including retail initiatives and international expansion. For the discounted cash flow approach, management applied discount rates to management’s projected cash flows of approximately 10.0%, 12.0%, and 12.0% for the U.S., KK U.K., and KK Australia reporting units, respectively.
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
Additionally, in response to management’s updated forecasts and the termination of the Business Relationship Agreement with McDonald’s USA during the three quarters ended September 28, 2025, the Company recorded non-cash long-lived asset impairment charges of $26.7 million and non-cash lease impairment and termination costs of $29.2 million. These impairment charges, along with the goodwill impairment, are included in Goodwill and other asset impairments in the Condensed Consolidated Statements of Operations.

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
In September 2025, the FASB issued ASU 2025-06, Intangibles (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software. The guidance removes all references to project stages in Accounting Standards Codification (“ASC”) 350-40, Intangibles — Goodwill and Other — Internal-Use Software and clarifies the threshold entities apply to begin capitalizing costs. The new guidance requires an entity to start capitalizing software costs when (a) management has authorized and committed to funding the software project, and (b) it is probable that the project will be completed and the software will be used to perform the function intended. For PBEs, the ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. Entities may apply the amendments in this ASU using a prospective, retrospective, or modified transition approach. The Company does not expect this ASU to materially impact its results of operations, cash flows, and financial condition.

Note 2 — Acquisitions and Divestitures
2025 Acquisitions and Divestitures
Equity Method Investments in KK Brazil and KK Spain
In the quarter ended September 28, 2025, the Company invested approximately $0.9 million in cash to maintain a 25.0% noncontrolling ownership interest in Glaseadas Originales S.L. (“KK Spain”). In the quarter ended June 29, 2025, the Company invested approximately $2.1 million in cash to maintain a 45.0% noncontrolling ownership interest in Krispy Kreme Doughnuts Brasil S.A. (“KK Brazil”). As the Company has the ability to exercise significant influence over KK Spain and KK Brazil, but does not have the ability to exercise control, both investments are accounted for using the equity method, and equity method earnings are recognized within Other income, net in the Condensed Consolidated Statements of Operations.
Divestiture of Insomnia Cookies
In the quarter ended June 29, 2025, the Company sold the remainder of its ownership interest in Insomnia Cookies Holdings, LLC (“Insomnia Cookies”) for aggregate cash proceeds of $75.0 million. Insomnia Cookies was previously accounted for using the equity method, and the Company recognized a loss on divestiture of $11.5 million (gross of income taxes) which is included within (Gain)/loss on divestiture of Insomnia Cookies in the Condensed Consolidated Statements of Operations.
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
The results of the acquired franchise businesses were reported within the Market Development segment prior to the acquisition date and are reported within the U.S. and International segments, as noted above, following the acquisition date.
Equity Method Investments in KK Brazil and KK Spain
In the quarter ended June 30, 2024, the Company acquired a 45.0% noncontrolling ownership interest in the newly formed entity KK Brazil for approximately $2.7 million in cash, and a 25.0% noncontrolling ownership interest in the newly formed entity KK Spain for approximately $0.8 million in cash.

Acquisition of Additional Units in Consolidated Subsidiary Awesome Doughnut
In the quarter ended September 29, 2024, the Company purchased all units held by the noncontrolling interest holders in the consolidated subsidiary Awesome Doughnut, LLC (“Awesome Doughnut”) for $32.9 million in cash. The purchase increased the Company’s ownership interest in Awesome Doughnut from 70.0% to 100.0%. The Company financed the purchase via an existing structured payables program whereby the structured payable matured and was paid in the quarter ended March 30, 2025.
Divestiture of Insomnia Cookies
On July 17, 2024, the Company entered into an agreement to sell a portion of its shares of Insomnia Cookies for cash proceeds of $120.9 million. On August 1, 2024, the Company received additional cash of $45.0 million from Insomnia Cookies related to the settlement of an intercompany loan. The transaction resulted in the Company’s ownership of Insomnia Cookies declining from 75.0% to 34.7% with a loss of control. Accordingly, the Company deconsolidated Insomnia Cookies from the Company’s Condensed Consolidated Financial Statements and recorded a gain on divestiture of $87.1 million (gross of income taxes) which is included within (Gain)/loss on divestiture of Insomnia Cookies in the Condensed Consolidated Statements of Operations. The gain was calculated as follows:

July 17, 2024
Cash proceeds	$120,870
Fair value of retained noncontrolling interest in Insomnia Cookies	85,086
Carrying value of former noncontrolling interest in Insomnia Cookies	33,579
Less: Carrying value of net assets of Insomnia Cookies, including cash and cash equivalents	(152,407)
Gain on divestiture of Insomnia Cookies	$87,128
As the Company had the ability to exercise significant influence over Insomnia Cookies, but did not have the ability to exercise control, the investment was accounted for using the equity method until the Company sold the remainder of its ownership interest in Insomnia Cookies in the quarter ended June 29, 2025. The initial fair value of the equity method investment of $85.1 million was estimated using a Monte Carlo simulation in a risk-neutral framework to model the likelihood of the Company’s potential future sale of its noncontrolling interest in Insomnia Cookies. The valuation methodology included assumptions and judgments regarding probability weighting, discount rates, operating results of Insomnia Cookies, and expected timing of a future exit by the investors. Equity method earnings were recognized within Other non-operating (income)/expense, net in the Condensed Consolidated Statements of Operations.

Note 3 — Inventories
The components of Inventories are as follows:

	September 28, 2025	December 29, 2024
Raw materials	$19,052	$20,698
Work in progress	178	328
Finished goods and purchased merchandise	8,847	7,107
Total inventories	$28,077	$28,133

Note 4 — Goodwill and Other Intangible Assets, net
Goodwill, net
Changes in the carrying amount of goodwill by reportable segment are as follows:

	U.S.	International	Market Development	Total
Balance as of December 29, 2024	$652,784	$283,018	$111,779	$1,047,581
Adjustments related to deferred taxes	(516)	—	—	(516)
Goodwill impairment (1)	(270,162)	(85,796)	—	(355,958)
Foreign currency impact	—	17,264	—	17,264
Balance as of September 28, 2025	$382,106	$214,486	$111,779	$708,371
(1)Refer to Note 1, Description of Business and Summary of Significant Accounting Policies for more information on the goodwill impairment.
Other Intangible Assets, net
Other intangible assets consist of the following:

	September 28, 2025			December 29, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible assets with indefinite lives
Trade names and trademarks	$553,400	$—	$553,400	$553,400	$—	$553,400
Intangible assets with definite lives
Franchise agreements	27,154	(12,035)	15,119	27,154	(11,050)	16,104
Customer relationships	15,000	(7,926)	7,074	15,000	(7,277)	7,723
Reacquired franchise rights (1)	416,263	(188,269)	227,994	402,894	(160,187)	242,707
Total intangible assets with definite lives	458,417	(208,230)	250,187	445,048	(178,514)	266,534
Total intangible assets	$1,011,817	$(208,230)	$803,587	$998,448	$(178,514)	$819,934
(1)Reacquired franchise rights include the impact of foreign currency fluctuations associated with the respective countries.
Amortization expense related to intangible assets included in Depreciation and amortization expense was $7.9 million and $23.4 million for the quarter and three quarters ended September 28, 2025, respectively, and $7.8 million and $22.6 million for the quarter and three quarters ended September 29, 2024, respectively.

Note 5 — Leases
The Company included the following amounts related to operating and finance lease assets and liabilities within the Condensed Consolidated Balance Sheets:

		As of
		September 28, 2025	December 29, 2024
Assets	Classification
Operating lease	Operating lease right of use asset, net	$410,106	$409,869
Finance lease	Property and equipment, net	57,108	72,221
Total lease assets		$467,214	$482,090
Liabilities
Current
Operating lease	Current operating lease liabilities	$47,744	$46,620
Finance lease	Current portion of long-term debt	20,929	16,356
Noncurrent
Operating lease	Noncurrent operating lease liabilities	410,526	405,366
Finance lease	Long-term debt, less current portion	68,009	63,369
Total lease liabilities		$547,208	$531,711
Lease costs were as follows:

		Quarter Ended		Three Quarters Ended
		September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Lease cost	Classification
Operating lease cost	Selling, general and administrative expense	$581	$838	$2,118	$2,652
Operating lease cost	Operating expenses	22,557	22,227	67,658	70,615
Short-term lease cost	Operating expenses	818	1,478	3,563	3,828
Variable lease costs	Operating expenses	7,069	6,553	22,144	21,384
Sublease income	Royalties and other revenues	(103)	(85)	(279)	(155)
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization expense	$4,067	$3,051	$15,109	$8,839
Interest on lease liabilities	Interest expense, net	1,433	873	4,421	2,615

Supplemental disclosures of cash flow information related to leases were as follows:

	Three Quarters Ended
	September 28, 2025	September 29, 2024
Other information
Cash paid for leases:
Operating cash flows for operating leases (1)	$90,079	$83,956
Operating cash flows for finance leases	4,413	2,607
Financing cash flows for finance leases	14,819	8,442
Right of use assets obtained in exchange for new lease liabilities:
Operating leases	$38,207	$40,182
Finance leases	24,774	15,019
(1)Operating cash flows for operating leases include variable rent payments, which are not included in the measurement of lease liabilities. Variable rent payments were $22.1 million for the three quarters ended September 28, 2025 and $21.4 million for the three quarters ended September 29, 2024.
In the three quarters ended September 28, 2025, the Company completed two sale-leaseback transactions whereby it disposed of real estate at two properties for cumulative proceeds of $10.9 million. The Company subsequently leased back the properties, which are accounted for as operating leases. The Company recognized net gains on sale of $6.7 million, which are included in Other income, net on the Condensed Consolidated Statement of Operations. There were no sale-leaseback transactions completed in the three quarters ended September 29, 2024.
In the three quarters ended September 28, 2025, the Company recorded lease impairment and termination costs of $29.2 million. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies for more information.

Note 6 — Fair Value Measurements
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of September 28, 2025 and December 29, 2024:

September 28, 2025
Level 2
Assets:
Foreign currency derivatives	$237
Commodity derivatives	193
Total Assets	$430

Liabilities:
Interest rate derivatives	$8,356
Total Liabilities	$8,356

December 29, 2024
Level 2
Assets:
Interest rate derivatives	$362
Total Assets	$362

Liabilities:
Foreign currency derivatives	$749
Commodity derivatives	6
Total Liabilities	$755
There were no assets or liabilities measured using Level 1 or Level 3 inputs and no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the three quarters ended September 28, 2025 and fiscal year ended December 29, 2024. The Company’s derivatives are valued using discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates.

Note 7 — Derivative Instruments
Commodity Price Risk
The Company uses forward contracts to protect against the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar, and shortening are the most significant, and the cost of gasoline used by its delivery vehicles. Management has not designated these forward contracts as hedges. As of September 28, 2025 and December 29, 2024, the total notional amount of commodity derivatives was 0.9 million and 1.5 million gallons of fuel, respectively. They are scheduled to mature between October 2025 and March 2026 and January 2025 and October 2025, respectively. As of September 28, 2025 and December 29, 2024, the Company recorded an asset of $0.2 million and a liability of less than $0.1 million, respectively, related to the fair market values of its commodity derivatives. The settlement of commodity derivative contracts is reported in the Condensed Consolidated Statements of Cash Flows as a cash flow from operating activities.
Interest Rate Risk
The Company uses interest rate swaps to manage its exposure to interest rate volatility from its debt arrangements. Management has designated the swap agreements as cash flow hedges and recognized the changes in the fair value of these swaps in other comprehensive income. As of September 28, 2025 and December 29, 2024, the aggregate notional amount hedged by the swap agreements was $550.0 million and $500.0 million of term loan principal, respectively. As of September 28, 2025 and December 29, 2024, the Company has recorded a liability of $8.4 million and an asset of $0.4 million, respectively, related to the fair market values of its interest rate derivatives. The cash flows associated with the interest rate swaps are reflected in operating activities in the Condensed Consolidated Statements of Cash Flows, which is consistent with the classification as operating activities of the interest payments on the term loan.
The net effect of the interest rate swap arrangements is to fix the variable interest rate on the term loan under the 2023 Facility (as defined in Note 9, Long-Term Debt) up to the notional amount outstanding at the rates payable under the swap agreements plus the Applicable Rate (as defined by the 2023 Facility), through the swap maturity dates in March 2028.
Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency exchange rate risk primarily from its investments in consolidated subsidiaries that operate in Canada, the U.K., Ireland, Australia, New Zealand, Mexico, and Japan. In order to mitigate foreign exchange fluctuations, the Company enters into foreign exchange forward contracts. Management has not designated these forward contracts as hedges. As of September 28, 2025 and December 29, 2024, the total notional amount of foreign exchange derivatives was $72.0 million and $152.6 million, respectively. The majority matured in October 2025 and January 2025, respectively. The Company recorded an asset of $0.2 million and a liability of $0.7 million as of September 28, 2025 and December 29, 2024, respectively, related to the fair market values of its foreign exchange derivatives.
Quantitative Summary of Derivative Positions and Their Effect on Results of Operations
The following tables present the fair values of derivative instruments included in the Condensed Consolidated Balance Sheets as of September 28, 2025 and December 29, 2024, for derivatives not designated as hedging instruments and derivatives designated as hedging instruments, respectively. The Company only has cash flow hedges that are designated as hedging instruments.

	Derivatives Fair Value
Derivatives Not Designated as Hedging Instruments	September 28, 2025	December 29, 2024	Balance Sheet Location
Foreign currency derivatives	$237	$—	Prepaid expense and other current assets
Commodity derivatives	193	—	Prepaid expense and other current assets
Total Assets	$430	$—
Foreign currency derivatives	$—	$749	Accrued liabilities
Commodity derivatives	—	6	Accrued liabilities
Total Liabilities	$—	$755

	Derivatives Fair Value
Derivatives Designated as Hedging Instruments	September 28, 2025	December 29, 2024	Balance Sheet Location
Interest rate derivatives (current)	$—	$112	Prepaid expense and other current assets
Interest rate derivatives (noncurrent)	—	250	Other assets
Total Assets	$—	$362
Interest rate derivatives (current)	$3,372	$—	Accrued liabilities
Interest rate derivatives (noncurrent)	4,984	—	Other long-term obligations and deferred credits
Total Liabilities	$8,356	$—
The effect of derivative instruments in the Condensed Consolidated Statements of Operations for the quarter and three quarters ended September 28, 2025 and September 29, 2024 is as follows:

	Derivative Gain Recognized in Income for the Quarter Ended		Derivative Gain Recognized in Income for the Three Quarters Ended
Derivatives Designated as Hedging Instruments	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	Location of Derivative Gain Recognized in Income
Gain on interest rate derivatives	$378	$903	$1,001	$6,970	Interest expense, net
	$378	$903	$1,001	$6,970

	Derivative Gain/(Loss) Recognized in Income for the Quarter Ended		Derivative Gain Recognized in Income for the Three Quarters Ended
Derivatives Not Designated as Hedging Instruments	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	Location of Derivative (Loss)/Gain Recognized in Income
Gain on foreign currency derivatives	$1,103	$700	$986	$637	Other non-operating (income)/expense, net
Gain/(loss) on commodity derivatives	59	(263)	199	3	Other non-operating (income)/expense, net
	$1,162	$437	$1,185	$640

Note 8 — Vendor Finance Programs
The following table presents liabilities as of September 28, 2025 and December 29, 2024 related to vendor finance programs in which the Company participates as a buyer:

	September 28, 2025	December 29, 2024	Balance Sheet Location
Supply chain financing programs	$3,997	$6,912	Accounts payable
Structured payables programs	107,727	135,668	Structured payables
Total Liabilities	$111,724	$142,580
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

Note 9 — Long-Term Debt
The Company’s long-term debt obligations consist of the following:

	September 28, 2025	December 29, 2024
2023 Facility — term loan	$753,288	$647,500
2023 Facility — revolving credit facility	130,000	172,000
Short-term lines of credit	10,476	5,000
Less: Debt issuance costs	(3,239)	(3,322)
Finance lease obligations	88,938	79,725
Total long-term debt	979,463	900,903
Less: Current portion of long-term debt	(73,255)	(56,356)
Long-term debt, less current portion	$906,208	$844,547
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
Borrowings under the 2023 Facility are generally subject to an interest rate of adjusted term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.10% plus (i) 2.25% if the Company’s leverage ratio (as defined in the 2023 Facility) equals or exceeds 4.00 to 1.00, (ii) 2.00% if the Company’s leverage ratio is less than 4.00 to 1.00 but greater than or equal to 3.00 to 1.00, or (iii) 1.75% if the Company’s leverage ratio is less than 3.00 to 1.00. As of September 28, 2025 and December 29, 2024, the unhedged interest rates were 6.42% and 6.48% under the 2023 Facility, respectively. As of September 28, 2025 and December 29, 2024, $550.0 million and $500.0 million, respectively, of the outstanding term loan balance was hedged, with the interest rate swap agreements scheduled to mature in March 2028. As of September 28, 2025 and December 29, 2024, the effective interest rates on the term loan were approximately 6.17% and 6.20%, respectively. The Company is required to make installment payments equal to 1.25% of the aggregate closing date principal amounts of the term loan on the last day of each fiscal quarter. All remaining term loan and revolving loan balances are to be due at maturity in March 2028.
The 2023 Facility is secured by a first priority lien on substantially all of the Company’s personal property assets, certain real estate properties, and all of the Company’s U.S. wholly owned subsidiaries. Loans made pursuant to the 2023 Facility may be used for general corporate purposes of the Company (including, but not limited to, financing working capital needs, capital expenditures, acquisitions, and other investments) and for any other purpose not prohibited under the related loan documents. The 2025 Amendment imposed certain restrictions on the ability to make restricted payments, including dividends, if the leverage ratio under the 2023 Facility exceeds 3.00 to 1.00.
Short-Term Lines of Credit
The Company is party to two agreements with existing lenders providing for short-term, uncommitted lines of credit up to an aggregate of $25.0 million. Borrowings under these short-term lines of credit are payable to the lenders on a revolving basis for tenors up to three months and are subject to an interest rate of adjusted term SOFR plus a credit spread adjustment of 0.10% plus a margin of 1.75%.

Note 10 — Share-based Compensation
Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)
KKI issues time-vested RSUs and PSUs under the Krispy Kreme, Inc. 2021 Omnibus Incentive Plan (“Omnibus Plan”). Certain subsidiaries issue time-vested RSUs under their respective executive ownership plans and long-term incentive plans.
RSU and PSU activity under these plans during the periods presented is as follows:

(in thousands, except per share amounts)	Non-vested shares outstanding at December 29, 2024	Granted	Vested	Forfeited	Non-vested shares outstanding at September 28, 2025
KKI
RSUs and PSUs	5,984	8,406	1,451	1,986	10,953
Weighted Average Grant Date Fair Value	$14.29	3.80	14.88	12.61	$6.46
KK U.K.
RSUs	7	—	3	4	—
Weighted Average Grant Date Fair Value	$29.80	—	29.80	29.80	$—
KK Australia
RSUs	137	—	63	—	74
Weighted Average Grant Date Fair Value	$1.39	—	1.67	—	$1.53
KK Mexico
RSUs	18	—	17	—	1
Weighted Average Grant Date Fair Value	$30.01	—	29.21	—	$40.14
The Company recorded total non-cash compensation expense related to the RSUs and PSUs under the plans of $2.0 million and $8.4 million for the quarter and three quarters ended September 28, 2025, respectively, and $9.2 million and $22.1 million for the quarter and three quarters ended September 29, 2024, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The unrecognized compensation cost related to the unvested RSUs and PSUs and the weighted average period over which such cost is expected to be recognized are as follows:

	As of September 28, 2025
	Unrecognized Compensation Cost	Recognized Over a Weighted Average Period of
KKI	$43,630	2.6 years
KK Australia	8	0.3 years
KK Mexico	13	1.0 year
The estimated fair value of restricted stock is calculated using a market approach whereby an agreed-upon EBITDA buyout multiple is used for KK Australia and KK Mexico plans.

Time-Vested Stock Options
KKI issues time-vested stock options under the Omnibus Plan. The fair value of time-vested stock options was estimated on the date of grant using the Black-Scholes option pricing model.
The status of the time-vested stock options as of December 29, 2024 and changes during the first three quarters of fiscal 2025 are presented below:

	Share options outstanding at				Share options outstanding at
(in thousands, except per share amounts)	December 29, 2024	Granted	Exercised	Forfeited or Expired	September 28, 2025
KKI
Options	2,662	2,060	—	789	3,933
Weighted Average Grant Date Fair Value	$5.88	1.58	—	5.36	$3.73
Weighted Average Exercise Price	$14.27	3.22	—	13.45	$8.64
The Company recorded total non-cash compensation (benefit)/expense related to the time-vested stock options of ($1.3 million) and ($0.5 million) for the quarter and three quarters ended September 28, 2025, respectively, and $0.8 million and $2.6 million for the quarter and three quarters ended September 29, 2024, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The unrecognized compensation cost related to the stock options and the weighted average period over which such cost is expected to be recognized are as follows:

	As of September 28, 2025
	Unrecognized Compensation Cost	Recognized Over a Weighted Average Period of
KKI	$3,362	2.5 years
No time-vested stock options vested during the quarter and three quarters ended September 28, 2025. During the three quarters ended September 29, 2024, 1.5 million time-vested stock options vested. No time-vested stock options vested during the quarter ended September 29, 2024.

Note 11 — Income Taxes
For interim tax reporting, the Company estimates a worldwide annual effective tax rate and applies that rate to the year-to-date ordinary (loss)/income. The tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur. The Company establishes valuation allowances for deferred income tax assets in accordance with GAAP, which provides that such valuation allowances shall be established unless realization of the income tax benefits is more likely than not. Due to significant estimates used to establish the valuation allowances and the potential for changes in facts and circumstances, it is reasonably possible that the Company will be required to record adjustments to the valuation allowances in future reporting periods that could have a material effect on its results of operations.
The Company’s effective income tax rates were 12.3% and 5.0% for the quarter and three quarters ended September 28, 2025, respectively, and 32.0% and 41.4% for the quarter and three quarters ended September 29, 2024, respectively. The Company’s effective income tax rate for the quarter and three quarters ended September 28, 2025 differed from the respective statutory rates primarily due to the tax effects of goodwill impairment charges, the mix of income and taxes attributable to foreign jurisdictions, disallowed executive compensation expense, and the sale of the Company’s investment in Insomnia Cookies. The Company’s effective income tax rate for the quarter and three quarters ended September 29, 2024 differed from the respective statutory rates primarily due to disallowed executive compensation expense, the mix of income and taxes attributable to foreign jurisdictions, and noncontrolling interest in domestic joint ventures. Additionally, the Company recorded an income tax benefit in the quarter ended September 29, 2024 related to the release of valuation allowances on state net operating losses associated with the divestiture of Insomnia Cookies.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The legislation permanently extends certain expiring provisions of the Tax Cuts and Jobs Act, alters aspects of the U.S. international tax regime, and reinstates certain business tax provisions, among other changes. The OBBBA has multiple effective dates, with provisions becoming effective in 2025 through 2027. The impact of the OBBBA enactment was immaterial to the Company’s Condensed Consolidated Financial Statements for the quarter ended September 28, 2025.
Note 12 — Commitments and Contingencies
Pending Litigation
Securities Litigation
On May 16, 2025, a shareholder of the Company filed a putative federal securities class action in the Western District of North Carolina against the Company, its Chief Executive Officer (“CEO”), and its former Chief Financial Officer (“CFO”). On June 30, 2025, a shareholder of the Company filed a similar putative federal securities class action in the Western District of North Carolina against the Company, its CEO, and its former CFO. Both actions allege that, throughout the proposed putative class periods, defendants made materially false and/or misleading statements and/or failed to disclose materially adverse facts concerning the Company’s business, operations, and prospects related to the Business Relationship Agreement with McDonald’s USA. Motions to consolidate the actions and appoint lead plaintiff were filed on June 15, 2025. On November 3, 2025, the court consolidated the actions.
Data Breach Litigation
On June 16, 2025, the Company released a Notice of Data Breach stating that on November 29, 2024, the Company became aware of the 2024 Cybersecurity Incident (defined below) and on May 22, 2025, the Company’s investigation determined that personal information of certain individuals was affected. Beginning on June 20, 2025, several putative class actions lawsuits were filed against the Company in the Middle District of North Carolina, the Western District of North Carolina, and in California state court. The complaints assert claims of negligence, negligence per se, unjust enrichment, breach of implied contract, breach of the implied covenant of good faith and fair dealing, breach of confidence, breach of fiduciary duty, breach of bailment, invasion of privacy, declaratory judgment, and violations of California and North Carolina statutory law, arising from the Company’s alleged failure to secure and safeguard the personally identifiable information and private health information of plaintiffs and purported class members. On August 19, 2025, plaintiffs in the California action voluntarily dismissed their case. On August 26, 2025, a hearing was held in the Western District of North Carolina on plaintiffs’ motion to consolidate the cases. Following the hearing, plaintiffs voluntarily dismissed the few cases remaining in the Middle District of North Carolina. On September 18, 2025, all cases were consolidated in the Western District of North Carolina. On October 17, 2025, plaintiffs filed an amended consolidated complaint.

The securities litigation and data breach litigation are currently in the pleading phase. The Company has engaged external counsel with respect to these matters and intends to vigorously defend against them. It is too soon to predict with any certainty what, if any, damages could be awarded if liability were found.
Shareholder Derivative Litigation
On June 13, 2025, June 25, 2025, and August 19, 2025 purported shareholders of the Company filed shareholder derivative actions in the Western District of North Carolina against its CEO, its former CFO, and current and former members of its Board of Directors. The actions allege that the derivative defendants breached their fiduciary duties by allowing the Company to issue materially false and misleading statements and failed to maintain adequate internal controls. On September 4, 2025, the court consolidated the derivative actions and designated co-lead counsel representing plaintiffs. On October 31, 2025, the court granted the parties’ joint motion to stay the consolidated derivative action until a decision is rendered on the motion to dismiss in the related securities class action or upon motion of one of the parties following 30 days notice. This matter is currently in the pleading phase, and the Company has engaged external counsel with respect to this matter.
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
Other Commitments and Contingencies
The Company had outstanding letters of credit and surety bonds totaling $24.6 million as of September 28, 2025 and $20.8 million as of December 29, 2024, a majority of which secure the Company’s reimbursement obligations to insurers under its self-insurance arrangements. The Company expects that its performance and payment obligations secured by these letters of credit and surety bonds will be completed in the ordinary course of business and in accordance with the applicable contractual terms.
Note 13 — Related Party Transactions
As of September 28, 2025 the Company held minority equity interests in three entities, Krispy Kreme Doughnuts France SAS (“KK France”) (33.0% ownership), KK Brazil (45.0% ownership), and KK Spain (25.0% ownership) with an aggregate carrying value of $6.7 million. As of December 29, 2024 the company held minority equity interests in four entities, KK France (33.0% ownership), KK Brazil (45.0% ownership), KK Spain (25.0% ownership), and Insomnia Cookies (34.8% ownership), with an aggregate carrying value of $91.1 million.
In the quarter ended June 29, 2025, the Company sold its remaining ownership interest in Insomnia Cookies. In connection with this transaction, the Company incurred $0.5 million of financial advisory fees with an affiliate of BNP Paribas, SA, which beneficially owns greater than 5% of the Company’s common stock. Refer to Note 2, Acquisitions and Divestitures for further information.

Note 14 — Revenue Recognition
Disaggregation of Revenues
Revenues are disaggregated as follows:

	Quarter Ended		Three Quarters Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Company Shops and DFD	$355,350	$358,110	$1,073,222	$1,192,071
Mix and equipment revenue from franchisees	10,351	12,552	30,335	41,514
Franchise royalties and other	9,597	9,205	26,692	27,789
Total net revenues	$375,298	$379,867	$1,130,249	$1,261,374
Other revenues include advertising fund contributions from franchisees, rental income, development and franchise fees, and licensing royalties from customers for use of the Krispy Kreme brand, such as Keurig coffee cups.
Contract Balances
Deferred revenue and related receivables are as follows:

	September 28, 2025	December 29, 2024	Balance Sheet Location
Trade receivables, net of allowances of $899 and $1,060, respectively	$49,685	$57,439	Accounts receivables, net
Deferred revenue:
Current	$14,655	$16,506	Accrued liabilities
Noncurrent	9,302	8,569	Other long-term obligations and deferred credits
Total deferred revenue	$23,957	$25,075
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

Note 15 — Net (Loss)/Earnings per Share
The following table presents the calculations of basic and diluted EPS:

	Quarter Ended		Three Quarters Ended
(in thousands, except per share amounts)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net (loss)/income attributable to Krispy Kreme, Inc.	$(19,444)	$39,563	$(487,988)	$25,538
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(6)	(4)	(3)	(28)
Net (loss)/income attributable to common shareholders - Diluted	$(19,450)	$39,559	$(487,991)	$25,510
Basic weighted average common shares outstanding	171,164	169,596	170,752	169,125
Dilutive effect of outstanding common stock options, RSUs, and PSUs	—	1,890	—	2,259
Diluted weighted average common shares outstanding	171,164	171,486	170,752	171,384
(Loss)/earnings per share attributable to common shareholders:
Basic	$(0.11)	$0.23	$(2.86)	$0.15
Diluted	$(0.11)	$0.23	$(2.86)	$0.15
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
The following table summarizes the gross number of potential dilutive unvested RSUs and PSUs excluded due to antidilution (unadjusted for the treasury stock method):

	Quarter Ended		Three Quarters Ended
(in thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
KKI	10,953	2,807	10,953	2,807
KK U.K.	—	7	—	7
KK Australia	—	—	74	—
KK Mexico	—	—	—	—
For the quarter and three quarters ended September 28, 2025 and September 29, 2024, all 3.9 million and 2.8 million time-vested stock options, respectively, were excluded from the computation of diluted weighted average common shares outstanding based on application of the treasury stock method.

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

The reportable segment results are as follows:

	Quarter Ended		Three Quarters Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
U.S.
Net revenues	$216,187	$228,376	$682,830	$813,615
Less:
Product and distribution costs, adjusted	53,574	56,837	168,160	192,807
Operating expenses, adjusted	126,175	129,402	400,921	428,971
Selling, general and administrative expense, adjusted	16,622	21,436	52,826	77,512
Marketing expenses, adjusted	7,343	6,860	21,585	23,493
Other segment items (1)	(8,537)	(82)	(7,513)	1,626
Depreciation expense and amortization of right of use assets, adjusted	14,886	12,974	48,405	45,074
Total U.S. Adjusted EBIT	$6,124	$949	$(1,554)	$44,132

International
Net revenues	$140,237	$130,697	$392,627	$380,716
Less:
Product and distribution costs, adjusted	32,021	31,352	89,747	92,417
Operating expenses, adjusted	67,961	61,535	197,022	177,359
Selling, general and administrative expense, adjusted	13,100	12,196	38,877	36,888
Marketing expenses, adjusted	4,284	2,786	10,162	8,793
Other segment items (1)	(286)	50	544	289
Depreciation expense and amortization of right of use assets, adjusted	8,280	7,783	24,016	23,024
Total International Adjusted EBIT	$14,877	$14,995	$32,259	$41,946

Market Development
Net revenues	$18,874	$20,794	$54,792	$67,043
Less:
Product and distribution costs, adjusted	5,746	7,603	16,403	25,265
Selling, general and administrative expense, adjusted	756	1,097	3,192	3,449
Other segment items (1)	378	823	3,208	2,283
Depreciation expense and amortization of right of use assets, adjusted	35	39	112	116
Total Market Development Adjusted EBIT	$11,959	$11,232	$31,877	$35,930

Corporate
Total Corporate expenses within Adjusted EBIT	$(17,908)	$(16,073)	$(57,631)	$(51,360)

Total Reportable Segment
Total reportable segment net revenues	$375,298	$379,867	$1,130,249	$1,261,374
Total reportable segment Adjusted EBIT	$15,052	$11,103	$4,951	$70,648
(1)The U.S. and International segments’ other segment items consist of pre-opening costs and other income, net. The Market Development segment other segment items consist of operating expenses, marketing expenses, pre-opening costs, and other income, net.

The following table presents a reconciliation of net loss/(income) to Adjusted EBIT:

	Quarter Ended		Three Quarters Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net (loss)/income	$(20,131)	$37,572	$(494,654)	$25,978
Interest expense, net	16,358	16,280	49,250	44,468
Income tax (benefit)/expense	(2,816)	17,679	(25,936)	18,330
Share-based compensation	774	9,969	8,011	24,603
Employer payroll taxes related to share-based compensation	26	49	283	299
(Gain)/loss on divestiture of Insomnia Cookies	—	(87,128)	11,501	(87,128)
Goodwill impairment	—	—	355,958	—
Other non-operating (income)/expense, net (1)	(591)	(407)	(2,161)	1,115
Strategic initiatives (2)	11,858	11,426	37,078	20,434
Acquisition and integration expenses (3)	—	1,938	(111)	3,037
New market penetration expenses (4)	208	156	528	1,194
Shop closure expenses, net (5)	502	21	36,497	788
Restructuring and severance expenses (6)	522	631	5,469	769
Gain on remeasurement of equity method investment (7)	—	(5,579)	—	(5,579)
Gain on sale-leaseback	—	—	(6,749)	—
Gain on refranchising (8)	(1,063)	—	(1,063)	—
Other (9)	1,504	716	7,658	(257)
Amortization of acquisition related intangibles (10)	7,901	7,780	23,392	22,597
Adjusted EBIT	$15,052	$11,103	$4,951	$70,648
(1)Primarily foreign translation gains and losses in each period, as well as equity method income from Insomnia Cookies following the divestiture of a controlling interest in Insomnia Cookies during fiscal 2024.
(2)The quarter and three quarters ended September 28, 2025 consist primarily of costs associated with the U.S. national expansion, including exit costs associated with termination of the Business Relationship Agreement with McDonald’s USA, and the evaluation of potential opportunities to refranchise certain equity markets. The quarter and three quarters ended September 29, 2024 consist primarily of costs associated with the divestiture of the Insomnia Cookies business, preparing for the U.S. national expansion (including McDonald’s USA), and global transformation.
(3)Consists of acquisition and integration-related costs in connection with the Company’s business and franchise acquisitions, including legal, due diligence, and advisory fees incurred in connection with acquisition and integration-related activities for the applicable period.
(4)Consists of start-up costs associated with entry into new countries in which the Company’s brands have not previously operated, including Brazil and Spain.
(5)Includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment.
(6)The quarter and three quarters ended September 28, 2025 consist primarily of costs associated with restructuring of the U.S. and U.K. businesses. The quarter and three quarters ended September 29, 2024 consist primarily of costs associated with the restructuring of the U.K. executive team.
(7)Consists of a gain related to the remeasurement of the equity method investments in KremeWorks USA, LLC and KremeWorks Canada, L.P. to fair value immediately prior to the acquisition of the shops. Refer to Note 2, Acquisitions and Divestitures for further information.
(8)Includes gains and losses on the deconsolidation of assets and liabilities associated with the refranchising of Krispy Kreme shops.
(9)The quarter and three quarters ended September 28, 2025 consist primarily of $1.5 million and $6.8 million, respectively, in costs related to remediation of the 2024 Cybersecurity Incident, including fees for cybersecurity experts and other advisors. The quarter and three quarters ended September 29, 2024 consist primarily of legal and other regulatory expenses incurred outside the ordinary course of business, as well as a gain from insurance proceeds received related to a shop in the U.S. that was destroyed and subsequently rebuilt.
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
Cautionary Note Regarding Forward-Looking Statements
Certain information included in this Quarterly Report on Form 10-Q is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, and involves risks, assumptions, and uncertainties that could cause actual results to differ materially from those expressed or implied by forward-looking statements. Forward-looking statements can be identified by use of forward-looking terminology, including terms such as “plan,” “believe,” “may,” “continue,” “could,” “will,” “should,” “would,” “anticipate,” “attempt,” “estimate,” “expect,” “intend,” “objective,” “seek,” “pursue,” “strive,” or, in each case, the negative of these words, comparable terminology, or other references to future periods; however, statements may be forward-looking whether or not these terms or their negatives are used. Forward-looking statements are not a representation by us that the future plans, estimates, or expectations contemplated by us will be achieved. Our actual results could differ materially from the forward-looking statements included herein. We consider the assumptions and estimates on which forward-looking statements are based to be reasonable, but they are subject to various risks and uncertainties relating to our operations, financial results, financial conditions, business, prospects, future plans and strategies, projections, liquidity, the economy, and other future conditions. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors could cause our actual results to differ materially from those contained in forward-looking statements including, without limitation: food safety issues, including risks of food-borne illnesses, tampering, contamination, and cross-contamination; impacts from the 2024 Cybersecurity Incident or any other material failure, inadequacy, or interruption of our information technology systems, including breaches or failures of such systems or other cybersecurity or data security-related incidents; any harm to our reputation or brand image; negative impacts on our business due to changes in consumer spending habits, consumer preferences, or demographic trends; changes in the cost of raw materials and other commodities, including due to import and export requirements (including tariffs), inflation, or foreign exchange rates; our ability to execute on our omni-channel business strategy; our significant indebtedness and our ability to meet the financial and other covenants under our credit facilities; regulatory investigations, enforcement actions, or material litigation; and other risks and uncertainties described under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 29, 2024, filed by us with the SEC and described in the other filings we make from time to time with the SEC. These forward-looking statements are made only as of the date of this document, and we undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events, or otherwise, except as may be required by law.

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
The following table presents a summary of our financial results for the periods presented:

	Quarter Ended			Three Quarters Ended
(in thousands, except percentages)	September 28, 2025	September 29, 2024	% Change	September 28, 2025	September 29, 2024	% Change
Net Revenues (1)	$375,298	$379,867	-1.2%	$1,130,249	$1,261,374	-10.4%
Net (Loss)/Income (2)	(20,131)	37,572	nm	(494,654)	25,978	nm
Net (Loss)/Income Attributable to Krispy Kreme, Inc. (2)	(19,444)	39,563	nm	(487,988)	25,538	nm
Adjusted Net Income/(Loss), Diluted (2) (3)	1,428	(2,498)	nm	(32,714)	17,937	nm
Adjusted EBIT (3)	15,052	11,103	35.6%	4,951	70,648	-93.0%
Adjusted EBITDA (3)	40,597	34,699	17.0%	84,688	147,613	-42.6%
(1)Organic revenue growth/(decline) was 0.6% and (0.4)% in the quarter and three quarters ended September 28, 2025, respectively. Refer to “Results of Operations” below for more information on and the calculation of organic revenue growth/(decline).
(2)“nm” as used here and within “Results of Operations” means “not meaningful.”
(3)Refer to “Key Performance Indicators and Non-GAAP Measures” below for more information as to how we define and calculate Adjusted EBITDA, Adjusted EBIT, and Adjusted Net Income/(Loss), Diluted and for a reconciliation of Adjusted EBITDA, Adjusted EBIT, and Adjusted Net Income/(Loss), Diluted to the most comparable measure calculated under GAAP.

Significant Events and Transactions
Our Turnaround Plan
We have implemented a comprehensive turnaround plan to deleverage the balance sheet and deliver sustainable, profitable growth through a focus on the following components:
•Refranchising: Improve financial flexibility through pursuit of opportunities to refranchise certain international equity markets, and to restructure our consolidated subsidiary in the western U.S., WKS Krispy Kreme, which accounts for approximately 15% of revenues in the U.S. segment, to a minority ownership interest;
•Improving return on invested capital: Reduce capital intensity by using existing assets and focusing on franchise development. We expect full year fiscal 2025 capital expenditures to be below full year fiscal 2024 capital expenditures, and we expect to continue to reduce capital investment in fiscal 2026 compared to fiscal 2025;
•Expanding profit margins: Expand profit margins through greater operational efficiency. During the third quarter of fiscal 2025, we focused on making doughnuts more efficiently through optimizing production, streamlining Hub activities, and improving labor productivity. In addition, we are focused on delivering fresh doughnuts more efficiently through outsourcing U.S. logistics and improving route management and demand planning, and through testing adjusted production and delivery schedules to support cost-effective expansion. During the third quarter, we continued to outsource some of our U.S. DFD deliveries to third-party logistics (“3PL”) carriers, and expect to outsource deliveries in additional U.S. locations to additional 3PL carriers through fiscal 2026; and
•Driving sustainable, profitable growth: Pursue U.S. growth based upon sustainable and profitable revenue streams. During the third quarter of fiscal 2025, we added more than 200 profitable DFD Doors with strategic partners. At the same time, we are also focused on the strategic closure of underperforming DFD Doors, with our Global Points of Access of 14,851 representing a decrease of 6.1% compared to the third quarter of fiscal 2024.
Growing our Global Presence
A key strategic initiative on our journey to become the most loved sweet treat brand in the world is to increase our global presence in new and existing markets. For example, through franchisees and minority joint ventures, we opened our first Hot Light Theater Shop in Spain in October 2025, and expect to open our first shop in Uzbekistan during the fourth quarter of fiscal 2025.

Digital, Brand, and Innovation
We continue to prioritize expanding our digital channel sales, which grew in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024. Growth in our digital channel is due to improvements in our branded digital platform as well as increasing product availability through third party platforms. Innovation is also a significant driver of frequency as we create and introduce premium and buzz-worthy offerings to consumers across our Global Points of Access. During the third quarter of fiscal 2025, we delivered the joy that is Krispy Kreme by spotlighting our core offerings such as the Original Glazed doughnut, supplemented by specialty doughnut offerings and seasonal activations, including Harry Potter, Pumpkin Spice, and many others around the world. In addition, we recently announced a refresh of our everyday doughnut menu to focus on trending flavors, fan favorites requested on social media, and returning popular doughnuts.

HUNGRY FOR HEROES
The DC Super Heroes Collection
Krispy Kreme
DOUGHNUTS
12
© & ™ DC

Krispy Kreme DOUGHNUTS × Harry Potter
HOUSES OF HOGWARTS™
DOUGHNUTS
All characters and elements © & ™ Warner Bros. Entertainment Inc. (s25)

pumpkin spice
COLLECTION

Krispy Kreme
Harry Potter
Krispy Kreme DOUGHNUTS × Harry Potter
SORTING HAT™
DOUGHNUT

Termination of the Business Relationship Agreement with McDonald’s USA
On June 24, 2025, we and McDonald’s USA announced that our companies jointly decided to terminate the Business Relationship Agreement effective July 2, 2025, resulting in the reduction of approximately 2,400 DFD Doors in the third quarter of fiscal 2025. Although our two companies partnered to support execution, marketing, and training, our efforts to bring operating costs in line with unit demand were unsuccessful, making the partnership unsustainable for us. We have worked to quickly remove costs related to the McDonald’s USA partnership which we expect to continue positively impacting profitability trends for our U.S. segment in the fourth quarter of fiscal 2025 and the first half of fiscal 2026. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
2024 Cybersecurity Incident
As previously disclosed, during the fourth quarter of fiscal 2024, unauthorized activity on a portion of our information technology systems resulted in our experiencing certain operational disruptions, including with online ordering in parts of the U.S. (the “2024 Cybersecurity Incident”). The investigation of the 2024 Cybersecurity Incident was substantially completed in the second quarter of fiscal 2025. As previously disclosed, our online ordering, retail shops, and core business functions are now fully operational. We incurred losses and costs from the incident, primarily in the fourth quarter of fiscal 2024 and early in the first quarter of fiscal 2025, which were estimated to have had an approximately $15 million aggregate impact on Adjusted EBITDA in those periods (includes margin on lost revenues, as well as operational inefficiencies). We hold cybersecurity insurance which has offset a portion of the losses and costs from the incident. We received $9.3 million business interruption insurance proceeds during the third quarter of fiscal 2025, and expect to receive additional insurance proceeds.

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
The following table presents our Global Points of Access, by segment and type, as of the end of the third quarter of fiscal 2025, the third quarter of fiscal 2024, and fiscal 2024, respectively:

	Global Points of Access
	Quarter Ended		Fiscal Year Ended
	September 28, 2025	September 29, 2024	December 29, 2024
U.S.:
Hot Light Theater Shops	235	236	237
Fresh Shops	69	71	70
DFD Doors (1)	6,971	7,711	9,644
Total	7,275	8,018	9,951
International:
Hot Light Theater Shops	52	48	49
Fresh Shops	524	508	519
Carts, Food Trucks, and Other (2)	17	17	17
DFD Doors	4,292	4,867	4,583
Total	4,885	5,440	5,168
Market Development:
Hot Light Theater Shops	111	110	108
Fresh Shops	1,125	1,059	1,095
Carts, Food Trucks, and Other (2)	31	30	30
DFD Doors	1,424	1,154	1,205
Total	2,691	2,353	2,438
Total Global Points of Access (as defined)	14,851	15,811	17,557
Total Hot Light Theater Shops	398	394	394
Total Fresh Shops	1,718	1,638	1,684
Total Shops	2,116	2,032	2,078
Total Carts, Food Trucks, and Other	48	47	47
Total DFD Doors (1)	12,687	13,732	15,432
Total Global Points of Access (as defined)	14,851	15,811	17,557
(1)During the third quarter of fiscal 2025 we exited approximately 2,400 McDonald’s USA DFD Doors related to termination of the Business Relationship Agreement with McDonald’s USA.
(2)Carts and Food Trucks are non-producing, mobile (typically on wheels) facilities without walls or a door where product is received from a Hot Light Theater Shop or Doughnut Factory. Other includes a vending machine. Points of Access in this category are primarily found in international locations in airports and train stations.

As of September 28, 2025, we had 14,851 Global Points of Access, with 2,116 Krispy Kreme branded shops, 48 Carts and Food Trucks, and 12,687 DFD Doors. During the third quarter of fiscal 2025, we added a net 14 additional Krispy Kreme branded Doughnut Shops globally, in countries such as Brazil, Canada, and France, among many others. The decrease to the total Global Points of Access compared to the end of the second quarter of fiscal 2025 primarily relates to the exit of DFD Doors related to termination of the Business Relationship Agreement with McDonald’s USA, as well as the strategic closure of underperforming DFD Doors.
We also utilize “Hubs” as a key performance indicator. We have an omni-channel strategy to reach more consumers where they are and drive sustainable, profitable growth, and this strategy is supported by a capital-efficient Hub and Spoke distribution model that provides a route to market and powers profitability. Our Hot Light Theater Shops and Doughnut Factories serve as centralized production facilities (“Hubs”). From these Hubs, we deliver doughnuts to our Fresh Shops, Carts and Food Trucks, and DFD Doors (“Spokes”) primarily through an integrated network of Company-operated delivery routes, designed to ensure quality and freshness. During the third quarter of fiscal 2025, we continued to outsource some of our U.S. DFD deliveries to 3PL carriers, and expect to outsource deliveries in additional U.S. locations to additional 3PL carriers through the middle of fiscal 2026. Specific to the U.S. segment, certain legacy Hubs have not historically had Spokes. Many Hubs in the U.S. segment are being converted to add Spokes while certain legacy Hubs do not currently have the ability or need to add Spokes.
The following table presents our Hubs, by segment and type, as of the end of the third quarter of fiscal 2025, the third quarter of fiscal 2024, and fiscal 2024, respectively:

	Hubs
	Quarter Ended		Fiscal Year Ended
	September 28, 2025	September 29, 2024	December 29, 2024
U.S.:
Hot Light Theater Shops (1)	223	230	232
Doughnut Factories	6	6	6
Total	229	236	238
Hubs with Spokes	157	152	158
Hubs without Spokes	72	84	80
International:
Hot Light Theater Shops (1)	43	39	40
Doughnut Factories	14	14	14
Total	57	53	54
Hubs with Spokes	57	53	54
Market Development:
Hot Light Theater Shops (1)	109	108	106
Doughnut Factories	26	26	27
Total	135	134	133
Total Hubs	421	423	425
(1)Includes only Hot Light Theater Shops and excludes Mini Theaters. A Mini Theater is a Spoke location that produces some doughnuts for itself and also receives doughnuts from another producing location.

Non-GAAP Measures
We report our financial results in accordance with GAAP; however, management evaluates our results of operations using, among other measures, organic revenue growth, Sales per Hub, adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), Adjusted EBIT, Adjusted Net Income/(Loss), Diluted, and Adjusted EPS as we believe these non-GAAP measures are useful in evaluating our operating performance.
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
Organic Revenue Growth/(Decline)
Organic revenue growth/(decline) measures our revenue growth trends excluding the impact of acquisitions, divestitures, and foreign currency, and we believe it is useful for investors to understand the expansion of our global footprint through internal efforts. We define “organic revenue growth/(decline)” as the growth/(decline) in revenues, excluding (i) acquired shops owned by us for less than 12 months following their acquisition, (ii) the impact of foreign currency exchange rate changes, (iii) the impact of shop closures related to restructuring programs, (iv) the impact of the divestiture of a controlling interest in Insomnia Cookies, (v) the impact of the divestiture of shops through refranchising, and (vi) revenues generated during the 53rd week for those fiscal years that have a 53rd week based on our fiscal calendar defined in Note 1, Description of Business and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. See “Results of Operations” for our organic growth/(decline) calculations for the periods presented.

Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income/(Loss), Diluted, and Adjusted EPS
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
We define “Adjusted Net Income/(Loss), Diluted” as net (loss)/income attributable to common shareholders, adjusted for share-based compensation, certain strategic initiatives, acquisition and integration expenses, amortization of acquisition-related intangibles, the tax impact of adjustments, and certain other non-recurring, infrequent, or non-core income and expense items. “Adjusted EPS” is Adjusted Net Income/(Loss), Diluted converted to a per share amount.
Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income/(Loss), Diluted, and Adjusted EPS have certain limitations, including adjustments for income and expense items that are required by GAAP. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as share-based compensation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using these non-GAAP measures supplementally.
The following tables present a reconciliation of net loss/(income) to Adjusted EBIT and Adjusted EBITDA, and net loss/(income) to Adjusted Net Income/(Loss), Diluted and Adjusted EPS for the periods presented:

	Quarter Ended		Three Quarters Ended
(in thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net (loss)/income	$(20,131)	$37,572	$(494,654)	$25,978
Interest expense, net	16,358	16,280	49,250	44,468
Income tax (benefit)/expense	(2,816)	17,679	(25,936)	18,330
Share-based compensation	774	9,969	8,011	24,603
Employer payroll taxes related to share-based compensation	26	49	283	299
(Gain)/loss on divestiture of Insomnia Cookies	—	(87,128)	11,501	(87,128)
Goodwill impairment	—	—	355,958	—
Other non-operating (income)/expense, net (1)	(591)	(407)	(2,161)	1,115
Strategic initiatives (2)	11,858	11,426	37,078	20,434
Acquisition and integration expenses (3)	—	1,938	(111)	3,037
New market penetration expenses (4)	208	156	528	1,194
Shop closure expenses, net (5)	502	21	36,497	788
Restructuring and severance expenses (6)	522	631	5,469	769
Gain on remeasurement of equity method investment (7)	—	(5,579)	—	(5,579)
Gain on sale-leaseback	—	—	(6,749)	—
Gain on refranchising (8)	(1,063)	—	(1,063)	—
Other (9)	1,504	716	7,658	(257)
Amortization of acquisition related intangibles (10)	7,901	7,780	23,392	22,597
Adjusted EBIT	$15,052	$11,103	$4,951	$70,648
Depreciation expense and amortization of right of use assets	25,545	23,596	79,737	76,965
Adjusted EBITDA	$40,597	$34,699	$84,688	$147,613

	Quarter Ended		Three Quarters Ended
(in thousands, except per share amounts)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net (loss)/income	$(20,131)	$37,572	$(494,654)	$25,978
Share-based compensation	774	9,969	8,011	24,603
Employer payroll taxes related to share-based compensation	26	49	283	299
(Gain)/loss on divestiture of Insomnia Cookies	—	(87,128)	11,501	(87,128)
Goodwill impairment	—	—	355,958	—
Other non-operating (income)/expense, net (1)	(591)	(407)	(2,161)	1,115
Strategic initiatives (2)	11,858	11,426	37,078	20,434
Acquisition and integration expenses (3)	—	1,938	(111)	3,037
New market penetration expenses (4)	208	156	528	1,194
Shop closure expenses, net (5)	502	21	36,497	788
Restructuring and severance expenses (6)	522	631	5,469	769
Gain on remeasurement of equity method investment (7)	—	(5,579)	—	(5,579)
Gain on sale-leaseback	—	—	(6,749)	—
Gain on refranchising (8)	(1,063)	—	(1,063)	—
Other (9)	1,504	716	7,658	(257)
Amortization of acquisition related intangibles (10)	7,901	7,780	23,392	22,597
Tax impact of adjustments (11)	(763)	20,766	(21,014)	13,765
Tax specific adjustments (12)	—	(2,395)	—	(3,210)
Net loss/(income) attributable to noncontrolling interest	687	1,991	6,666	(440)
Adjusted net income/(loss) attributable to common shareholders - Basic	$1,434	$(2,494)	$(32,711)	$17,965
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(6)	(4)	(3)	(28)
Adjusted net income/(loss) attributable to common shareholders - Diluted	$1,428	$(2,498)	$(32,714)	$17,937
Basic weighted average common shares outstanding	171,164	169,596	170,752	169,125
Dilutive effect of outstanding common stock options, RSUs, and PSUs	1,402	—	—	2,259
Diluted weighted average common shares outstanding	172,566	169,596	170,752	171,384
Adjusted net income/(loss) per share attributable to common shareholders:
Basic	$0.01	$(0.01)	$(0.19)	$0.11
Diluted	$0.01	$(0.01)	$(0.19)	$0.10
(1)Primarily foreign translation gains and losses in each period, as well as equity method income from Insomnia Cookies following the divestiture of a controlling interest in Insomnia Cookies during fiscal 2024.
(2)The quarter and three quarters ended September 28, 2025 consist primarily of costs associated with the U.S. national expansion, including exit costs associated with termination of the Business Relationship Agreement with McDonald’s USA, and the evaluation of potential opportunities to refranchise certain equity markets. The quarter and three quarters ended September 29, 2024 consist primarily of costs associated with the divestiture of the Insomnia Cookies business, preparing for the U.S. national expansion (including McDonald’s USA), and global transformation.
(3)Consists of acquisition and integration-related costs in connection with the Company’s business and franchise acquisitions, including legal, due diligence, and advisory fees incurred in connection with acquisition and integration-related activities for the applicable period.
(4)Consists of start-up costs associated with entry into new countries in which the Company’s brands have not previously operated, including Brazil and Spain.
(5)Includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment.
(6)The quarter and three quarters ended September 28, 2025 consist primarily of costs associated with restructuring of the U.S. and U.K. businesses. The quarter and three quarters ended September 29, 2024 consist primarily of costs associated with the restructuring of the U.K. executive team.

(7)Consists of a gain related to the remeasurement of the equity method investments in KremeWorks USA, LLC and KremeWorks Canada, L.P. to fair value immediately prior to the acquisition of the shops. Refer to Note 2, Acquisitions and Divestitures to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
(8)Includes gains and losses on the deconsolidation of assets and liabilities associated with the refranchising of Krispy Kreme shops.
(9)The quarter and three quarters ended September 28, 2025 consist primarily of $1.5 million and $6.8 million, respectively, in costs related to remediation of the 2024 Cybersecurity Incident, including fees for cybersecurity experts and other advisors. The quarter and three quarters ended September 29, 2024 consist primarily of legal and other regulatory expenses incurred outside the ordinary course of business, as well as a gain from insurance proceeds received related to a shop in the U.S. that was destroyed and subsequently rebuilt.
(10)Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the Condensed Consolidated Statements of Operations.
(11)Tax impact of adjustments calculated applying the applicable statutory rates. The quarter and three quarters ended September 28, 2025 and September 29, 2024 also include the impact of disallowed executive compensation expense.
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
Sales per Hub was as follows for each of the periods below:

	Trailing Four Quarters Ended	Fiscal Year Ended
(in thousands, unless otherwise stated)	September 28, 2025	December 29, 2024	December 31, 2023
U.S.:
Revenues	$927,951	$1,058,736	$1,104,944
Non-Fresh Revenues (1)	(2,861)	(3,161)	(9,416)
Fresh Revenues from Insomnia Cookies and Hubs without Spokes (2)	(165,624)	(307,665)	(399,061)
Fresh Revenues from Hubs with Spokes	759,466	747,910	696,467
Sales per Hub (millions)	4.8	4.9	4.9

International:
Fresh Revenues from Hubs with Spokes (3)	$531,013	$519,102	$489,631
Sales per Hub (millions) (4)	9.8	9.9	9.8
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
In our International segment, where the Hub and Spoke model originated, we had Sales per Hub of $9.8 million during the trailing four quarters ended September 28, 2025, largely consistent with the $9.9 million generated in the full fiscal year 2024 and the $9.8 million generated in the full fiscal year 2023. The International segment illustrates the benefits of leveraging our Hub and Spoke model as the most efficient way to grow the business, as shown by the consistent Sales per Hub and higher Adjusted EBITDA margins despite elevated commodity costs and macroeconomic conditions. In the U.S. segment, we had Sales per Hub of $4.8 million during the trailing four quarters ended September 28, 2025, largely consistent with the $4.9 million generated in the full fiscal year 2024 and the full fiscal year 2023. In the U.S. we continue our efforts to increase the number of quality Spokes served by our Hubs, while exiting underperforming Spokes, as we work towards optimizing the segment in line with our International segment. We expect to increase the number of quality Spokes through growth with DFD partners across the U.S. coupled with strategic closure of underperforming DFD Doors.

Results of Operations
The following comparisons are historical results and are not indicative of future results, which could differ materially from the historical financial information presented.
Quarter ended September 28, 2025 compared to the Quarter ended September 29, 2024
The following table presents our unaudited condensed consolidated results of operations for the quarter ended September 28, 2025 and the quarter ended September 29, 2024:

	Quarter Ended
	September 28, 2025		September 29, 2024		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$365,701	97.4%	$370,662	97.6%	$(4,961)	-1.3%
Royalties and other revenues	9,597	2.6%	9,205	2.4%	392	4.3%
Total net revenues	375,298	100.0%	379,867	100.0%	(4,569)	-1.2%
Product and distribution costs	96,214	25.6%	95,840	25.2%	374	0.4%
Operating expenses	195,939	52.2%	192,027	50.6%	3,912	2.0%
Selling, general and administrative expense	49,393	13.2%	71,110	18.7%	(21,717)	-30.5%
Marketing expenses	11,796	3.1%	10,680	2.8%	1,116	10.4%
Pre-opening costs	666	0.2%	619	0.2%	47	7.6%
Goodwill and other asset impairments	4,805	1.3%	—	—%	4,805	nm
Other income, net	(9,781)	-2.6%	(5,781)	-1.5%	(4,000)	-69.2%
Depreciation and amortization expense	33,446	8.9%	31,376	8.3%	2,070	6.6%
Operating loss	(7,180)	-1.9%	(16,004)	-4.2%	8,824	55.1%
Interest expense, net	16,358	4.4%	16,280	4.3%	78	0.5%
Gain on divestiture of Insomnia Cookies	—	—%	(87,128)	-22.9%	87,128	100.0%
Other non-operating income, net	(591)	-0.2%	(407)	-0.1%	(184)	-45.2%
(Loss)/income before income taxes	(22,947)	-6.1%	55,251	14.5%	(78,198)	-141.5%
Income tax (benefit)/expense	(2,816)	-0.8%	17,679	4.7%	(20,495)	-115.9%
Net (loss)/income	(20,131)	-5.4%	37,572	9.9%	(57,703)	-153.6%
Net loss attributable to noncontrolling interest	(687)	-0.2%	(1,991)	-0.5%	1,304	65.5%
Net (loss)/income attributable to Krispy Kreme, Inc.	$(19,444)	-5.2%	$39,563	10.4%	$(59,007)	-149.1%

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the quarter ended September 28, 2025 compared to the quarter ended September 29, 2024:

(in thousands, except percentages)	U.S.	International	Market Development	Total Company
Total net revenues in third quarter of fiscal 2025	$216,187	$140,237	$18,874	$375,298
Total net revenues in third quarter of fiscal 2024	228,376	130,697	20,794	379,867
Total Net Revenues (Decline)/Growth	(12,189)	9,540	(1,920)	(4,569)
Total Net Revenues (Decline)/Growth %	-5.3%	7.3%	-9.2%	-1.2%
Less: Impact of Insomnia Cookies divestiture	(10,037)	—	—	(10,037)
Less: Impact of refranchising	(133)	—	39	(94)
Adjusted net revenues in third quarter of fiscal 2024	218,206	130,697	20,833	369,736
Adjusted net revenue growth/(decline)	(2,019)	9,540	(1,959)	5,562
Impact of acquisitions	(2,721)	(234)	857	(2,098)
Impact of foreign currency translation	—	(1,243)	—	(1,243)
Organic Revenue Growth/(Decline)	$(4,740)	$8,063	$(1,102)	$2,221
Organic Revenue Growth/(Decline) %	-2.2%	6.2%	-5.3%	0.6%
Total net revenue declined $4.6 million, or approximately 1.2%, from the third quarter of fiscal 2024 to the third quarter of fiscal 2025, primarily due to the $10.0 million reduction associated with the divestiture of a controlling interest in Insomnia Cookies in the third quarter of fiscal 2024. Organic revenue increased $2.2 million, or approximately 0.6%, primarily driven by growth in the International segment. The organic revenue increase reflects a Global Points of Access decline of 960, or 6.1%, impacted by the strategic closure of underperforming DFD Doors.
Our U.S. segment net revenue declined $12.2 million, or approximately 5.3%, from the third quarter of fiscal 2024 to the third quarter of fiscal 2025, primarily due to the $10.0 million reduction associated with the divestiture of a controlling interest in Insomnia Cookies in the third quarter of fiscal 2024. U.S. organic revenue declined $4.7 million, or approximately 2.2%, primarily driven by lower Doughnut Shop transaction volume impacted by consumer softness in a challenging macroeconomic environment. The organic revenue decline was also driven by U.S. Points of Access decline of 743, or 9.3%, impacted by the strategic closure of underperforming DFD Doors. The organic revenue decline was partially offset by success from the Harry Potter specialty doughnuts.
Our International segment net revenue increased $9.5 million, or approximately 7.3%, from the third quarter of fiscal 2024 to the third quarter of fiscal 2025, aided by foreign currency translation impacts of $1.2 million. International organic revenue grew $8.1 million, or approximately 6.2%, driven primarily by strength in Canada, Japan, and Mexico and recovery in the U.K.
Our Market Development segment net revenue declined $1.9 million, or approximately 9.2%, from the third quarter of fiscal 2024 to the third quarter of fiscal 2025, partially due to the $0.9 million impact of franchise acquisitions in fiscal 2024 (the results of acquired franchise businesses are reported within the Market Development segment prior to the respective dates of acquisition, and are reported within the U.S. or International segments, as applicable, following the respective dates of acquisition). Market Development organic revenue declined $1.1 million, or approximately 5.3%, as growth in royalty revenue from certain international franchise markets was more than offset by lower franchisee product sales and less shipments of equipment to franchisees.
Operating expenses: Operating expenses increased $3.9 million, or 2.0%, from the third quarter of fiscal 2024 to the third quarter of fiscal 2025, driven mainly by an increase of $9.0 million in operating expenses for the global Krispy Kreme brand, partially offset by a $5.1 million decrease resulting from the divestiture of a controlling interest in Insomnia Cookies. Operating expenses as a percentage of revenue increased by approximately 160 basis points, from 50.6% in the third quarter of fiscal 2024 to 52.2% in the third quarter of fiscal 2025, primarily due to higher logistics costs, the impact of lower transaction volumes on operating leverage, and approximately $3 million of operating costs associated with our now-ended McDonald’s USA partnership early in the third quarter of fiscal 2025.
Selling, general and administrative expense: Selling, general and administrative (“SG&A”) expense decreased $21.7 million, or 30.5%, from the third quarter of fiscal 2024 to the third quarter of fiscal 2025. As a percentage of revenue, SG&A expense decreased approximately 550 basis points, from 18.7% in the third quarter of fiscal 2024 to 13.2% in the third quarter of fiscal 2025, primarily driven by lower employee costs and share-based compensation expenses related to restructuring initiatives.

Other income, net: Other income, net of $9.8 million in the third quarter of fiscal 2025 was primarily related to $9.3 million of business interruption insurance recoveries related to the 2024 Cybersecurity Incident. Other income, net of $5.8 million in the third quarter of fiscal 2024 was primarily driven by a gain of $5.6 million related to the remeasurement of equity method investments to fair value immediately prior to the acquisition of Krispy Kreme shops referenced in Note 2, Acquisitions and Divestitures to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Depreciation and amortization expense: Depreciation and amortization expense increased $2.1 million, or 6.6%, from the third quarter of fiscal 2024 to the third quarter of fiscal 2025. As a percentage of revenue, Depreciation and amortization expense increased approximately 60 basis points, from 8.3% in the third quarter of fiscal 2024 to 8.9% in the third quarter of fiscal 2025, primarily driven by higher finance lease amortization expense.
Gain on divestiture of Insomnia Cookies: In the third quarter of fiscal 2024, we sold our controlling interest in Insomnia Cookies in exchange for cash proceeds. Following the transaction, we owned approximately 34.7% of Insomnia Cookies and lost the ability to exercise control. Accordingly, we deconsolidated Insomnia Cookies and recorded a gain on divestiture of $87.1 million (gross of income taxes). Refer to Note 2, Acquisitions and Divestitures to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
Income tax (benefit)/expense: Income tax benefit was $2.8 million in the third quarter of fiscal 2025, while income tax expense was $17.7 million in the third quarter of fiscal 2024. The variance was primarily driven by lower pre-tax results in the third quarter of fiscal 2025.
Results of Operations by Segment – Quarter ended September 28, 2025 compared to the Quarter ended September 29, 2024
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Quarter Ended		Change
(in thousands, except percentages)	September 28, 2025	September 29, 2024	$	%
Adjusted EBITDA
U.S.	$21,010	$13,922	$7,088	50.9%
International	23,157	22,779	378	1.7%
Market Development	11,994	11,271	723	6.4%
Corporate	(15,564)	(13,273)	(2,291)	-17.3%
Total Adjusted EBITDA (1)	$40,597	$34,699	$5,898	17.0%
(1)    Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net loss.
U.S. segment Adjusted EBITDA increased $7.1 million, or 50.9%, with margin expansion of 360 basis points to 9.7% in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024, primarily driven by $9.3 million of business interruption insurance recoveries related to the 2024 Cybersecurity Incident. Excluding these insurance recoveries and the divestiture of Insomnia Cookies, U.S. Adjusted EBITDA still increased sequentially by approximately $1.8 million compared to the second quarter of fiscal 2025, beginning to benefit from our turnaround plan initiatives as well as the removal of costs associated with our now-ended McDonald’s USA partnership.
International segment Adjusted EBITDA increased $0.4 million, or 1.7%, aided by benefits from the revenue growth in Japan and Mexico. The margin decline of 90 basis points to 16.5% in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024, was due to the ongoing turnaround in the U.K.
Market Development segment Adjusted EBITDA increased $0.7 million, or 6.4%, with margin expansion of 930 basis points to 63.5% in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024, driven mainly by changes in the revenue mix, including fewer shipments of lower-margin equipment to franchisees, and growth in royalties.

Three Quarters ended September 28, 2025 compared to the Three Quarters ended September 29, 2024
The following table presents our unaudited condensed consolidated results of operations for the three quarters ended September 28, 2025 and the three quarters ended September 29, 2024:

	Three Quarters Ended
	September 28, 2025		September 29, 2024		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$1,103,557	97.6%	$1,233,585	97.8%	$(130,028)	-10.5%
Royalties and other revenues	26,692	2.4%	27,789	2.2%	(1,097)	-3.9%
Total net revenues	1,130,249	100.0%	1,261,374	100.0%	(131,125)	-10.4%
Product and distribution costs	279,577	24.7%	310,701	24.6%	(31,124)	-10.0%
Operating expenses	605,494	53.6%	609,726	48.3%	(4,232)	-0.7%
Selling, general and administrative expense	171,718	15.2%	207,150	16.4%	(35,432)	-17.1%
Marketing expenses	34,220	3.0%	35,211	2.8%	(991)	-2.8%
Pre-opening costs	3,066	0.3%	2,691	0.2%	375	13.9%
Goodwill and other asset impairments	411,899	36.4%	448	—%	411,451	nm
Other income, net	(16,854)	-1.5%	(6,878)	-0.5%	(9,976)	-145.0%
Depreciation and amortization expense	103,129	9.1%	99,562	7.9%	3,567	3.6%
Operating (loss)/income	(462,000)	-40.9%	2,763	0.2%	(464,763)	nm
Interest expense, net	49,250	4.4%	44,468	3.5%	4,782	10.8%
Loss/(gain) on divestiture of Insomnia Cookies	11,501	1.0%	(87,128)	-6.9%	98,629	113.2%
Other non-operating (income)/expense, net	(2,161)	-0.2%	1,115	0.1%	(3,276)	-293.8%
Loss before income taxes	(520,590)	-46.1%	44,308	3.5%	(564,898)	nm
Income tax (benefit)/expense	(25,936)	-2.3%	18,330	1.5%	(44,266)	-241.5%
Net loss	(494,654)	-43.8%	25,978	2.1%	(520,632)	nm
Net (loss)/income attributable to noncontrolling interest	(6,666)	-0.6%	440	—%	(7,106)	nm
Net loss attributable to Krispy Kreme, Inc.	$(487,988)	-43.2%	$25,538	2.0%	$(513,526)	nm

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the three quarters ended September 28, 2025 compared to the three quarters ended September 29, 2024:

(in thousands, except percentages)	U.S.	International	Market Development	Total Company
Total net revenues in first three quarters of fiscal 2025	$682,830	$392,627	$54,792	$1,130,249
Total net revenues in first three quarters of fiscal 2024	813,615	380,716	67,043	1,261,374
Total Net Revenues (Decline)/Growth	(130,785)	11,911	(12,251)	(131,125)
Total Net Revenues (Decline)/Growth %	-16.1%	3.1%	-18.3%	-10.4%
Less: Impact of Insomnia Cookies divestiture	(138,522)	—	—	(138,522)
Less: Impact of refranchising	(133)	—	39	(94)
Adjusted net revenues in first three quarters of fiscal 2024	674,960	380,716	67,082	1,122,758
Adjusted net revenue growth/(decline)	7,870	11,911	(12,290)	7,491
Impact of acquisitions	(25,641)	(3,102)	8,335	(20,408)
Impact of foreign currency translation	—	8,557	—	8,557
Organic Revenue (Decline)/Growth	$(17,771)	$17,366	$(3,955)	$(4,360)
Organic Revenue (Decline)/Growth %	-2.6%	4.6%	-5.9%	-0.4%
Total net revenue declined $131.1 million, or approximately 10.4%, from the first three quarters of fiscal 2024 to the first three quarters of fiscal 2025, primarily due to the $138.5 million reduction associated with the divestiture of a controlling interest in Insomnia Cookies in the third quarter of fiscal 2024. Organic revenue declined $4.4 million, or approximately 0.4%, primarily driven by lower Doughnut Shop transaction volume impacted by consumer softness in a challenging macroeconomic environment and by Global Points of Access decline of 960, or 6.1%, impacted by the strategic closure of underperforming DFD Doors. The organic revenue decline was partially offset by increased pricing of approximately 2% (primarily driven by our planned reduced discounting).
Our U.S. segment net revenue declined $130.8 million, or approximately 16.1%, from the first three quarters of fiscal 2024 to the first three quarters of fiscal 2025, primarily due to the $138.5 million reduction associated with the divestiture of a controlling interest in Insomnia Cookies in the third quarter of fiscal 2024. U.S. organic revenue declined $17.8 million, or approximately 2.6%, primarily driven by lower Doughnut Shop transaction volume impacted by consumer softness in a challenging macroeconomic environment. The organic revenue decline was also driven by Points of Access decline of 743, or 9.3%, impacted by the strategic closure of underperforming DFD Doors. The organic revenue decline was partially offset by increased pricing of approximately 2% (primarily driven by our planned reduced discounting).
Our International segment net revenue grew $11.9 million, or approximately 3.1%, from the first three quarters of fiscal 2024 to the first three quarters of fiscal 2025, in spite of adverse foreign currency translation impacts of $8.6 million. International organic revenue grew $17.4 million, or approximately 4.6%, driven primarily by growth in Canada, Japan, and Mexico. The organic revenue growth was partially offset by lower transaction volume in the U.K.
Our Market Development segment net revenue declined $12.3 million, or approximately 18.3%, from the first three quarters of fiscal 2024 to the first three quarters of fiscal 2025, primarily due to the $8.3 million impact of franchise acquisitions in fiscal 2024. Market Development organic revenue declined $4.0 million, or approximately 5.9%, as expansion of our international franchise business in new markets such as Brazil was more than offset by timing of shipments of mix and equipment to franchisees.
Operating expenses: Operating expenses decreased $4.2 million, or 0.7%, from the first three quarters of fiscal 2024 to the first three quarters of fiscal 2025, driven mainly by a $66.4 million decrease resulting from the divestiture of a controlling interest in Insomnia Cookies that was partially offset by an increase of $62.2 million in operating expenses for the global Krispy Kreme brand primarily due to higher shop and delivery labor expenses, including logistics costs. Operating expenses as a percentage of revenue increased approximately 530 basis points, from 48.3% in the first three quarters of fiscal 2024 to 53.6% in the first three quarters of fiscal 2025, primarily due to the impact of lower transaction volumes on operating leverage, operating costs associated with our now-ended McDonald’s USA partnership, and an estimated $5 million related to the 2024 Cybersecurity Incident, primarily related to operational inefficiencies.

Selling, general and administrative expense: SG&A expense decreased $35.4 million, or 17.1%, from the first three quarters of fiscal 2024 to the first three quarters of fiscal 2025, driven mainly by a $23.8 million impact from the divestiture of a controlling interest in Insomnia Cookies. As a percentage of revenue, SG&A expense decreased approximately 120 basis points, from 16.4% in the first three quarters of fiscal 2024 to 15.2% in the first three quarters of fiscal 2025, primarily driven by lower employee costs and share-based compensation expenses related to restructuring initiatives.
Goodwill and other asset impairments: For discussion of the $411.9 million non-cash goodwill and other asset impairments in the first three quarters of fiscal 2025, refer to Note 1, Description of Business and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Other income, net: Other income, net of $16.9 million in the first three quarters of fiscal 2025 was primarily related to $9.3 million of business interruption insurance recoveries related to the 2024 Cybersecurity Incident and gains on sale-leaseback transactions described in Note 5, Leases to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. Other income, net of $6.9 million in the first three quarters of fiscal 2024 was primarily driven by a gain of $5.6 million related to the remeasurement of equity method investments to fair value immediately prior to the acquisition of Krispy Kreme shops referenced in Note 2, Acquisitions and Divestitures to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Depreciation and amortization expense: Depreciation and amortization expense increased $3.6 million, or 3.6%, from the first three quarters of fiscal 2024 to the first three quarters of fiscal 2025. As a percentage of revenue, Depreciation and amortization expense increased approximately 120 basis points, from 7.9% in the first three quarters of fiscal 2024 to 9.1% in the first three quarters of fiscal 2025, primarily driven by higher finance lease amortization expense and increased depreciation associated with capital assets placed into service to support our U.S. national expansion, including the McDonald’s USA rollout. We recorded long-lived asset and lease impairment charges during the second quarter of fiscal 2025, a portion of which related to assets supporting the U.S. national expansion, including the McDonald’s USA rollout, which we expect to impact the future rate of depreciation expense for these assets.
Interest expense, net: Interest expense, net increased $4.8 million, or 10.8%, from the first three quarters of fiscal 2024 to the first three quarters of fiscal 2025 primarily driven by higher finance lease interest expense and a higher average debt balance.
Loss/(gain) on divestiture of Insomnia Cookies: In the third quarter of fiscal 2024, we sold our controlling interest in Insomnia Cookies in exchange for cash proceeds. Following the transaction, we owned approximately 34.7% of Insomnia Cookies and lost the ability to exercise control. Accordingly, we deconsolidated Insomnia Cookies and recorded a gain on divestiture of $87.1 million (gross of income taxes). In the second quarter of fiscal 2025, we sold the remainder of our ownership interest in Insomnia Cookies for cash proceeds and recognized a loss on divestiture of $11.5 million (gross of income taxes). Refer to Note 2, Acquisitions and Divestitures to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
Income tax (benefit)/expense: Income tax benefit was $25.9 million in the first three quarters of fiscal 2025, while income tax expense was $18.3 million in the first three quarters of fiscal 2024. The variance was primarily driven by lower pre-tax results in the first three quarters of fiscal 2025, offset by the tax effect of nondeductible goodwill impairment charges.

Results of Operations by Segment – Three Quarters ended September 28, 2025 compared to the Three Quarters ended September 29, 2024
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Three Quarters Ended		Change
(in thousands, except percentages)	September 28, 2025	September 29, 2024	$	%
U.S.	$46,851	$89,206	$(42,355)	-47.5%
International	56,275	64,970	(8,695)	-13.4%
Market Development	31,989	36,046	(4,057)	-11.3%
Corporate	(50,427)	(42,609)	(7,818)	-18.3%
Total Adjusted EBITDA (1)	$84,688	$147,613	$(62,925)	-42.6%
(1)    Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net income.
U.S. segment Adjusted EBITDA decreased $42.4 million, or 47.5%, with $15.8 million of the reduction associated with the divestiture of a controlling interest in Insomnia Cookies in the third quarter of fiscal 2024. The margin decline of 410 basis points to 6.9% in the first three quarters of fiscal 2025 compared to the first three quarters of fiscal 2024 was primarily driven by an estimated $13 million to $15 million adverse impact associated with our now-ended McDonald’s USA partnership, lower transaction volumes impacting operating leverage, and an estimated $5 million related to the 2024 Cybersecurity Incident, primarily related to operational inefficiencies. The U.S. Adjusted EBITDA decrease was partially offset by $9.3 million of business interruption insurance recoveries related to the 2024 Cybersecurity Incident.
International segment Adjusted EBITDA decreased $8.7 million, or 13.4%, with margin decline of 280 basis points to 14.3% in the first three quarters of fiscal 2025 compared to the first three quarters of fiscal 2024, as lower transaction volume continued to impact operating leverage for the International equity markets, particularly the U.K.
Market Development segment Adjusted EBITDA decreased $4.1 million, or 11.3%, impacted by franchise acquisitions in fiscal 2024. Market Development Adjusted EBITDA margin expansion of 460 basis points to 58.4% in the first three quarters of fiscal 2025 compared to the first three quarters of fiscal 2024, was driven mainly by changes in the revenue mix, including fewer shipments of lower-margin equipment to franchisees, and growth in royalties.

Capital Resources and Liquidity
Our principal sources of liquidity to date have included cash from operating activities, cash on hand, commercial trade financing including our structured payables programs, and proceeds from strategic transactions such as the divestiture of Insomnia Cookies. Our primary use of liquidity is to fund the cash requirements of our business operations, including working capital needs, capital expenditures, acquisitions, and other commitments.
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
As of September 28, 2025, the principal amount outstanding under our 2023 Facility was $883.3 million. The increase from the 2023 Facility balance as of December 29, 2024 was primarily driven by our need for cash to fund business operations, including impacts from the 2024 Cybersecurity Incident and our U.S. national expansion, as well as payments on structured payables associated with our acquisition of the noncontrolling interest in our consolidated subsidiary Awesome Doughnut. Refer to Note 9, Long-Term Debt to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
We had cash and cash equivalents of $30.7 million and $29.0 million as of September 28, 2025 and December 29, 2024, respectively. We believe that our existing cash and cash equivalents and available borrowing capacity under our credit facilities discussed above will be sufficient to fund our operating and capital needs for at least the next twelve months. Our assessment of the period of time through which our financial resources will be adequate to support our operations could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the growth of our presence in new markets, and the expansion of our omni-channel model in existing markets. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.
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

	Three Quarters Ended
(in thousands)	September 28, 2025	September 29, 2024
Net cash (used for)/provided by operating activities	$(11,095)	$18,787
Net cash provided by investing activities	3,419	44,745
Net cash provided by/(used for) financing activities	12,398	(77,348)
Operating Activities
Cash used for operations totaled $11.1 million for the first three quarters of fiscal 2025, a fluctuation of $29.9 million compared with the first three quarters of fiscal 2024, primarily due to less operating income generated in the first three quarters of fiscal 2025, partially offset by the intentional paydown of obligations due under our SCF programs (discussed in Note 8, Vendor Finance Programs to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q) in the first three quarters of fiscal 2024.
Investing Activities
Cash provided by investing activities totaled $3.4 million for the first three quarters of fiscal 2025, a decrease of $41.3 million compared with the first three quarters of fiscal 2024. The cash provided by investing activities in the first three quarters of fiscal 2025 was primarily due to the divestiture of our remaining ownership interest in Insomnia Cookies for $75.0 million in aggregate cash proceeds (discussed in Note 2, Acquisitions and Divestitures to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q) and proceeds from sale-leaseback transactions (discussed in Note 5, Leases to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q), partially offset by cash for capital expenditures. As part of our turnaround plan, we expect to reduce capital investment by using existing assets and focusing on franchise development.
The cash provided by investing activities in the first three quarters of fiscal 2024 was primarily due to the receipt of net proceeds of $117.6 million from the divestiture of Insomnia Cookies and an additional $45.0 million from the repayment of an intercompany loan due from Insomnia Cookies (discussed in Note 2, Acquisitions and Divestitures to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q). These proceeds were partially offset by our use of $26.6 million cash for the acquisition of franchised shops in the first three quarters of fiscal 2024, discussed in Note 2, Acquisitions and Divestitures to the Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q.
Financing Activities
Cash provided by financing activities totaled $12.4 million for the first three quarters of fiscal 2025, a fluctuation of $89.7 million compared with the first three quarters of fiscal 2024, primarily driven by the pay down of long term debt balances with a portion of the net proceeds received from the divestiture of Insomnia Cookies in the first three quarters of fiscal 2024.

Debt
Our long-term debt obligations consist of the following:

(in thousands)	September 28, 2025	December 29, 2024
2023 Facility — term loan	$753,288	$647,500
2023 Facility — revolving credit facility	130,000	172,000
Short-term lines of credit	10,476	5,000
Less: Debt issuance costs	(3,239)	(3,322)
Finance lease obligations	88,938	79,725
Total long-term debt	979,463	900,903
Less: Current portion of long-term debt	(73,255)	(56,356)
Long-term debt, less current portion	$906,208	$844,547
2023 Secured Credit Facility
As of September 28, 2025, the 2023 Facility consisted of a $300.0 million senior secured revolving credit facility and a term loan with an original principal amount of $700.0 million. During the second quarter of fiscal 2025, the Company amended the 2023 Facility to, among other things, establish additional, incremental term loan commitments in an aggregate principal amount of $125.0 million. Refer to Note 9, Long-Term Debt to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
Under the terms of the 2023 Facility, we are subject to a requirement to maintain a leverage ratio of less than 5.00 to 1.00 as of the end of each quarterly Test Period (as defined in the 2023 Facility) through maturity in March 2028. The leverage ratio under the 2023 Facility is defined as the ratio of (a) Total Indebtedness (as defined in the 2023 Facility, which includes all debt and finance lease obligations) minus unrestricted cash and cash equivalents to (b) a defined calculation of Adjusted EBITDA (2023 Facility Adjusted EBITDA) for the most recently ended Test Period. Our leverage ratio was 4.5 to 1.00 as of the end of the third quarter of fiscal 2025 compared to 3.9 to 1.00 as of the end of fiscal 2024.
We were in compliance with the financial covenants related to the 2023 Facility as of September 28, 2025. If we are unable to meet the 2023 Facility financial or other covenants in future periods, it could limit our ability to draw on the revolving credit facility, could result in the lenders accelerating the maturity of such indebtedness and foreclosing upon the collateral pledged thereunder, and could require the replacement of the 2023 Facility with new sources of financing, which we may be unable to secure on favorable terms or at all, any of which could negatively impact our liquidity.
Short-Term Lines of Credit
We are party to two agreements with existing lenders providing for short-term, uncommitted lines of credit up to an aggregate of $25.0 million. Borrowings under these short-term lines of credit are payable to the lenders on a revolving basis for tenors up to three months and are subject to an interest rate of adjusted term SOFR plus a credit spread adjustment of 0.10% plus a margin of 1.75%.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Effects of Changing Prices
We are exposed to the effects of commodity price fluctuations in the cost of ingredients of our products, of which flour, sugar, and shortening are the most significant. These costs are subject to fluctuations due to a number of factors, including, but not limited to, market conditions, economic and geopolitical uncertainty, demand for raw materials, weather, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), armed hostilities, and other factors beyond our control. During the first three quarters of fiscal 2025, we continued to experience headwinds from commodity inflation globally. We have undertaken efforts to effectively manage inflationary cost increases through rapid inventory turnover and reduced inventory waste, and increased focus on resiliency of our supply chains. Additionally, from time to time we may enter into forward contracts for supply through our vendors for raw materials which are ingredients of our products or which are components of such ingredients, including wheat, sugar, and vegetable oil.
We are also exposed to the effects of commodity price fluctuations in the cost of gasoline used by our delivery vehicles. To mitigate the risk of fluctuations in the price of our fuel purchases, we may directly purchase commodity futures contracts.
Interest Rate Risk
We are exposed to changes in interest rates on any borrowings under our debt facilities, which bear interest based on the one-month SOFR (with a floor of zero). Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in SOFR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps on $550.0 million notional of our $893.8 million of outstanding debt under the 2023 Facility and short-term lines of credit as of September 28, 2025, which we account for as cash flow hedges. The interest rate swap agreements are scheduled to mature in March 2028. Based on the $343.8 million of unhedged outstanding debt as of September 28, 2025, a 100 basis point increase or decrease in the one-month SOFR would result in a $3.4 million increase or decrease, respectively, in interest expense for a 12-month period, based on the daily average of the one-month SOFR for the quarter ended September 28, 2025.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk on the operations of our subsidiaries that have functional currencies other than the U.S. dollar, whose revenues accounted for approximately 35% of our total net revenues through the three quarters ended September 28, 2025. A substantial majority of these revenues, or approximately $392.6 million through the first three quarters ended September 28, 2025, were attributable to subsidiaries whose functional currencies are the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen. A 10% increase or decrease in the average exchange rate of these currencies against the U.S. dollar would have resulted in a decrease or increase, respectively, of approximately $39.3 million in our total net revenues for the three quarters ended September 28, 2025.
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
As of September 28, 2025, we completed an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to the identification of a material weakness in the non-routine goodwill impairment assessment described below. As further described below, we expect the remediation of this material weakness to be completed by the end of fiscal 2025.
Identification of a Material Weakness in the Non-Routine Goodwill Impairment Assessment
As previously disclosed in Item 4 of Part I of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2025, a material weakness was identified related to the review of significant inputs and assumptions utilized in the goodwill impairment assessment performed outside of management’s routine annual assessment. Specifically, the control activities were not executed at the appropriate level of precision to prevent or detect a material misstatement. Although this control deficiency did not result in an adjustment to the goodwill impairment charge recognized in the second quarter of fiscal 2025, this control deficiency could have resulted in a material misstatement of the goodwill impairment charge and related disclosures in the second quarter of fiscal 2025 Condensed Consolidated Financial Statements.
Remediation Measures
Management is committed to taking actions to remediate the material weakness in the non-routine goodwill impairment assessment and expects the remediation to be completed by the end of fiscal 2025. To remediate this material weakness, management is designing and implementing additional controls to (i) enhance the level of precision of the review of goodwill impairment assessments utilizing additional resources, and (ii) improve the supporting documentation related to reviews of significant inputs and assumptions associated with the Company’s goodwill impairment assessments. We can offer no assurance that these actions will ultimately have the intended effects. This material weakness will be considered remediated once the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, management will continue to monitor and evaluate the effectiveness of our internal control over financial reporting and the disclosure controls and procedures.
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
Remediation of the Previously Disclosed Material Weakness in System Controls
As previously disclosed, management concluded that the material weakness in internal control over financial reporting related to access that could enable the creation of journal entries without review and approval, which was disclosed in Item 9A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 29, 2024, was remediated as of June 29, 2025. Management designed and implemented during the second quarter of fiscal 2025 additional and enhanced controls to prevent and detect access that could enable the creation of journal entries without review and approval. In addition, management implemented certain system controls to enable proper segregation of duties related to journal entry data and processes, and expects to continue to enhance system controls to strengthen our control environment. These actions were in place for a sufficient period of time, and management performed adequate testing to conclude that these controls are operating effectively.
Changes in Internal Controls over Financial Reporting
Although we began the process to remediate the material weakness in the non-routine goodwill impairment assessment described above, there were no changes during the fiscal quarter ended September 28, 2025 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of conducting our business, we have in the past and may in the future become involved in various legal actions and other claims. We may also become involved in other judicial, regulatory, and arbitration proceedings concerning matters arising in connection with the conduct of our business. Some of these matters may involve claims of substantial amounts. These legal proceedings may be subject to many uncertainties and there can be no assurance of the outcome of any individual proceedings. See Note 12, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information, including information regarding certain legal proceedings that commenced during the three quarters ended September 28, 2025, which is incorporated by reference into this Item 1 of Part II of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in “Risk Factors” in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 29, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1*†	Form of Restricted Stock Unit Award Agreement (2025 Retention Grant)

10.2*†	Form of Performance-Based Restricted Stock Unit Award Agreement (2025 Retention Grant)

10.3*†	Form of Option Award Agreement (2025 Retention Grant)

31.1*	Certification of Chief Executive Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

31.2*	Certification of Chief Financial Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

32.1**
Certifications of Chief Executive Officer and Chief Financial Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive (Loss)/Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 6, 2025

Krispy Kreme, Inc.

By:	/s/ Raphael Duvivier
Name:	Raphael Duvivier
Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)