Form 10-K
period 2025-12-28
Krispy Kreme, Inc.
filed 2026-03-06
CIK 1857154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K
_________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2025

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of the end of the registrant’s most recently completed second fiscal quarter, based on the closing price of $2.65 for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market, was approximately $248.9 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 172.2 million shares of common stock as of February 20, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 28, 2025, have been incorporated by reference into Part III of this Annual Report on Form 10-K.

CERTAIN TERMS
Unless otherwise specified or the context otherwise requires, the terms “Company,” “Krispy Kreme,” “we,” “us,” and “our” and other similar terms used in this Annual Report on Form 10-K (this “Annual Report”) refer to Krispy Kreme, Inc. and its consolidated subsidiaries. Except as otherwise specified or the context otherwise requires, references to fiscal 2025 refer to the fiscal year ended December 28, 2025, references to fiscal 2024 refer to the fiscal year ended December 29, 2024, and references to fiscal 2023 refer to the fiscal year ended December 31, 2023.
TRADEMARKS
All trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report are referred to without the symbols ® and ™, but such references should not be construed as any indication that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks or trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain information included in this Annual Report is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, and involves risks, assumptions, and uncertainties that could cause actual results to differ materially from those expressed or implied by forward-looking statements. Forward-looking statements can be identified by use of forward-looking terminology, including terms such as “plan,” “believe,” “may,” “continue,” “could,” “will,” “should,” “would,” “anticipate,” “attempt,” “estimate,” “expect,” “intend,” “objective,” “seek,” “pursue,” “strive” or the negatives of these words, comparable terminology, or other references to future periods; however, statements may be forward-looking whether or not these terms or their negatives are used. Forward-looking statements are not a representation by us that the future plans, estimates, or expectations contemplated by us will be achieved. Our actual results could differ materially from the forward-looking statements included herein. We consider the assumptions and estimates on which forward-looking statements are based to be reasonable, but they are subject to various risks and uncertainties relating to our operations, financial results, financial conditions, business, prospects, future plans and strategies, projections, liquidity, the economy, and other future conditions. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors could cause our actual results to differ materially from those contained in forward-looking statements including, without limitation:
•food safety issues, including risks of food-borne illnesses, tampering, contamination, and cross-contamination;
•impacts from any material failure, inadequacy, or interruption of our information technology systems, including breaches or failures of such systems or other cybersecurity or data security-related incidents;
•our ability to execute our business strategy, including our turnaround plan and growth through international development with strategic partners and profitable expansion of our fresh delivery and digital channels;
•our ability to realize the anticipated benefits from past or potential future strategic transactions (including refranchising);
•failure by our franchisees, subfranchisees, or third-party service providers to operate effectively and in compliance with our standards and applicable law;
•any harm to our reputation or brand image;
•negative impacts on our business due to changes in consumer spending habits, consumer preferences, or demographic trends;
•our ability to open new and maintain existing shops and points of access both domestically and internationally;
•disruptions to our and our franchisees’ supply chain, including the loss of or failure to perform by single-source or limited suppliers, vendors, distributors, or manufacturers;
•our significant indebtedness and our ability to meet the financial and other covenants under our credit facilities;
•changes in the cost of raw materials and other commodities, including due to import and export requirements (including tariffs), inflation, or foreign exchange rates;
•our ability to recruit and retain key personnel;
•failure to develop or maintain effective internal control over financial reporting or disclosure controls and procedures;
•adverse regulatory actions or publicity concerning food or occupational safety, food quality, health, and other issues or regulatory investigations, enforcement actions, or material litigation;
•and other risks and uncertainties described under the heading “Risk Factors” and elsewhere in this Annual Report and in other filings the Company makes from time to time with the Securities and Exchange Commission (“SEC”).
These forward-looking statements are made only as of the date of this document, and we undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events, or otherwise, except as may be required by law.

PART I
Item 1. Business
The Joy of Krispy Kreme
Krispy Kreme, Inc. (“KKI” and, together with its subsidiaries, the “Company” or “Krispy Kreme”) is one of the most beloved and well-known sweet treat brands in the world. Over its nearly 89-year history, Krispy Kreme has developed a broad consumer base globally and currently operates in 42 countries through its unique network of shops (“Doughnut Shops”), partnerships with leading retailers, and growing digital business. The Company’s purpose is to touch and enhance lives through the joy that is Krispy Kreme.
Our Business Model
We are an omni-channel business that focuses on fresh, high-quality doughnuts with 15,194 points of access globally as of the end of fiscal 2025. We refer to the points of access where consumers can purchase our doughnuts as our “Global Points of Access” or “Points of Access” when referring to points of access in a particular region or segment. We sell doughnuts to consumers through three main channels: (1) Hot Light Theater Shops and Fresh Shops, (2) fresh delivery, and (3) digital. These channels are supported by a capital-efficient Hub and Spoke model, which leverages production capabilities of our “Hubs” to deliver fresh doughnuts to our “Spokes.”
The primary components of our Hub and Spoke model are as follows:
•Doughnut Factories: Non-consumer facing production Hubs, which provide fresh doughnuts to our Spoke locations in certain countries or regions.
•Hot Light Theater Shops: Consumer-facing Hubs where fresh doughnuts are made and sold on premise, providing a unique and differentiated consumer experiences while serving as local production Hubs for our network. The average capital investment for a Hot Light Theater Shop is $2 million to $5 million.
•Fresh Shops: Smaller Doughnut Shops and kiosks, without manufacturing capabilities, selling fresh doughnuts delivered from Hub locations. The average capital investment for a Fresh Shop is $0.1 million to $1 million.
•Fresh Delivery: Fresh doughnuts delivered from local Hub locations to grocery stores, club wholesalers, convenience stores, quick service or fast casual restaurants (“QSR”), and drug stores that sell our doughnuts displayed in Krispy Kreme branded cabinets and merchandising units. Formerly referred to as our delivered fresh daily or “DFD” channel, we have simplified the language to reflect that we vary delivery frequency schedules for certain locations. The average capital investment for a fresh delivery door is $2,000 to $6,000.
•Digital: Fresh doughnuts for pickup or delivery, ordered through our branded digital platforms or through third-party digital channels, including delivery apps and our customers’ digital platforms.
In the U.S., our sales are derived from Points of Access that are primarily operated by the Company. Internationally, our sales are derived from Points of Access that are operated by both the Company and franchise partners.

Digital is our fastest-growing channel in the U.S. and represents a significant opportunity to capitalize on the multi-year acceleration in third-party channel growth. As a dynamic and rapidly evolving part of our omni-channel strategy, we are focused on meeting consumers where they are, streamlining the ordering journey to reduce friction, improving conversion rates, and enhancing the overall guest experience. We continue to expand our digital capabilities through new third-party platform integrations, increased third-party advertising, and strategic partnerships to further scale and strengthen the channel.
The Ingredients of Our Success
Rooted in our purpose to touch and enhance lives through the joy that is Krispy Kreme, we believe the following competitive differentiators position us to generate significant growth.
High-Quality, Hand-Crafted, Proprietary Doughnuts
Our iconic Original Glazed doughnut is recognized for its fresh, hot-off-the-line, melt-in-your-mouth experience, and is complemented by a wide variety of hand-crafted and decorated doughnuts. Our high-quality doughnuts are made from our own proprietary formulations and using our proprietary doughnut-making equipment. We utilize strict quality standards and uniform production systems to foster consistent and high-quality consumer interactions, no matter where in the world the consumer experiences it. Our doughnuts are most often purchased for sharing, bringing joy to everyday moments and special occasions.
Beloved Global Brand with Ubiquitous Appeal
We believe that our brand love and ubiquitous appeal differentiate us from the competition. Our iconic, globally recognized brand has a rich history that is epitomized by our fresh Original Glazed doughnut. We believe we are one of the most loved sweet treat retailers in the U.S. and many markets around the world, with a loyal and emotionally connected consumer base.
We continuously seek to understand what consumers are celebrating or experiencing in their lives and actively engage our followers to activate this emotional connection through memorable, sharable moments that we believe further fuel our brand love.
Shareable Experiences
Our sweet treat assortment begins with our iconic Original Glazed doughnut inspired by our founder’s classic yeast-based recipe that serves as the foundation of our offerings. In addition, we maintain a core doughnut menu, which we relaunched in 2025 to feature trending flavors, fan favorites requested on social media, and popular doughnuts that were offered previously only for a limited time. We also offer a rotating seasonal menu, limited time offerings (“LTOs” or “specialty doughnuts”) such as our flavored glazes, smaller portion options such as our “doughnut dots” and “minis,” which lend themselves well to gifting and sharing occasions such as birthdays and school activities, and seasonal activations to generate buzz for our brand and engage consumers.

A taste of our offerings includes:
Our seasonal activations create unique assortments centered on holidays and events, with Valentine’s Day, St. Patrick’s Day, Easter, the Fourth of July, Halloween, and Christmas all examples of holidays for which we routinely innovate. We also aim to maintain brand relevance by creating product experiences that are culturally relevant and tied to buzzworthy events.
The success of specialty products, including minis, LTOs and seasonal activations, affirms our belief that our innovations create additional opportunities for consumers to engage with our brand and lead to increased purchase frequencies, a key benefit given that U.S. consumers visit fewer than three times per year on average. We believe these offerings also grow brand love while encouraging gifting and sharing.
Omni-Channel Model to Expand Our Reach
We believe our omni-channel model, enabled by our Hub and Spoke approach, allows us to maximize our market opportunity and deliver consistent high-quality doughnuts across the globe. Our goal is to make our freshly made doughnuts available to consumers as conveniently and efficiently as possible. The production capacity of our Hubs allows us to reach more consumers wherever they may be—whether in-shop, in a grocery or convenience store, on their commute home, or at their own doorstep via home delivery. We use this tailored approach to reach consumers across a variety of distinct formats to support growth in highly attractive and diverse markets. Our approach focuses on maintaining brand integrity and scarcity value while capitalizing on significant untapped consumer demand.
The Hub and Spoke approach is applied globally and is currently most developed in certain of our international Company-owned markets. With lessons learned in those international markets, we are further developing the Hub and Spoke approach in the U.S., with a focus on expansion in key, population-dense U.S. markets where we have a limited or no presence despite our high brand awareness.
We believe we have a significant opportunity to increase our presence in certain of our existing international markets where we have a less developed Hub and Spoke model, providing opportunity to grow within markets in which we are already present. We also view Hub and Spoke expansion to other international markets where we do not currently have a presence as a growth driver for the future.

Franchise Development
The Company operates a global network of locations through a combination of Company-owned/operated and franchise-owned/operated shops and is planning to expand the franchising model globally going forward. The Company intends to refranchise certain international Company-owned markets and the Company’s joint venture in the western U.S. An expanded franchised business model will enable the Company to grow its brand presence while leveraging the capital, local market knowledge, and operational involvement of franchisees. This expansion will allow Krispy Kreme to operate a more capital-light model where franchisees provide the capital investment required to develop, operate, and maintain their locations and are responsible for the day-to-day operation of their businesses. We expect continued franchise development to result in a decrease in revenue from product sales and an increase in revenue generated from franchisees, primarily through a mix of: (i) fees, recognized over the term of the franchise agreement, (ii) ongoing royalty fees, calculated as a percentage of franchisee sales, and (iii) sales of product mix and equipment to franchisees.
For fiscal 2025, approximately 75% of the Company’s systemwide sales came from Company-operated locations. Through refranchising efforts, Krispy Kreme expects nearly 50% of systemwide sales to be generated by franchisees beginning fiscal 2027.
Our Segments
We conduct our business through the following three reported segments:
•U.S.: Includes all Company-owned operations in the U.S., and Insomnia Cookies Bakeries globally through the date of deconsolidation. Refer to Note 3, Acquisitions and Divestitures, to the audited Consolidated Financial Statements included in Item 8 of Part II of this Annual Report (the “audited Consolidated Financial Statements”) for more information;
•International: Includes all Company-owned operations in the U.K., Ireland, Australia, New Zealand, Mexico, and Canada, as well as Japan for all periods covered by this Annual Report; and
•Market Development: Includes franchise operations across the globe.
Unallocated corporate costs are excluded from the Company’s measurement of segment performance. These costs include general corporate expenses.
The following table presents our Global Points of Access as of December 28, 2025:

	Global Points of Access
	Hot Light Theater Shops	Fresh Shops	Carts, Food Trucks, and Other	Fresh Delivery Doors	Total	Company-Owned / Operated (%)
U.S.	235	68	—	7,160	7,463	100%
International	52	527	18	4,225	4,822	100%
Market Development	113	1,130	29	1,637	2,909	—%
Total Global Points of Access	400	1,725	47	13,022	15,194	81%
We generate revenue from product sales through (1) the sale of doughnuts and complementary products to in-shop, digital, and fresh delivery customers and (2) the sale of doughnut mix, other ingredients and supplies, and doughnut-making equipment to franchisees. In addition, we generate revenue from our franchisees through development and initial franchise fees relating to new shop openings, ongoing royalties charged to franchisees based on their sales, and advertising fees based on their sales.

Total fiscal 2025 revenue of $1,522.6 million consists of the following revenue by reporting segment:
The U.S. segment’s fiscal 2025 revenue of $913.1 million consists of:
The International segment’s fiscal 2025 revenue of $535.1 million consists of:
The Market Development segment’s fiscal 2025 revenue of $74.5 million consists of:

Our Growth Strategy
Krispy Kreme is a growth company, anchored by our globally recognized brand and strong consumer demand for our iconic fresh doughnuts. In 2025, we implemented a turnaround plan to de-leverage the balance sheet and deliver sustainable, profitable growth focused on our two biggest opportunities, profitable U.S. expansion and our capital-light international franchise model. We expect to open in at least three new countries every year and at least 100 new shops globally in fiscal 2026.
Our turnaround plan focuses on the following four components:
1.Refranchising
2.Driving Return on Invested Capital
3.Expanding Margins
4.Driving Sustainable, Profitable Growth
Refranchising
We expect refranchising to enable us to more profitably drive systemwide sales growth and accelerate unit development through our capital-light franchise model. As we work to refranchise certain international markets, we are prioritizing the right partners to maximize value and position the Company for long-term growth while improving financial flexibility by paying down debt.
Driving Return on Invested Capital
To drive return on invested capital, we are reducing capital intensity by improving utilization of current assets and focusing on franchise development to support growth. We are utilizing existing Hubs to support additional fresh delivery doors, which increases not only total Sales per Hub, but also profitability and capital efficiency because the production Hubs have largely fixed costs including rent, utilities, and labor.
We are also making selective, capital-light investments in geographies which currently have limited access to our products or where we have insufficient production to meet demand. This includes opening in new international franchise markets and pursuing opportunities to refranchise certain international Company-owned markets and to restructure our consolidated subsidiary in the western U.S., W.K.S. Krispy Kreme, LLC.
Our international pipeline remains a key driver of capital-light expansion with future growth expected to come not just from new shop openings with franchisees but also through fresh delivery door expansion in grocery, convenience, club wholesalers and QSR.
Expanding Margins
We seek to expand margins by simplifying the business and strengthening operations in the U.S. to reduce costs while prioritizing product freshness and quality. Our Hub and Spoke model enables an integrated approach to operations, which is designed to bring efficiencies in production, distribution, and supervisory management.
We seek to make doughnuts more efficiently by optimizing production, streamlining Hub activities to leverage capacity, and improving labor productivity including through improved labor management systems and processes in our shops. We also seek to deliver doughnuts more efficiently by improving route management, optimizing production and delivery schedules to support cost-effective expansion, and through the use of third-party logistics (“3PL”) carriers. We are improving our demand planning through a system that is intended to enhance service and to deliver both waste and labor efficiencies across all our channels. We vary delivery frequency schedules for certain locations in partnership with our customers to continuously optimize our fresh delivery network. Through these efforts, we expect to drive efficiency and support expansion while maintaining our commitment to quality.
Driving Sustainable, Profitable Growth
To drive sustainable, profitable growth in the U.S., we are focused on growing our fresh delivery business with new and existing strategic customers with high-volume and high-margin doors, seeking to have the right product variety, in the right amount, in the right place, and at the right time.

Our marketing strategy is focused on driving everyday sales through our refreshed core menu, creating excitement with buzzworthy limited time offers, and accelerating growth in digital. We also continue to emphasize the Original Glazed doughnut—our most iconic, most affordable and most profitable product, while leveraging digital channels to engage consumers and further amplify sales.
Marketing and Innovation
Our marketing strategy is as distinctive and innovative as our brand. We engage in cultural moments that resonate with our consumers, introduce new product experiences aligned with seasonal trends and evolving societal interests, and foster meaningful connections through simple, frequent, brand-led offerings that inspire sharing.
The tactics which support this strategy are also distinct. In the U.S., Krispy Kreme’s paid media strategy is 100% digital with a heavy focus on social media where our passionate consumer base engages and shares our marketing programs far and wide through their own networks. Earned media is also an important part of our media mix. We create promotions and products that attract media outlets to our brand. Through the widespread dissemination of our programs through pop culture, entertainment, and news outlets, we seek to achieve disproportionately large attention relative to our spend.
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
Our doughnuts are made from our proprietary doughnut mix and glaze flavorings using our unique process and proprietary doughnut-making equipment. To uphold our high-quality, consistent product experience, we maintain high standards for raw materials and periodically refine our formulation to deliver consistent quality in every batch. In addition, we supplement our core product offerings with innovative specialty doughnuts and seasonal activations that are anticipated by consumers and the media alike and generate significant social sharing amongst our fans and media coverage. The impact of limited time seasonal offerings goes beyond the sales of the innovations themselves; they drive traffic and create additional sales of our core product offering.
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

Team Members and Human Capital Resources
Investing in, developing, and maintaining human capital is critical to our success. Globally, Krispy Kreme employs approximately 17,000 Krispy Kremers as of December 28, 2025. We are not a party to any collective bargaining agreement in the U.S. and most of our equity markets, although we have experienced occasional unionization initiatives.
We depend on our Krispy Kremers to provide great customer service, to make our products in adherence to our high-quality standards and to maintain the consistency of our operations. While we continue to operate in a competitive market for talent, we believe that our culture, policies, and people and culture programs contribute to our strong relationship with our Krispy Kremers, which we feel is instrumental to our business model. Our approach to people and culture is organized under four key pillars: Connection and Engagement; Performance, Capability, and Talent; Growth and Development; and Kudos and Recognition. We are building programs under each of these key areas to support our goal to attract and retain top talent. Underpinning these programs is our culture, which is best captured by our Leadership Mix. The Leadership Mix is the set of behaviors that guide the Company’s expectations for how our Krispy Kremers should show up for the business and each other every day and consisted of the following in 2025:

Leadership Mix

A dozen ingredients that drive our culture. It's how we get things done!

APPRECIATE OUR DIFFERENCES	MASTER YOUR CRAFT	DON'T TAKE YOURSELF TOO SERIOUSLY	DELIVER KUDOS FOR POSITIVE CHANGE
RESPECT ALL OPINIONS	THINK AND ACT LIKE AN OWNER	INSPIRE CUSTOMER WONDER	LOVE YOUR COMMUNITY
CREATE YOUR PATH	GROW OUR PEEPS	BEHAVE LIKE A STARTUP	OWN THE OUTCOMES

The Leadership Mix is designed to empower our Krispy Kremers to do the right thing for our consumers, their fellow Krispy Kremers, and for the business. We pride ourselves on being an entrepreneurial and innovative team that is not afraid to take smart risks in support of our business goals. Consistent with our Leadership Mix, we seek to attract a diverse team of Krispy Kremers from a wide range of backgrounds. The success of our business is fundamentally connected to the well-being of our Krispy Kremers. Accordingly, we are committed to their health, safety, and wellness.
Our Total Rewards platform provides Krispy Kremers and their families with access to a variety of pay, health, and wellness programs that we believe are competitive, innovative, flexible, and convenient. Our total package of pay and benefits is designed to support the physical, mental, and financial health of our people and includes medical, dental, vision, employee assistance program, life insurance, and retirement benefits as well as disability benefits and assistance with major life activities, such as educational reimbursement and adoption. Many of these benefits are available to our part-time Krispy Kremers; we believe that offering select benefits to our part-time Krispy Kremers offers us a competitive advantage in recruiting and retaining talent. We also maintain certain employee equity ownership plans, including for our shop general managers, to align Krispy Kremers’ incentives with the Company’s long-term strategic goals.

Responsibility
We are committed to touching and enhancing lives through the joy that is Krispy Kreme and our ambition is to Be Sweet in All That We Do, which represents our Responsibility platform. With this platform, we focus on our greatest opportunities for positive social and environmental impact with our people, our communities, and our planet. To outline our journey, progress, and future ambitions, we periodically issue Be Sweet Responsibility reports or fact sheet updates. These materials are available on our website at krispykreme.com/responsibility-report. The contents of these materials are not incorporated by reference into this Annual Report or in any other report or document KKI files with or furnishes to the SEC.
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
We manufacture the doughnut mix used to make our doughnuts at our manufacturing facility in Winston-Salem and a third-party facility in Pico Rivera, California, domestically, and at several locations internationally. In support of international markets, we produce a concentrate exclusively at our Winston-Salem facility for shipping efficiency. The concentrate is mixed with commodity ingredients in local markets to yield a finished doughnut mix.
At an additional facility in Winston-Salem, we manufacture our proprietary doughnut-making equipment for shipment to new shops and Doughnut Factories around the world. We manufacture a range of doughnut-making lines, with different capacities to support the needs of different shop types.
We provide other ingredients, packaging and supplies, principally to Company-owned and domestic franchise shops. Our Krispy Kreme shop-level replenishments generally occur on a weekly basis, working with one national distribution partner. In addition, we work with a regional distribution partner to serve the New York City market.
In the U.S., we maintain seven Doughnut Factories, of which one is operated by a franchisee. The Doughnut Factories are located in Indianapolis, Indiana; Monroe, Ohio; New York, New York; Elk Grove, Illinois; Concord, North Carolina; Fort Lauderdale, Florida, and Las Vegas, Nevada. Internationally, we operate 39 Doughnut Factories, of which 25 are operated by franchisees. Each Doughnut Factory supports multiple business channels for Krispy Kreme. Our Doughnut Factories, along with Hot Light Theater Shops, manufacture fresh doughnuts daily, powering the Hub and Spoke model by producing product for Spoke locations such as Fresh Shops and Carts and Food Trucks. In addition, local Doughnut Factories and Hot Light Theater Shops produce finished doughnuts for fresh delivery to local and regional fresh delivery doors. We operate delivery routes out of each Doughnut Factory and certain Hot Light Theater Shops to deliver doughnuts that are made fresh locally and maintain our highest standards of quality and brand experience.
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

Competition
We compete in the fragmented indulgence industry. Our domestic and international competitors include a wide range of retailers of doughnuts and other sweet treats, coffee shops, and other café and bakery concepts. We compete with snacks sold through convenience stores, supermarkets, restaurants, digital, and retail stores. The number, size and strength of competitors vary by region and by category. We also compete against retailers who sell sweet treats such as cookies, cupcakes, and ice cream. We compete on elements such as food quality, freshness, convenience, accessibility, customer service, price, and value. We view our brand engagement, overall consumer experience and the uniqueness of our doughnuts, including the Original Glazed doughnut, as important factors that distinguish our brand from competitors, both in the doughnut and broader indulgence categories.
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
Government Regulation
As a company with global operations, we are subject to the laws and regulations of the U.S. and the foreign jurisdictions in which we operate as well as the rules, reporting obligations and interpretations of all such requirements and obligations by various governing bodies, which may differ among jurisdictions. Changes to such laws, regulations, rules, reporting obligations and related compliance obligations could result in significant costs and adversely impact our capital expenditures, results of operations, and competitive position. We do not currently expect compliance with these laws and regulations to have a material effect on our capital expenditures, results of operations or competitive position as compared to prior periods.
Seasonality
Our sales peak at various times throughout the year due to certain promotional events and holiday celebrations. Additionally, our hot beverage sales generally increase during the fall and winter months while our iced beverage sales generally increase during the spring and summer months. Quarterly results also may be affected by the timing of the opening of new shops, closing of existing shops, or completion of strategic transactions such as refranchising transactions. For these reasons, results for any fiscal quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
Available Information
This Annual Report, and all other reports and amendments thereto that KKI files with or furnishes to the SEC, are publicly available free of charge on the Investor Relations section of our website at investors.krispykreme.com or at sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. We also use our website as a tool to disclose important information about the Company and comply with our disclosure obligations under Regulation Fair Disclosure. Our corporate governance principles, code of conduct, Board committee charters, and certain other corporate governance policies are also posted on the Investor Relations section of our website. The information on our website (or any webpages referenced in this Annual Report) is not part of this or any other report KKI files with, or furnishes to, the SEC.

Item 1A. Risk Factors
Investing in our securities involves a variety of risks and uncertainties, including those discussed below. These disclosures reflect the Company’s beliefs and opinions as to risks or uncertainties that could have a material adverse effect on the Company, our business, financial condition, prospects, results of operations, cash flows, and stock price. The risks discussed below are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition, prospects, results of operations, cash flows, or stock price. References to past events are examples only and are not intended to be a complete listing or to indicate the likelihood of similar events occurring in the future.
Summary Risk Factors
Risks Related to Food Safety and Consumer Preferences
•Our business may be adversely affected by food safety issues, including food-borne illnesses, tampering, contamination, or cross-contamination.
•Changes in consumer preferences and demographic trends could negatively impact our business.
Risks Related to Cybersecurity, Data Privacy, Information Technology, and Internal Controls
•Any material failure, inadequacy, or interruption of our information technology has and may in the future adversely affect our ability to effectively operate our business and result in financial or other loss.
•Breaches or failures of our information technology systems or other cybersecurity or data security-related incidents have and may in the future have an adverse effect on our business, financial condition, and results of operations.
•If we, our franchisees, or our third-party service providers fail to protect, or to comply with laws and regulations governing our data, we or our franchisees could be exposed to data loss, litigation, fines, and other liabilities that could harm our reputation and have a material adverse effect on our business, financial condition, and results of operations.
•If our remediation of the previously identified material weakness is not effective, or if we fail to develop and maintain an effective system of internal controls, our ability to produce timely and accurate financial statements may be impaired, investors may lose confidence in our financial reporting, and the price of our common stock may decline.
Risks Related to Executing Our Business Strategy
•We may be unable to successfully execute our business strategy, including our turnaround plan.
•We may not realize the anticipated benefits from past or potential future acquisitions, divestitures (including refranchising), investments, or other strategic transactions.
•We have recognized significant impairment charges for our goodwill and long-lived assets and may be required to recognize additional impairment charges in the future for goodwill and other assets. Future impairment of these assets could have a material adverse effect on our financial condition and results of operations.
•We have limited influence over the operations of our franchisees and subfranchisees, and any failure by them to operate effectively or to maintain safety and quality standards in compliance with applicable law could have a material adverse effect on our operating results and reputation.
•Our fresh delivery business channels depend on key customers and are subject to risks if such key customers reduce their purchases or terminate their relationships with us.
•Our reputation and brand image are essential to our business success and a failure to protect our brand image could have a material adverse effect on our business, results of operations or financial condition.
•Our success depends on our ability to compete with many food service businesses.
•If we cannot keep pace with technological changes impacting our industry, we may be unable to compete effectively, and our results of operations could be negatively affected.
•Our significant indebtedness could adversely affect us.
Risks Related to Our Global Expansion and Growth
•A key portion of our growth strategy depends on opening new and maintaining existing Krispy Kreme shops and Points of Access both domestically and internationally.
•Our future growth and profitability will depend on our ability to successfully accelerate international development with strategic partners and joint ventures.
•We face risks as we continue to focus on profitable expansion of our fresh delivery and digital channels.
•Political, economic, currency, and other risks associated with our international operations could have a material adverse effect on our and our international franchisees’ operating results.

Risks Related to Our Supply Chain
•We are the exclusive or primary supplier of doughnut mixes and other key ingredients to shops worldwide and any problems supplying these ingredients could negatively affect our and our franchisees’ ability to make doughnuts.
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
•Our reliance on a single vendor for nearly all distribution of materials and supplies in the U.S. and Canada poses risks to our and our franchisees’ ability to make doughnuts.
•Our profitability is sensitive to changes in the cost of commodities and we may not be able to increase prices to fully offset inflationary pressures on costs, which may adversely affect our financial condition or results of operations.
Risks Related to Our Human Capital
•An inability to recruit and retain personnel could have a material adverse effect on our operations.
•Changes in the cost of labor could adversely affect our business, financial condition, and results of operations.
Risks Related to Regulation, Litigation and Intellectual Property
•We may be subject to litigation that could adversely affect us by increasing our expenses, diverting management attention, or subjecting us to significant monetary damages and other remedies.
•Our business may be adversely affected by litigation, regulation and publicity concerning food or occupational safety, quality, health, and other issues, which could negatively affect public policy and consumer preferences toward our products.
•We are subject to franchise laws and regulations that govern our status as a franchisor and regulate some aspects of our franchise relationships. Our ability to develop new franchised shops and to enforce contractual rights against franchisees may be adversely affected by these laws and regulations, which could cause our franchise revenues to decline.
•Healthcare and employment legislation could adversely affect our business, financial condition, and results of operations.
•Changes in tax laws and regulations could have a material impact to our tax expense or cash tax obligations.
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
•Adverse weather conditions, natural disasters, war or terrorist attacks, pandemics, or other catastrophic events could have a material adverse effect on our business.
Risks Related to Ownership of our Common Stock
•Certain provisions of Delaware Law, our governing documents, and the ownership of approximately 43% of our common stock by JAB (defined below) could delay or prevent a change in control, which could adversely affect the price of our common stock.
•If the ownership of our common stock continues to be highly concentrated, it may limit stockholders other than JAB from influencing significant corporate decisions and may result in conflicts of interest.
•Sales of substantial amounts of our common stock could negatively affect the price of our common stock.

Risks Related to Food Safety and Consumer Preferences
Our business may be adversely affected by food safety issues, including food-borne illnesses, tampering, contamination, or cross-contamination.
We operate in the food service and manufacturing sector and are subject to food safety concerns, which are common both in the food service industry and the food supply chain. These concerns include risks of food-borne illnesses/injuries, tampering, contamination, and cross-contamination. Although we maintain a food safety system, such system may be insufficient in design and execution to prevent or avoid risks associated with such food safety concerns. These risks may escalate as we launch new products, broaden our distribution through channels such as our fresh delivery operations and digital channels, and expand our manufacturing and production facilities.
Inadequate food safety measures, including in our facilities and Points of Access, could lead to shutdowns or other interruptions, disrupting operations in both our in-shop and fresh delivery operations. Moreover, we and our franchisees rely on domestic and international suppliers to provide quality ingredients and to properly handle, store and transport our ingredients for delivery to our shops in compliance with our established procedures and standards and in compliance with applicable laws and regulations, including sanitation and pest control standards. Any failure by our domestic or international suppliers to meet our quality standards, or to comply with domestic or international food industry standards, could cause our ingredients to be contaminated, which could be difficult to detect and could jeopardize the safety of our food. Food safety incidents might also negatively impact the cost and availability of ingredients, leading to supply chain disruptions or reduced profit margins for us and our franchise partners. Any such disruption in our supply chain could negatively impact our brand and our results.
Moreover, our dependence on third-party delivery services and third-party Points of Access heightens the risk of these food safety issues. While we oversee some of these third parties’ operations, the quality and service they provide could be compromised by various factors, including factors that are beyond our control or are unforeseeable, making it challenging to identify contamination or other defects.
Additionally, food safety concerns may expose us to legal actions, regulatory investigations, product recalls, and financial consequences, including penalties. Any association of our brand, our franchisees, or the broader food service industry with food safety issues could harm our reputation, leading to a decline in revenue and profitability and could have a material adverse effect on our business, financial condition, and results of operations.
Changes in consumer preferences and demographic trends, including in response to unfavorable economic conditions, could negatively impact our business.
The food service industry is highly susceptible to shifts in consumer preferences, including dietary choices and health concerns, as well as broader factors like economic conditions, spending habits, demographic changes, traffic trends, and competition from other brands. In addition, our products fall into the category of indulgences, making them particularly sensitive to shifts in discretionary spending patterns and dietary trends (including use of weight loss medication). Shifts in consumer behavior based on any of these factors may lead to reduced sales. In the event of unfavorable economic conditions where we or our franchisees operate, our consumers may have reduced disposable income, leading to potential reductions in their consumption of our products. Any such reductions could have a material adverse effect on our business, financial condition, and results of operations.
Risks Related to Cybersecurity, Data Privacy, Information Technology, and Internal Controls
We rely on information technology in our operations. Any material failure, inadequacy, or interruption of that technology has and may in the future adversely affect our ability to effectively operate our business and result in financial or other loss.
Our business and that of our franchisees significantly depend on computer systems and information technology. Among other things, the effectiveness of our business management is closely tied to the reliability and capacity of these systems, and our omni-channel strategy relies heavily on robust information technology systems. As we diversify and grow our business channels, our susceptibility to related risks intensifies.

We also have experienced business disruptions due to failures in critical information technology platforms and continue to face potential business disruptions due to such failures, including those hosted or provided by third parties. These disruptions can stem from hardware and software issues; cyber-attacks, such as those involving computer viruses, ransomware, other malware, distributed denial-of-service attacks, and nation-state sponsored malicious cyber activity; natural disasters, such as earthquakes, hurricanes, floods, and fires; power outages; telecommunications failures; human errors; criminal activities; and intentional vandalism. For example, during fiscal 2024, unauthorized activity on a portion of our information technology systems resulted in the Company experiencing certain operational disruptions, which materially affected the Company’s business operations and results of operations. For further information regarding the 2024 Cybersecurity Incident (defined below), see “Cybersecurity” in Item 1C of Part I of this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 of Part II of this Annual Report.
Adapting to evolving consumer expectations and technological advancements is crucial. Any interruption, delay, or flaw in developing and implementing such advancements, or misjudging the costs and revenue potential of these initiatives, can hamper our essential business functions. This could negatively impact our reputation, competitive edge, operational results, and financial health.
Moreover, to the extent we invest in and utilize emerging technologies, including artificial intelligence and machine learning, such technologies may not deliver expected efficiencies and could introduce new risks, such as those related to cybersecurity, data privacy, inaccuracies, hallucinations, bias or discrimination and intellectual property infringement, which may become more pronounced as our reliance on such technologies increases.
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
Our and our franchisees’ information systems and records are at risk of cyber-attacks and security incidents. We regularly experience directed attacks intended to lead to interruptions and delays in operations as well as loss, misuse or theft of personal information and other data, confidential information, or intellectual property. Such attacks or security incidents have occurred and could occur as a result of hacking attempts, software or system failures, viruses, operator errors, and accidental data leaks. Cyber-attacks are increasingly sophisticated and varied, often involving phishing, social engineering, service disruption attacks, malware, or ransomware, and they may not be detected until they have been active for some time. Further, these types of threats may be exacerbated by recent developments in artificial intelligence and its increased use to produce sophisticated malware, ransomware, phishing schemes, and other fraudulent activities. Additionally, internal threats exist from employees, franchisees, contractors, or third parties who might bypass security measures to access or leak sensitive, regulated, or personally identifiable information, either maliciously or inadvertently. We have in the past experienced cybersecurity incidents, such as the 2024 Cybersecurity Incident, which materially affected the Company’s business operations and results of operations. For more information regarding the 2024 Cybersecurity Incident, see “Cybersecurity” in Item 1C of Part I of this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 of Part II of this Annual Report.
The security measures and controls implemented by us or our third-party providers are not foolproof against such incidents and may be inadequate to prevent a cyber-attack or security breach. Any interruption, such as those caused by a breach, in our or our third-party providers’ information technology systems could severely interrupt our operations, negatively affect our business, financial standing, and operational results, and harm our reputation and brand credibility among consumers and business partners. As a result of the 2024 Cybersecurity Incident, the Company experienced certain operational disruptions that resulted in lost sales and increased expenses related to remediation.
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

Our cybersecurity insurance may not fully cover the consequences of potential future security breaches or cybersecurity incidents, and future coverage may not be available at reasonable costs or at all. Insurers might also deny claims for cybersecurity incidents. Addressing a security breach requires substantial financial and operational resources, including remediation of security vulnerabilities, legal defense, and compliance with notification obligations. Such efforts divert management attention and resources away from our business activities, adversely affecting our business operations, financial condition, and results. Additionally, our efforts to remedy these issues may not be successful, and we might face challenges in implementing, maintaining, and upgrading effective safeguards.
If we, our franchisees, or our third-party service providers fail to protect, or to comply with laws and regulations governing, our consumer and employee data and other regulated, protected, or personally identifiable information, we or our franchisees could be exposed to data loss, litigation, fines, and other liabilities that could harm our reputation and have a material adverse effect on our business, financial condition, and results of operations.
We collect, transmit, and store large amounts of data regarding our consumers and employees, including personally identifiable details. This data is housed in our own and our franchisees’ information technology systems, as well as those of third-party service providers. A failure to protect our systems, or those provided by our third-party service providers and franchisees, from damage, disruption, fraud or cyber-attacks, could harm our reputation, result in significant fines or penalties, and have a material adverse effect on our business, financial condition, or results of operations.
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
Internationally, we are subject to regulations like the European Union’s General Data Protection Regulation (“GDPR”) and the U.K.’s GDPR and Data Protection Act of 2018. These laws impose strict requirements on data handling, including consent, individual rights, cross-border data transfer, breach notifications, and data security and confidentiality. Non-compliance with these international regulations could result in significant penalties and legal liabilities for us or our franchisees. Adapting our systems to these evolving requirements may require substantial investment and time.
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
Further, the standards and technology currently used for transmission and approval of electronic payment transactions are determined and controlled by the payment card industry. If we or our franchisees fail to comply with these standards or if a third party circumvents our data security measures or those of our franchisees or vendors, we and our franchisees could be exposed to litigation, liability, reputational harm, fines from the payment card companies and increased costs, which could have a material adverse effect on our business, financial condition, and results of operations.
We identified a material weakness in our internal control over financial reporting in fiscal 2025. If our remediation of the material weakness is not effective, or if we fail to develop and maintain an effective system of internal controls, our ability to produce timely and accurate financial statements may be impaired, investors may lose confidence in our financial reporting, and the price of our common stock may decline.
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

We identified a material weakness in our internal control over financial reporting in the second quarter of fiscal 2025. While we believe we have remediated the material weakness identified during fiscal 2025 as of December 28, 2025, there is no assurance that our remedial measures have been effective or that additional material weaknesses will not be identified. We have had errors in our financial statements in the past that have required the revision of our financial statements. In the future, controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements. For additional information related to previously identified material weaknesses in internal control over financial reporting identified and the related remedial measures, see Item 9A, “Controls and Procedures,” of Part II of this Annual Report. There is no assurance that additional material weaknesses will not be identified. In addition, in the future, controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
Any deficiency in our internal control over financial reporting and disclosure controls and procedures, or any difficulties encountered in their implementation or improvement, could result in a restatement of our consolidated financial statements for prior periods, cause us to fail to meet our financial and other reporting obligations, result in an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm, or lead to investigations or sanctions by regulatory authorities or other potential claims or litigation. Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations, and could cause our investors to lose confidence in the accuracy and completeness of our financial reports and the price of our common stock to decline.
Risks Related to Executing Our Business Strategy
We may be unable to successfully execute our business strategy, including our turnaround plan.
During fiscal 2025, we implemented a turnaround plan to de-leverage the balance sheet and deliver sustainable, profitable growth. Our growth strategy is supported by a focus on growing our fresh delivery business with new and existing customers, accelerating growth in our digital channel, driving retail sales, and growing with new and existing international franchise partners.
However, we may be unable to deliver global sales growth or grow our fresh delivery or digital channels due to competitive pressures and other factors. Furthermore, growth may be contingent upon consumer tastes and preferences, the effectiveness of our marketing and advertising programs, the successful development and launch of new products, commodity and labor costs, or our ability to provide consistent, high-quality doughnuts and customer and consumer experiences, accelerate our digital business and technological enhancements, drive new shop development, or obtain the support and engagement of franchisees.
Moreover, our turnaround plan includes a focus on driving returns on invested capital by reducing capital intensity and expanding margins by simplifying and optimizing the business. Our actions in support of these initiatives may not have the expected result or may have unintended or unexpected outcomes. Furthermore, insufficient investment in our business could result in our inability to keep pace with technological changes, adequately invest in the business, including marketing or shop, factory and equipment maintenance and enhancements, or effectively compete with competitors, any of which could have a material adverse effect on our business, financial condition and results of operations.
If we are delayed or unsuccessful in executing our strategies, including our turnaround plan, if the execution of our strategies proves to be more costly or time consuming than expected, or if our strategies do not yield the desired results, our business, financial condition and results of operations may suffer.
We may not realize the anticipated benefits from past or potential future acquisitions, divestitures (including refranchising), investments, or other strategic transactions.
We periodically assess and may engage in mergers, acquisitions, full or partial divestitures (including refranchising), joint ventures, strategic partnerships, minority investments, or other strategic initiatives to execute our growth strategy. We make these decisions based on individual circumstances. The success of these endeavors is dependent upon many factors, such as the availability of sellers and buyers, the availability of financing, the ability to negotiate transactions on terms deemed acceptable and the ability to successfully transition and integrate shop operations.

In addition, such strategic endeavors come with inherent risks, including but not limited to:
•The challenges, delays, and costs associated with integrating acquired Krispy Kreme franchised shops, Points of Access, and strategic partnerships into our existing structure, including potential failure to achieve expected cost savings and operating efficiencies or to retain key personnel;
•Diverting management focus from everyday operations or other important initiatives to effectively implement our growth strategy;
•Not achieving expected benefits, including revenue, profit, or cash flow, from acquisitions (including newly acquired Krispy Kreme franchised shops), full or partial divestitures (including in connection with refranchising transactions), investments or other strategic transactions;
•Risks related to divestitures, such as challenges transitioning a divested business to a new owner or failing to select a high-quality, long-term partner that will adhere to any franchise and development agreements and meet growth expectations for development of new shops in their region;
•The potential to inherit significant contingent or unforeseen liabilities through acquisitions or other strategic dealings; and
•The risk of significant value depreciation in our investments, which has in the past and could in the future lead to goodwill impairment charges for acquired entities or loss upon divestiture.
Our past strategic transactions have not always yielded, and future strategic transactions may not yield, the anticipated benefits, and could negatively impact our reputation and have a material adverse effect on our business, financial condition, and results of operations.
We have recognized significant impairment charges for our goodwill and long-lived assets and may be required to recognize additional impairment charges in the future for goodwill and other assets. Future impairment of these assets could have a material adverse effect on our financial condition and results of operations.
A significant portion of our long-term assets consists of goodwill and other intangible assets. We do not amortize goodwill and indefinite-lived intangible assets but rather review them for impairment on an annual basis or more frequently when events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying value of the reporting unit exceeds its fair value, the Company recognizes an impairment charge for the difference up to the carrying value of the allocated goodwill. The process of evaluating the potential impairment of goodwill and other intangible assets requires significant judgment. In the second quarter of fiscal 2025, we recorded a $356.0 million non-cash, partial goodwill impairment charge. For more information, see the section entitled “Goodwill and Other Intangible Assets” in Item 8, Note 1 of this Annual Report.
The occurrence of certain events or circumstances has resulted in, and could continue to result in, a downward revision in the estimated fair value of one or more of our reporting units or intangible assets. For example, negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slow or slower than expected growth rates, lack of growth in our business, or a significant decline in the Company’s stock price could lead to further impairment charges against our goodwill and other intangible assets. If we determine that our goodwill or other intangible assets are impaired, we may be required to record a significant charge to earnings that could adversely affect our financial condition and results of operations.
Moreover, if certain stores, manufacturing facilities, strategic transactions, or corporate assets do not perform as expected, we have recognized in the past, and may in the future be required to recognize, non-cash impairment charges related to such assets. These charges could result from, among other things, lower-than-expected sales, rising costs, changes in strategic priorities, or underperformance of newly opened locations or Points of Access. During fiscal 2025, we recorded $39.4 million non-cash long-lived asset impairment charges and $37.0 million non-cash lease impairment and termination costs in response to management’s updated forecasts and the termination of our Business Relationship Agreement with McDonald’s USA, LLC (“McDonald’s USA”). For more information, see the section entitled “Goodwill and Other Intangible Assets” in Item 8, Note 1 of this Annual Report.

We have limited influence over the operations of our franchisees and subfranchisees, and any failure by them to operate effectively or to maintain safety and quality standards in compliance with applicable law could have a material adverse effect on our operating results and reputation.
Our ability to influence the management of our franchisees’ businesses is limited, and their failure to operate effectively could negatively impact our operating results and reputation. The operational quality of franchised shops may suffer due to factors outside our control such as our limited influence over their operations, limited ability to facilitate changes in shop ownership, and limited ability to enforce franchise obligations due to bankruptcy or insolvency proceedings. Franchisees might not manage their shops in compliance with our established procedures, standards and requirements or standards set by applicable laws and regulations, including sanitation and pest control standards, or data processing, privacy and cybersecurity requirements. Furthermore, we rely on franchisees to participate in our strategic initiatives. While we can mandate certain strategic initiatives through enforcement of our franchise agreements, we will need the active support of our franchisees if the implementation of these initiatives is to be successful. The failure of franchisees to support our strategic initiatives could adversely affect our ability to implement our business strategy and could materially harm our business, results of operations and financial condition.
In certain markets, we permit subfranchising arrangements. In those structures, we are not party to the agreements with the subfranchisees and we rely on our franchisees to oversee subfranchisees’ compliance with brand standards and applicable laws. Because we are further removed from day-to-day operations in such arrangements, our ability to directly monitor performance and compliance may be more limited, which could increase operational, regulatory and reputational risk. While we provide training and support to our franchisees, our franchisees and subfranchisees run their own independent businesses. Moreover, as our business becomes more franchised, including through international refranchising transactions, we will become more reliant on franchisees. The risks of a franchise business model, including those outlined above, may become heightened.
On occasion we have encountered, and may in the future encounter, challenges in receiving specific financial and operational results from our franchisees in a consistent and timely manner. Further, the information we receive from franchisees, including regarding their revenue, may not be audited or subject to a similar level of internal controls as our processes. To the extent that we are not able to obtain transparency into their operations, it could impair our visibility and resulting royalty and fees, our understanding of systemwide sales, our ability to forecast performance, or our ability to respond quickly to operational challenges, any of which could negatively impact our operating results.
Currently, we maintain generally positive relationships with our franchisees. However, future developments, some of which may be beyond our control, could potentially strain relationships with both existing and new franchisees. Should our franchisees fail to operate successfully or adhere to our standards and requirements, it could substantially harm the image and reputation of both individual franchisees and our overall brand. Such scenarios could lead to a marked decline in Krispy Kreme-branded sales, adversely affecting our revenue and profitability.
Our fresh delivery business channels depend on key customers and are subject to risks if such key customers reduce their purchases or terminate their relationships with us.
A considerable portion of our revenue comes from sales to retail customers via our fresh delivery channels, which necessitate a substantial infrastructure with notable fixed and semi-fixed costs. In our global operations, we serve a number of large retail customers, yet no single customer contributed more than 10% of our total revenue in the fiscal years ending December 28, 2025, December 29, 2024, or December 31, 2023. These customers are not committed to purchase any particular quantities and purchases are influenced by factors like pricing, product quality, consistency, consumer demand, and service excellence. Customers may reduce their purchases or terminate their relationship with us based on our failure, or perceived failure, to deliver on any of these or other factors. Moreover, if we fail to adhere to the terms of our agreement with a customer, such customer may be entitled to remedies under the contract such as money damages or early termination. In addition, there is a possibility that customers receiving fresh delivery might reallocate their shelf space or menu offerings, currently occupied by our products, to other items, possibly including private label goods. A loss or significant decrease in sales to one of these key retail customers, including due to any of the above factors or if they encounter substantial financial issues, could adversely affect our business, financial condition, and results of operations.
Our reputation and brand image are essential to our business success and a failure to protect our brand image could have a material adverse effect on our business, results of operations or financial condition.
Our brand image and reputation are critical to our business success and financial performance. Our ability to grow and succeed depends in significant part on our and our franchisees’ ability to consistently maintain brand standards as we enter new markets and distribution channels, introduce new products, and deliver high-quality products to consumers.

We invest in marketing initiatives designed to support and enhance our brand, including traditional advertising, consumer promotions, and digital marketing. A substantial portion of our marketing efforts rely on social media and other digital platforms, which increases the speed and breadth with which information, including misinformation and negative commentary, may be disseminated. Adverse publicity, consumer or customer complaints, or negative perceptions regarding our brand or products, whether accurate or not, may spread rapidly and could materially harm our brand reputation.
Our reputation is influenced by consumers’ and customers’ subjective perceptions. Actual or perceived quality or food safety concerns, or failures to comply with applicable food regulations and requirements, whether or not ultimately substantiated and whether or not directly involving us, such as incidents involving competitors, could result in negative publicity and reduced consumer or customer confidence in our brand, products, or the broader industry. This could in turn harm our reputation and sales, and could have a material adverse effect on our business, financial condition, and results of operations.
Moreover, any regulatory or legal challenges, product recalls, or other negative publicity could tarnish our reputation and brand image, erode consumer and customer trust, and diminish demand for our products. Failure to effectively maintain our brand image could have a material adverse effect on our business, financial condition, and results of operations.
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
Moreover, we cannot predict consumer or team member acceptance of these developing technologies (e.g., automation, artificial intelligence, and new delivery channels) or their impact on our business, nor can we be certain of our ability to implement such technologies, any of which could result in loss of sales, dissatisfaction from our consumers and employees, or negative publicity that could adversely affect our reputation and financial results.
Our significant indebtedness could adversely affect us, including by decreasing our business flexibility and increasing our interest expense.
The Company’s significant level of indebtedness and related leverage carries potential adverse consequences, including, but not limited to:
•increasing our vulnerability to, and reducing our flexibility to respond to, changes in our business and general adverse economic and industry conditions;
•requiring the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, joint ventures, product research, or other corporate purposes;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•exposing us to the risk of increased interest rates for unhedged variable interest rate borrowings under our current credit facilities;
•making it more difficult for us to repay, refinance or satisfy our obligations with respect to our debt;
•limiting our ability to borrow additional funds in the future and increasing the cost of any such borrowing;
•imposing restrictive covenants that may hinder our ability to finance future operations and capital needs or to pursue certain business opportunities and activities, and which, in the event of non-compliance without a cure or waiver, could result in an event of default and the acceleration of the applicable debt and any debt subject to cross-acceleration; and
•exposing us to risks related to fluctuations in foreign currency as we earn profits in a variety of currencies around the world and substantially all of our debt is denominated in U.S. dollars.
Moreover, under the terms of the 2023 Facility (defined below), we are subject to certain financial covenants, including a requirement to maintain a bank leverage ratio of less than 5.00 to 1.00 as of the end of each quarterly Test Period (as defined in the 2023 Facility). If we are unable to meet the 2023 Facility financial or other covenants, it could limit our ability to draw on the revolving credit facility, could result in the lenders accelerating the maturity of such indebtedness and we may not have sufficient resources to repurchase, repay or redeem our obligations, as applicable, and could require the replacement of the 2023 Facility with new sources of financing, which we may be unable to secure on favorable terms or at all, any of which could negatively impact our liquidity. Also, if we were unable to repay the amounts due under our secured indebtedness, the holders of such indebtedness could proceed against the collateral that secures such indebtedness. In the event our creditors accelerate the repayment of our secured indebtedness, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
Additionally, we may incur additional indebtedness, guarantees, commitments, or liabilities in the future. The need for refinancing, in part or in full, of our existing indebtedness before maturity is a possibility. There is no guarantee that we will be able to secure refinancing on favorable terms or at all. Should our business fail to generate sufficient cash flow from operations or if we encounter difficulty securing future debt or equity financing on acceptable terms and in sufficient amounts to meet our debt obligations or address other liquidity requirements, our financial health and operational results may suffer.

Risks Related to Our Global Expansion and Growth
A key portion of our growth strategy depends on opening new and maintaining existing Krispy Kreme shops and Points of Access both domestically and internationally.
Our strategic focus includes expanding our Global Points of Access. This includes expansion through the establishment of new shops and fresh delivery doors by us and our franchisees, and through expanding our digital platforms, both in our current markets and new regions. We may be ineffective in implementing this expansion strategy including due to external factors outside of our control such as economic conditions, legal and regulatory developments, permitting delays, rising costs or availability of commodities, or ability to obtain or renew desirable locations for new shops on acceptable terms or at all. Additionally, operational challenges, such as difficulties in sourcing product components or logistical services, may impose limitations. If we or our franchisees are unsuccessful in expanding Global Points of Access, our overall growth objectives would be hindered.
Additionally, our presence and growth in certain international markets heavily depends on our franchisees. There is no guarantee that these franchisees will successfully develop or manage their Points of Access in alignment with our brand standards or develop additional Points of Access in line with established targets or our expectations. Moreover, their ability to effectively open, operate, and sustain these Points of Access in accordance with their agreements and our brand requirements may be constrained by their business capabilities or financial resources.
Moreover, as part of our growth strategy, we may decide to increase or decrease the number of Company-owned shops by purchasing existing franchised shops, by refranchising existing Company-owned U.S. or international equity markets, or by developing additional shops. Our failure to successfully execute any such transactions could have an adverse effect on our operating results.
Furthermore, some of our facilities, doughnut-making lines, and other equipment have been in service for extended periods and their remodeling, repair, or replacement may require substantial capital investment. As such assets continue to age, sourcing replacement parts and components may become increasingly difficult and required repairs may become increasingly extensive. If the costs associated with remodels, repairs, or replacements are higher than anticipated, downtimes are longer than planned, or upgraded assets do not perform as expected, we may not realize the desired returns on our investment. Further, our current levels of maintenance capital may not be sufficient to adequately address the condition of our assets. Failure to make necessary repairs could expose us to audits, fines, or penalties, and, in certain circumstances, could result in closures of facilities. Any of these outcomes could disrupt our operations, harm our reputation, and have a material adverse effect on our business, financial condition, results of operations, and future prospects.
Our future growth and profitability will depend on our ability to successfully accelerate international development with strategic partners and joint ventures.
We believe that our future growth and profitability will depend on our ability to successfully accelerate international development with franchisees and joint venture partners in new and existing markets. New markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. As a result, new shops in those markets may have lower average sales than shops in existing markets and may take longer than expected to reach target sales and profit levels or may never do so. Entering new markets will require building brand awareness through advertising and promotional activity, and those activities may not promote our brands as effectively as intended, if at all.
Our joint venture partners or franchisees typically have the right to develop and manage Krispy Kreme branded shops in a specific country or countries, including, in some cases, the right to subfranchise. A joint venture involves special risks, including: our joint venture partners may have economic, business or legal interests or goals that are inconsistent with those of the joint venture or us, or our joint venture partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. Our franchise arrangements present similar risks and uncertainties. We cannot control the actions of our joint venture partners or franchisees, including any nonperformance, default or bankruptcy of joint venture partners or franchisees. In addition, the termination of an arrangement with a franchisee or a lack of expansion by certain franchisees has and may in the future result in the delay or discontinuation of the development of franchised shops, or an interruption in the operation of our brand in a particular market or markets. We may not be able to find another operator to resume operations and development activities in such market or markets. Moreover, franchisees may not achieve expected targets for new shop development, which could lead to slower than expected growth in our Global Points of Access. Any such delay, discontinuation, interruption, or failure could materially and adversely affect our business and operating results.

We face risks as we continue to focus on profitable expansion of our fresh delivery and digital channels.
Our growth strategy includes expanding our fresh delivery business and digital channel, which involves substantial costs and uncertainties. These stem from various factors, including the expansion of Points of Access, requirements to enhance manufacturing capabilities and regulatory compliance, usage of information technology and logistics systems, and adjustments in our corporate structure and workforce.
The success of this expansion is contingent upon our ability to effectively leverage and realize certain objectives. These include finding suitable retail partners, extending our market reach, building and sustaining the manufacturing and logistical capabilities required to fulfill our delivery commitments, complying with regulatory requirements associated with growth in off-premise distribution at certain locations, and increased reliance on digital ordering and delivery technology, including apps owned by third-party delivery aggregators and payment processors or maintained by third party developers. Moreover, the complexity associated with off-premise distribution and potential disruption to shop operations has in the past and may in the future have an adverse impact on the experience for consumers and our Krispy Kremers. Furthermore, this expansion could intensify or be affected by other risk factors mentioned herein, particularly those concerning our logistical and manufacturing capacities and our competitiveness in the indulgence market.
Our omni-channel business model, in particular our fresh delivery business, also exposes us to heightened food safety and other regulations and requirements imposed by federal, state, and county regulators such as the Food Safety Modernization Act, as well as requirements that may be imposed by certain customers. Our failure to adhere to regulatory or customer requirements could lead to store closures, inability to maintain customer relationships, increased costs, or other impacts that could have a material adverse effect on our business, financial condition, and results of operations.
As we progress our initiative to outsource to 3PL carriers the delivery of fresh doughnuts to customers and consumers in our fresh delivery and digital channels, we have reduced control over the related processes, including delivery and merchandizing, costs, and quality control. Our reliance on third parties may lead to shipping delays and disruptions, unanticipated costs, and failures to provide adequate customer service that are outside of our direct control. If we are not satisfied with a 3PL carrier, we may be unable to quickly pivot away from utilizing its services and, even if we are able to do so, we may be subject to significant penalties for doing so. Any of these consequences could have a material adverse effect on our reputation, business, operating results, and financial condition.
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
Our company operates a substantial portion of its business outside the U.S. As of December 28, 2025, there were 7,656 Krispy Kreme Points of Access internationally, excluding Doughnut Factories. This accounts for 50% of the total number of our Points of Access. Among these, 2,834 are managed by franchisees. Our international operations, encompassing various business segments, are subject to numerous risks inherent to foreign markets. These risks include, but are not limited to:
•Laws, regulations and policies adopted by foreign or U.S. governmental authorities to manage national economic conditions, such as increases in taxes, austerity measures that impact consumer spending, monetary policies that may impact inflation rates and currency fluctuations;
•The effects of legal and regulatory changes and the burdens and costs of our compliance with a variety of foreign laws;
•Changes in the laws and policies that govern foreign investment and trade in and among the countries in which we operate, including trade disputes, restrictive actions of foreign or U.S. governmental authorities affecting trade or foreign investment, potential imposition of or increase in tariffs, import restrictions or controls or similar trade policies;
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
•Political events and instability, conflicts, disputes or war, or labor unrest impacting countries in which we or our franchisees operate; and
•Potential increase in anti-American sentiment affecting brand image, as Krispy Kreme is widely recognized as an American brand.
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
A production interruption at any significant manufacturing facility could hinder our, and our franchisees’, ability to produce doughnuts domestically. Internationally, we operate several plants for doughnut mix production, and any disruption at these facilities could impact doughnut production capabilities regionally, affecting our locations and those of our franchisees. Any such production disruption poses a significant risk to revenue and could have a material adverse effect on our business, financial condition and results of operations.
Our international shipments of mixes and concentrates primarily depart from a single port in Florida. Any delays in shipping or disruptions in logistics chains could adversely affect our and our franchisees’ international operations. Such delays may result from known or unforeseen events, including those related to adverse weather conditions, customs and border closures, trade conflicts, and general trade route delays.

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
Any disruption in the supply chain of glaze flavoring could have adverse consequences on our ability to produce and deliver our signature products, including the Original Glazed doughnut, to our consumers in a timely and competitive manner. Such interruptions could also impact our operational performance. In the event of such an interruption, it is possible that suitable replacement products cannot be secured promptly or at all which could result in loss of revenue resulting from the inability to offer our products and the associated increase in administrative and shipping expenses.
Furthermore, our reliance on a sole vendor to produce glaze flavoring, and on a limited number of vendors for other product components and services, exposes us to heightened risks associated with the distribution networks of these vendors. Factors such as fuel price increases, labor strikes, organized labor activities, adverse weather conditions, and various unforeseen variables may hinder our provider’s capacity to meet our logistical requirements. If we encounter difficulties in sourcing alternative logistical providers, our costs may experience significant escalation. Additionally, we rely on independent service providers for payment processing. These service providers may be unable or unwilling to offer services or could increase costs for their services. If we are unable to maintain adequate vendors or are unable to pass on any increased costs to our consumers through higher product prices, it could adversely affect our business, financial health, and operational results.
Our reliance on a single vendor for nearly all distribution of materials and supplies in the U.S. and Canada poses risks to our and our franchisees’ ability to make doughnuts if the vendor fails to provide these materials and supplies for any reason.
The reliability and continuity of our supply chain is critical to the seamless operation of our shops in the U.S. and Canada. We have established an exclusive distribution partnership with BakeMark USA LLC (“BakeMark”), which grants the exclusive rights to BakeMark to distribute ingredients, packaging, and supplies to both Company-owned and franchise shops in all regions of the U.S. other than New York City, and Canada. If BakeMark encounters economic or operational challenges, fails to provide materials and supplies for any reason, or otherwise breaches their contractual obligations, it may be difficult to, or we may be unable to, identify one or more suitable alternative distributors in a timely manner or at all. Even if we do identify a suitable alternative, we may be unable to establish business arrangements that are, individually or in the aggregate, as favorable as the terms and conditions we have established with Bakemark. The occurrence of any of the foregoing could lead to disruptions within our supply chain in the U.S. and Canada or could cause our net sales, margins and earnings to decrease, which could have a material adverse effect on our business, results of operations and financial condition.

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
During recent years, our operating environment has been impacted by inflation. Increases in commodity and supply chain costs, such as the costs of raw materials, packaging materials, labor, energy, fuel, and transportation, have led to higher production and distribution costs for our products. Many of the costs referred to above are subject to fluctuations due to a number of factors, including, but not limited to, market conditions, economic and geopolitical uncertainty, demand for raw materials, weather, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), armed hostilities, and other factors beyond our control. Among our essential ingredients, three stand out in significance: flour, shortening, and sugar. Furthermore, we procure a significant quantity of gasoline for our delivery vehicle fleet serving our fresh delivery business, as well as significant amounts of packaging materials, including our boxes for dozens, half-dozens, and three-packs of doughnuts. The prices of key inputs for the production and distribution of our products such as these have been volatile in recent years and may continue to be volatile in the future.
We employ forward purchase contracts, futures contracts, and options on such contracts to mitigate the risks associated with commodity price fluctuations, however these contracts may not fully protect us against commodity price risk, particularly over extended timeframes. Additionally, the portion of our anticipated future commodity requirements covered by such contracts can vary over time.
Our attempts to offset these cost pressures, such as through increases in the selling prices of some of our products and leveraging our market size to secure economies of scale in procurement, may not be successful. Higher product prices may result in reductions in sales volume. Consumers may be less willing to pay a price differential for our branded products and may increasingly purchase lower-priced offerings, or may forego some purchases altogether, including during an economic downturn or times of increased inflationary pressure. To the extent that price increases or packaging size decreases are not sufficient to offset these increased costs adequately or in a timely manner, or if they result in significant decreases in sales volume, our financial condition, results of operations, and cash flows may be adversely affected.
Risks Related to Our Human Capital
An inability to recruit and retain personnel could have a material adverse effect on our operations.
Our success depends to a significant extent on the continued availability and service of our executive officers and other key personnel. Given our streamlined management structure, the departure of any key person could have a significant impact and would be potentially disruptive to our business until such time as a suitable replacement is identified. Moreover, significant leadership transitions, even with succession plans in place, can create risks as individuals are integrated into new roles and onboarding shifts management attention from business concerns. These changes may increase the likelihood of turnover amongst our Krispy Kremers and impact our relationships with our customers and other market participants. The loss of, or failure to engage in adequate succession planning for, any of our executive officers or other key personnel could harm our culture, reputation, or business.
Moreover, our shop-level management and hourly Krispy Kremers play a critical role in the operation of our Doughnut Shops, manufacturing facilities, and delivery logistics, and we rely on them to deliver operational and customer service excellence. Our ability to maintain the highest product quality heavily relies on our Krispy Kremers. Any failure to retain and adequately train key talent could have an adverse effect on our ability to maintain consistent product quality and deliver outstanding consumer experiences worldwide.
Furthermore, we could encounter challenges related to the availability of labor for in-shop positions. This shortage may be influenced by evolving economic, social, and generational trends, the emergence of new telecommuting job opportunities, labor shortages, shifting employee expectations, and other factors that can reduce the pool of qualified talent for critical roles within our organization.

A failure to maintain an adequate number of employees with appropriate skill sets and talent could increase our costs or negatively impact our ability to execute our business strategy, result in loss of institutional knowledge, and reduce our supply of future management skill. Any of these consequences could adversely affect our business, operating results and financial condition. If we encounter difficulties in recruiting, retaining, and motivating Krispy Kremers to support our projected growth and strategic initiatives, it could have a material adverse effect on our overall operations.
Changes in the cost of labor could adversely affect our business, financial condition, and results of operations.
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
The fluctuating landscape of labor costs could adversely affect our business, financial condition, and results of operations.
Risks Related to Regulation and Litigation
We may be subject to litigation that could adversely affect us by increasing our expenses, diverting management attention, or subjecting us to significant monetary damages and other remedies.
From time to time, we are party to various claims, disputes, or legal proceedings. These disputes could encompass a wide range of issues, including employment, intellectual property, operational, regulatory compliance, foreign exchange, tax, franchise, and contractual matters. They may also pertain to diverse areas such as personal injury, franchisee employment, real estate, environmental, tort claims, intellectual property disputes, breaches of contract, data privacy issues, securities litigation, derivative actions, and various other legal matters. Notably, plaintiffs often seek substantial or undetermined amounts in damages, and lawsuits inherently carry uncertainties, some of which are beyond our control.
We manage and mitigate certain legal risks through policies, terms of use, arbitration agreements, limitations of liability, venue selection, choice-of-law, and indemnification requirements. These requirements may be subject to differing interpretations, rulings, and legal frameworks in different U.S. federal, state, and foreign courts, and may not be enforceable in some jurisdictions.
Regardless of the merits of such lawsuits or our ultimate liability or settlement outcomes, legal proceedings can be costly to defend, divert management attention away from our operations, and potentially impact our financial performance. While we have insurance coverage, such coverage is subject to deductibles, self-insured retentions, limits of liability, stop loss limits and similar provisions that we believe are prudent but that could nonetheless limit the nature and amount of recoveries. Further, there are types of losses that we cannot insure against or that we believe are not economically reasonable to insure. In the event of an uninsured claim, or an insured claim for which a judgment for monetary damages exceeds our insurance coverage or for which the deductible is significant, we may be required to pay for all or a portion of the related losses out of pocket, which could have an adverse effect on our financial position and operational results. In addition, because we are self-insured for certain claims up to applicable retention limits, we bear the financial risk of losses within those limits, and if actual losses for those claims exceed our reserves, our financial position and operational results could be adversely affected. For more information, see the section entitled “Self-Insurance Risks and Receivables from Insurers” in Item 8, Note 1 of this Annual Report.
Moreover, any adverse publicity resulting from allegations in any such claims or disputes could negatively impact our reputation, potentially affecting our operational performance.
Our business may be adversely affected by litigation, regulation and publicity concerning food or occupational safety, quality, health, and other issues, which could negatively affect public policy and consumer preferences toward our products.
As a food service business, we face potential adverse impacts stemming from litigation, regulatory actions, and consumer or government complaints related to food or occupational safety, food quality, illness, injuries, health concerns, environmental, or operational issues. These concerns may arise from individual shops or a limited number of shops, including those operated by our franchisees. Additionally, such risks may increase as we introduce new products or expand distribution channels, such as our fresh delivery business channel, and our business becomes subject to new regulations and higher regulatory scrutiny.

There is increasing legal, legislative and regulatory focus on the industry, including areas such as menu labeling, packaging, food additives and other ingredients. This scrutiny is largely due to concerns that the practices and offerings of food service companies may contribute to issues like poor nutrition, excessive caloric intake, obesity, or other health issues among consumers. Class action lawsuits have been filed against various food service businesses, including quick service restaurants. These lawsuits may allege, among other things, the failure to disclose health risks associated with high-fat foods and marketing practices that encourage obesity or may challenge a company’s classification of its ingredients or products. Given that one of our core competitive advantages lies in the taste and quality of our doughnuts, adverse publicity or regulations related to food quality or similar concerns have a more pronounced impact on our business compared to food service businesses that primarily compete on other factors.
Changes in regulations addressing such health issues, including new or changing restrictions on the inclusion of certain products in benefit programs, such as the U.S. supplemental nutrition assistance program known as SNAP, changes in interpretations of such regulations by relevant regulators, or the introduction of new legislation could affect any of our operational markets and result in decreased demand for our products. Failure to effectively adapt to these changes or to comply with new or existing regulations could adversely affect our business, financial condition, and results of operations.
Furthermore, we may face significant liabilities from any such lawsuits or claims that result in unfavorable judgments or due to litigation costs, regardless of the final outcome.
We are subject to franchise laws and regulations that govern our status as a franchisor and regulate some aspects of our franchise relationships. Our ability to develop new franchised shops and to enforce contractual rights against franchisees may be adversely affected by these laws and regulations, which could cause our franchise revenues to decline.
As a franchisor, we operate within the regulatory framework established by the Federal Trade Commission and various domestic and foreign laws governing the offer and sale of franchises. These laws regulate both the procedural aspects of franchise offerings, including disclosure, registration, and renewal requirements, and substantive aspects of the franchisor-franchisee relationship. Any failure to obtain or maintain approvals for offering franchises could result in the loss of potential franchise revenues and revenues generated through our Market Development segment.
Franchise laws and regulations vary significantly across jurisdictions and are subject to change. Compliance may require significant time and expense and may limit our ability to expand into new markets or offer franchises on terms consistent with our business objectives. Any failure to obtain or maintain required registrations or approvals, or to comply with applicable disclosure or relationship laws, could result in governmental investigations, fines, rescission rights, civil liability, suspension of franchise sales, or reputational harm.
Furthermore, certain laws and regulations may restrict our ability to terminate, not renew, enforce non-competition obligations with respect to, or transfer franchises, impose “good faith” standards on our conduct, or otherwise limit our ability to enforce contractual rights or resolve disputes with franchisees. Compliance with these regulations is integral to the successful operation of our franchising business model and the maintenance of harmonious relationships with our franchisees. Failure to comply with any applicable laws or regulations, or adverse interpretations of such laws, could have a material adverse effect on our business, financial condition, and results of operations.
Healthcare legislation and potential employment legislation could adversely affect our business, financial condition, and results of operations.
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
Changes in tax laws and regulations could have a material impact to our tax expense or cash tax obligations.
We are subject to federal, state, and local income taxes both in the U.S. and in foreign jurisdictions. The impact of potential changes in tax laws or changes in the interpretation of such laws could materially increase our tax expense or cash tax payments and adversely affect our business, financial condition, and results of operations. Additionally, our income tax returns are subject to examination by the Internal Revenue Service and other tax authorities. While we have taken measures to provision for taxes in the jurisdictions where we operate, challenges from tax authorities could result in assessments that increase our tax liabilities. Furthermore, the cost of complying with new legislation could adversely affect our results of operations.
Our annual effective income tax rate can change materially as a result of changes in our geographic mix of U.S. and foreign earnings and other factors, including changes in tax laws and changes made by regulatory authorities.
Our overall effective income tax rate is calculated as our total income tax expense relative to earnings before income tax. Income tax expense and benefits are recognized on a jurisdictional or legal entity basis, rather than on a consolidated global basis. As a result, our effective income tax rate could be adversely affected by changes in the distribution of our earnings among jurisdictions with differing tax rates because losses incurred in one jurisdiction may not be used to offset profits in other jurisdictions. Moreover, changes in our operating results by jurisdiction, including the generation or utilization of net operating losses, could cause volatility in our effective tax rate. In addition, changes to tax laws or changes in the interpretation of such laws have the potential to significantly impact our effective income tax rate.
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
If we determine that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we may be required to record additional valuation allowances, which would increase our income tax expense and impact our effective tax rate.
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
We enter into non-disclosure and confidentiality agreements with employees, corporate collaborators, contractors, consultants, advisors, suppliers, and other individuals and entities who may have access to this confidential information. However, such agreements may not be in place with every relevant party, any of these parties may breach these agreements, and our confidentiality agreements may otherwise not effectively prevent disclosure of our proprietary information. Furthermore, pursuing legal action against a party alleged to have unlawfully disclosed or misappropriated a trade secret is a challenging, costly, and time-consuming process with an uncertain outcome, and we may not obtain an adequate remedy in the event of unauthorized disclosure of such information. In addition, others may independently develop formulas and processes that are the same or similar to our trade secrets, which could limit our ability to enforce trade secret rights against such parties.
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
Health epidemics or pandemics can have detrimental effects on consumer spending, confidence levels, supply chain availability, and associated costs within the markets where we and our franchisees operate. These factors can collectively influence our business, financial condition, and operational results. A notable instance of this was the global spread of the COVID-19 epidemic in recent years, which disrupted global health, economic conditions, consumer behaviors, and food service operations.

While we have implemented measures to address significant public health risks on a large scale, we acknowledge the potential for future outbreaks to impact our shops and other facilities. Such outbreaks may result in a substantial portion of our workforce or the workforce of our business partners being unable to work.
Furthermore, our business is influenced by shifting consumer preferences and perceptions. Concerns regarding virus transmission have prompted employees and guests to avoid congregating in public places, leading to adverse effects on guest traffic at our locations and the ability to adequately staff our shops. The COVID-19 pandemic triggered changes in consumer behaviors, some of which have endured and may continue to evolve even though the pandemic has subsided. These shifts have already had and may continue to exert negative impacts on consumer traffic and the sales of both our Company-owned and franchisee-operated shops. We remain attentive to evolving consumer trends and their potential implications for our business and operational performance.
Adverse weather conditions, natural disasters, war or terrorist attacks, pandemics, or other catastrophic events could have a material adverse effect on our business.
Unforeseen events such as severe adverse weather conditions, earthquakes, hurricanes, tornadoes, flooding, and other natural disasters, wars or terrorist attacks, pandemics, or other catastrophic events, as well as the actions taken in response to these unforeseen events, could affect guest traffic at our Company-owned and franchisee-operated shops or in more extreme scenarios, could result in the closure of shops, factories, or a mix or equipment manufacturing plant. If our disaster recovery and business continuity plans do not resolve disruptions caused by these unforeseen events in an effective and timely manner, they could result in prolonged interruptions in our operations and could have a material adverse effect on our sales, business, financial condition, and results of operations.
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
Risks Related to Ownership of our Common Stock
Certain provisions of Delaware Law, our certificate of incorporation, our bylaws, and the ownership of approximately 43% of our common stock by JAB Holdings B.V. (including certain of its affiliated entities, "JAB") could hinder, delay, or prevent a change in control of us, which could adversely affect the price of our common stock.
Provisions of Delaware Law, our certificate of incorporation, and our bylaws create obstacles for third-party acquisition attempts without the consent of our Board of Directors or JAB, our largest stockholder.
We are subject to Delaware General Corporation Law (“DGCL”). Section 203 of the DGCL restricts certain stockholders owning over 15% of our outstanding common stock (referred to as "interested stockholders"), including JAB, from engaging in specific business combinations without approval from at least two-thirds of our outstanding common stock not held by the interested stockholder.
Moreover, JAB wields substantial voting power over shares of our common stock eligible to vote in director elections and other shareholder votes through its affiliate, potentially influencing outcomes significantly.
Additionally, our certificate of incorporation grants our Board of Directors the authority to issue preferred stock at its discretion, without the need for stockholder approval. This flexibility extends to the issuance of authorized but unissued shares of our common stock. These provisions can complicate and protract the process of replacing incumbent directors and could dilute voting and other rights of holders of our common stock.
These measures may make it costly and challenging for a third party to initiate a tender offer, execute a change in control, or attempt a takeover that faces opposition from JAB, our management, or our Board of Directors. Public stockholders interested in participating in such transactions may find it difficult to do so, even if the transaction would be beneficial for stockholders. Ultimately, these anti-takeover provisions could significantly hinder public stockholders’ ability to realize benefits from a change in control or alterations in our management and Board of Directors, potentially impacting the market price of our common stock and the opportunity to secure any potential change of control premium.

Under our Investor Rights Agreement with JAB, they have specific rights to access certain Company information, which JAB is obligated to treat as confidential. This information includes management’s monthly financial review reports, consolidated financial results for each fiscal quarter, and other information reasonably requested by JAB. Given these rights and JAB’s representation on our Board of Directors, JAB enjoys privileged access to our management and early insights into our financial results compared to our other investors. Although JAB must adhere to relevant U.S. securities laws governing the trading of our securities while in possession of material non-public information, it will still have a more comprehensive understanding of our business and financial condition than individual stockholders for as long as its information rights persist under the Investor Rights Agreement.
If the ownership of our common stock continues to be highly concentrated, it may limit stockholders other than JAB from influencing significant corporate decisions and may result in conflicts of interest.
As of December 28, 2025, JAB held approximately 43% of our common stock, conferring upon it significant influence over crucial matters requiring stockholders’ approval. This influence extends to decisions such as electing directors, facilitating mergers, consolidations, and acquisitions, disposing of substantial assets, and shaping our capital structure.
This level of concentrated ownership could potentially lead to delays, deterrents, or the prevention of actions that may be favored by our other stockholders. JAB’s interests may not always align with those of our broader stockholder base. Furthermore, this concentration of ownership has the potential to hinder or discourage any attempts at a change in control of the Company.
The concentration of voting power could also impact stockholders by limiting the opportunity to receive a premium for their common stock shares in the event of a sale of the Company, which, in turn, may affect the market price of our common stock. JAB might also seek to push us in directions that it deems beneficial for its own investment but could carry risks for other shareholders or negatively impact our Company and its stakeholders.
As a result, there is a possibility that the market price of our common stock could decline, or stockholders may not receive a premium above the prevailing market price in the event of a change in control. Furthermore, this concentration of share ownership adversely affects the liquidity of our common stock and might be viewed negatively by investors, potentially affecting the trading price of our common stock, as some may perceive drawbacks in owning shares in a company heavily influenced by a few significant stockholders.
The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.
JAB may possess the capability to sell the shares of the Company’s common stock they hold to the public markets, following the stipulations outlined in Rule 144. The substantial sale of our shares by JAB, or the mere anticipation of such sales, could potentially exert a significant downward pressure on the market price of our common stock. A decrease in the value of our common stock could hinder our capacity to raise capital through the issuance of additional common stock or other equity securities.
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
As previously disclosed, during fiscal 2024 unauthorized activity on a portion of our information technology systems resulted in the Company experiencing certain operational disruptions (the “2024 Cybersecurity Incident”). The incident materially affected the Company’s business operations and results of operations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Annual Report. As of the date of this report, except as set forth herein, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, our business strategy, results of operations, or financial condition. For more information regarding cybersecurity risks that have and may in the future materially affect us, see “Risk Factors—Risks Related to Cybersecurity, Data Privacy, and Information Technology” included in Item 1A of Part I of this Annual Report.
Governance
Our Chief Technology and Performance Officer (“CTO”) leads our global information security organization responsible for overseeing the Company’s information security program. Our Chief Information Security Officer (“CISO”) is primarily responsible for identifying, assessing, monitoring, and managing cybersecurity threats to our overall enterprise. Our CTO has over 25 years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other public companies. Our CISO, who reports directly to the CTO, has over 30 years of information technology infrastructure and security experience, including developing and leading cybersecurity risk management programs for a variety of companies. The CISO uses internal and external resources to support the Company’s information security program. The CISO receives information regarding cybersecurity incidents and threats primarily from our third-party cybersecurity providers. The CISO then provides periodic reports to the CTO, including reporting on significant cybersecurity incidents, strategy, results of employee trainings, and any other notable cybersecurity matters.
Cybersecurity risk is among the top risks that the Company actively monitors. Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. The Audit and Finance Committee (“Audit Committee”) of the Board of Directors oversees our annual enterprise risk assessment, where we assess key risks within the Company, including security and technology risks and cybersecurity threats. The Audit Committee also oversees our cybersecurity risk and receives reports from our CTO and third parties on various cybersecurity matters, mitigation measures, and the status of our information security priorities. In addition, the Audit Committee reports to the Board of Directors on any significant cybersecurity incidents, such as the 2024 Cybersecurity Incident.

Item 2. Properties
The material properties used by the Company in connection with its manufacturing, warehousing, distribution, and corporate administrative operations, serving all segments, are as follows:

Location	Approximate Size in Square Feet	Purpose	Type
Winston-Salem, NC	107,000	Mix Production Plant and Distribution	Leased
Winston-Salem, NC	101,710	Equipment Manufacturing Facility	Leased
Charlotte, NC	31,776	Corporate Administrative	Leased
In the U.S., we operate six Doughnut Factories located in Indianapolis, Indiana; Monroe, Ohio; New York, New York; Elk Grove, Illinois; Concord, North Carolina; and Fort Lauderdale, Florida. Internationally, for our equity markets, we operate 14 Doughnut Factories. Each Doughnut Factory manufactures daily to provide finished products to shops and to support our delivery routes. The majority of our Doughnut Factories are leased.
Additionally, as of December 28, 2025, the Company had 882 Company-owned shops globally, a majority of which are leased. We also lease space in various locations globally for regional, district, and other administrative offices, training facilities, and storage.
We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.
Item 3. Legal Proceedings
In the ordinary course of conducting our business, we have in the past and may in the future become involved in various legal actions and other claims. We may also become involved in other judicial, regulatory, and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Some of these matters may involve claims of substantial amounts. These legal proceedings may be subject to many uncertainties and there can be no assurance of the outcome of any individual proceedings. See Note 16, Commitments and Contingencies, to the audited Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved, which is incorporated by reference into this Item 3 of Part I of this Annual Report.
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
Holders
The approximate number of stockholders of record of our common stock as of February 20, 2026, was 257. This does not include persons whose stock is in nominee or “street name” accounts through brokers.
Dividend Policy
For the fiscal quarter ended March 30, 2025, we declared a quarterly cash dividend on our common stock of $0.035 per share, which was paid in May 2025. Subsequent to the first quarter of fiscal 2025, the Company halted the quarterly cash dividend to holders of the Company’s common stock to more closely align its capital allocation priorities with its growth strategy.
Performance Graph
The following graph depicts the total return to stockholders from the initial public offering (“IPO”) on July 1, 2021 through our fiscal year-end date of December 28, 2025, relative to the performance of the Russell 2000 Index, the NASDAQ Composite Index, and the Standard & Poor’s Consumer Discretionary Sector. All indices shown in the graph have been reset to a base of 100 as of July 1, 2021 and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

200
150
100
50
0
July 1, 2021
January 2, 2022
January 1, 2023
December 31, 2023
December 29, 2024
December 28, 2025
Krispy Kreme, Inc.
Russell 2000
NASDAQ Composite
S&P Consumer Discretionary

	July 1, 2021	January 2, 2022	January 1, 2023	December 31, 2023	December 29, 2024	December 28, 2025
Krispy Kreme, Inc.	$100.00	$111.29	$60.71	$88.76	$57.53	$25.18
Russell 2000	100.00	96.39	75.61	87.02	96.36	108.80
NASDAQ Composite	100.00	107.73	72.07	103.37	135.80	162.46
S&P Consumer Discretionary	100.00	112.01	69.92	98.61	130.68	136.92
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our audited Consolidated Financial Statements and related notes included elsewhere in this Annual Report. This section of the Annual Report generally discusses fiscal 2025 and fiscal 2024 items and year-to-year comparisons of fiscal 2025 to fiscal 2024. Discussions of fiscal 2023 items and year-to-year comparisons of fiscal 2024 and fiscal 2023 are not included in this Annual Report and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended December 29, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. For more information, see the section of this Annual Report titled “Cautionary Note Regarding Forward-Looking Statements.”
Overview
We operate and report financial information on a 52 or 53-week fiscal year ending on the Sunday closest to December 31. Fiscal 2025 reflects our results of operations for the 52-week period ended December 28, 2025. Fiscal 2024 reflects our results of operations for the 52-week period ended December 29, 2024.
We conduct our business through the following three reported segments:
•U.S.: Includes all Company-owned operations in the U.S., and Insomnia Cookies Bakeries globally through the date of deconsolidation (refer to Note 3, Acquisitions and Divestitures, to the audited Consolidated Financial Statements for more information);
•International: Includes all Company-owned operations in the U.K., Ireland, Australia, New Zealand, Mexico, and Canada, as well as Japan for all periods covered by this Annual Report; and
•Market Development: Includes franchise operations across the globe.
The following table presents a summary of our financial results for the periods presented:

	Fiscal Years Ended
(in thousands, except percentages)	December 28, 2025 (52 weeks)	December 29, 2024 (52 weeks)	% Change
Net Revenues (1)	$1,522,616	$1,665,397	-8.6%
Net (Loss)/Income (2)	(523,779)	3,815	nm
Net (Loss)/Income Attributable to Krispy Kreme, Inc. (2)	(515,767)	3,095	nm
Adjusted Net (Loss)/Income, Diluted (3)	(17,703)	19,170	-192.3%
Adjusted EBIT (3)	34,458	90,228	-61.8%
Adjusted EBITDA (3)	140,253	193,528	-27.5%
(1)Organic revenue decline was (1.3)% in fiscal 2025. Refer to “Results of Operations” below for more information on and the calculation of organic revenue growth.
(2)“nm” as used here and within “Results of Operations” means “not meaningful.”
(3)Refer to “Key Performance Indicators and Non-GAAP Measures” below for more information as to how we define and calculate Adjusted EBITDA, Adjusted EBIT, and Adjusted Net (Loss)/Income, Diluted and for a reconciliation of Adjusted EBITDA, Adjusted EBIT, and Adjusted Net (Loss)/Income, Diluted to net (loss)/income, the most comparable measure calculated under accounting principles generally accepted in the U.S. (“GAAP”).

Significant Events and Transactions
Our Turnaround Plan
During fiscal 2025, we implemented a comprehensive turnaround plan to deleverage the balance sheet and deliver sustainable, profitable growth through a focus on the following components:
•Refranchising: Improve financial flexibility through pursuit of opportunities to refranchise certain international equity markets, and to restructure our consolidated subsidiary in the western U.S., W.K.S. Krispy Kreme, LLC, which accounts for approximately 15% of revenues in the U.S. segment as of the fourth quarter of fiscal 2025, to a minority ownership interest while adding current Company-owned shops to the joint venture. In the first quarter of 2026, we completed the previously announced transaction to sell our operations in Japan, and we have taken steps towards refranchising our business in Canada;
•Improving return on invested capital: Reduce capital intensity by using existing assets and focusing on franchise development. We reduced capital expenditures by 18.9% from $120.8 million in fiscal 2024 to $97.9 million in fiscal 2025, and we expect to continue to reduce capital investment in fiscal 2026 compared to fiscal 2025. We are also making selective, capital-light investments in geographies which currently have limited access to our products or where we have insufficient production to meet demand. This includes opening in new international franchise markets such as Uzbekistan in the fourth quarter of 2025;
•Expanding profit margins: Expand profit margins through greater operational efficiency. During fiscal 2025, we focused on making doughnuts more efficiently through optimizing production, streamlining Hub activities, and improving labor productivity. In addition, we are focused on delivering fresh doughnuts more efficiently through outsourcing U.S. logistics and improving route management and demand planning, and through optimizing production and delivery schedules to support cost-effective expansion. During the fourth quarter of fiscal 2025, we continued to outsource some of our U.S. fresh deliveries to 3PL carriers, and expect to complete the transition to 3PL carriers during fiscal 2026; and
•Driving sustainable, profitable growth: Pursue U.S. growth based upon sustainable and profitable revenue streams. During fiscal 2025, we added more than 1,100 profitable fresh delivery doors with strategic partners and strategically closed approximately 1,400 underperforming fresh delivery doors in the U.S. (excluding McDonald’s USA doors). Our Global Points of Access at the end of fiscal 2025 of 15,194 represented a decrease of 13.5% compared to fiscal 2024, primarily driven by the strategic closure of underperforming fresh delivery doors including the exit of McDonald’s USA doors in the third quarter of fiscal 2025 discussed below.

Digital, Brand, and Innovation
We continue to prioritize expanding our digital channel sales, which grew in fiscal 2025 compared to fiscal 2024. Growth in our digital channel is due to improvements in our branded digital platform as well as increasing product availability through third party digital channels, including delivery apps and our customers’ digital platforms. Innovation is also a significant driver of frequency as we create promotions and products that attract media outlets to our brand across our Global Points of Access. Additionally, we deliver new product experiences that align with seasonal and trending consumer and societal interests and create positive connections through simple, frequent, brand-focused offerings that encourage shared experiences. During the fourth quarter of fiscal 2025 we delivered the joy that is Krispy Kreme through powerful specialty doughnuts and seasonal activations including Halloween, Fall, and Christmas among many others around the world.
Termination of the Business Relationship Agreement with McDonald’s USA
On June 24, 2025, we and McDonald’s USA announced that our companies jointly decided to terminate the Business Relationship Agreement effective July 2, 2025, resulting in the reduction of approximately 2,400 fresh delivery doors in the third quarter of fiscal 2025. We worked to quickly remove costs related to the McDonald’s USA partnership which we expect to continue positively impacting profitability trends for our U.S. segment in the first half of fiscal 2026. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, to the audited Consolidated Financial Statements for further information.
2024 Cybersecurity Incident
As previously disclosed, during the fourth quarter of fiscal 2024, unauthorized activity on a portion of our information technology systems resulted in our experiencing certain operational disruptions (the “2024 Cybersecurity Incident”). We incurred losses and costs from the incident, primarily in the fourth quarter of fiscal 2024 and early in the first quarter of fiscal 2025, which were estimated to have had an approximately $15 million aggregate impact on Adjusted EBITDA in those periods (includes margin on lost revenues, as well as operational inefficiencies). Our cybersecurity insurance offset a portion of the losses and costs from the incident. We accrued for $4.8 million of business interruption insurance proceeds during the fourth quarter of fiscal 2025 (subsequently received in the first quarter of fiscal 2026), resulting in cumulative business interruption proceeds of $14.1 million. In addition, we incurred $12.9 million of remediation costs, including fees for cybersecurity experts and other advisors, and received $2.4 million of insurance proceeds for these costs. The investigation of the 2024 Cybersecurity Incident was substantially completed in the second quarter of fiscal 2025.

Tariffs and Global Trade Uncertainty
The imposition of tariffs by the U.S. on imports has heightened uncertainty in the global trade environment. These tariffs, along with retaliatory measures by other countries, may increase inflationary pressure and raise the costs of our imported commodities, including, but not limited to, vegetable oil. Additionally, the broader implications of tariff-driven price increases could influence consumer spending habits and negatively affect our business. These factors have caused, and may continue to cause, substantial uncertainty and volatility in financial markets, and may result in further retaliatory measures. We may be unable to fully offset the impacts of these factors by adjusting the pricing of our products.
Goodwill and Other Asset Impairments
We assess goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the second quarter of fiscal 2025, we identified events and conditions that required a quantitative assessment of goodwill, as well as other long-lived fixed assets and leases. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, to the audited Consolidated Financial Statements for further information.
Revision of Financial Statements
As discussed in Note 2, Revision of Financial Statements, to the audited Consolidated Financial Statements, the Company identified and corrected an error in the classification of its redeemable noncontrolling interests. Management determined the error did not materially misstate previously issued financial statements and would be appropriate to correct in the current period.
The Company has revised previously issued financial information included in this Annual Report . The revisions do not affect the Company’s previously reported operating results, cash flows, or financial condition apart from the reclassification within the equity section of the balance sheet and the required redemption value accretion recognized in fiscal 2025.

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
Throughout this Annual Report, we utilize “Global Points of Access” as a key performance indicator. Global Points of Access reflect all locations at which fresh doughnuts can be purchased. We define Global Points of Access to include all Hot Light Theater Shops, Fresh Shops, Carts and Food Trucks, fresh delivery doors, Cookie Bakeries (through the date of the Insomnia Cookies deconsolidation in fiscal 2024), and other points at which fresh doughnuts can be purchased, at both Company-owned and franchise locations as of the end of the respective reporting period. We monitor Global Points of Access as a metric that informs the growth of our omni-channel presence over time and believe this metric is useful to investors to understand our footprint in each of our segments and by asset type.
The following table presents our Global Points of Access, by segment and type, as of the end of fiscal 2025, fiscal 2024, and fiscal 2023:

	Global Points of Access
	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
U.S.:
Hot Light Theater Shops	235	237	229
Fresh Shops	68	70	70
Cookie Bakeries (1)	—	—	267
Fresh Delivery Doors (2)	7,160	9,644	6,808
Total	7,463	9,951	7,374
International:
Hot Light Theater Shops	52	49	44
Fresh Shops	527	519	483
Carts, Food Trucks, and Other (3)	18	17	16
Fresh Delivery Doors	4,225	4,583	3,977
Total	4,822	5,168	4,520
Market Development:
Hot Light Theater Shops	113	108	116
Fresh Shops	1,130	1,095	968
Carts, Food Trucks, and Other (3)	29	30	30
Fresh Delivery Doors	1,637	1,205	1,139
Total	2,909	2,438	2,253
Total Global Points of Access (as defined)	15,194	17,557	14,147
Total Hot Light Theater Shops	400	394	389
Total Fresh Shops	1,725	1,684	1,521
Total Cookie Bakeries (1)	—	—	267
Total Shops	2,125	2,078	2,177
Total Carts, Food Trucks, and Other	47	47	46
Total Fresh Delivery Doors	13,022	15,432	11,924
Total Global Points of Access (as defined)	15,194	17,557	14,147
(1)Reflects the deconsolidation of Insomnia Cookies during fiscal 2024.
(2)Includes approximately 1,900 McDonald’s USA doors as of December 29, 2024, which were exited in the third quarter of fiscal 2025 due to termination of the Business Relationship Agreement with McDonald’s USA.
(3)Carts and Food Trucks are non-producing, mobile (typically on wheels) facilities without walls or a door where product is received from a Hot Light Theater Shop or Doughnut Factory. Other includes a vending machine. Points of Access in this category are primarily found in international locations in airports and train stations.

During fiscal 2025, we added a net 47 Krispy Kreme branded Doughnut Shops globally, in countries such as Brazil, Canada, and France, among many others. The decrease to the total Global Points of Access in fiscal 2025 compared to the end of fiscal 2024 primarily relates to the strategic closure of underperforming fresh delivery doors including the exit of fresh delivery doors related to termination of the Business Relationship Agreement with McDonald’s USA.
We also utilize “Hubs” as a key performance indicator. We have an omni-channel strategy to reach more consumers where they are and drive sustainable, profitable growth, and this strategy is supported by a capital-efficient Hub and Spoke distribution model that provides a route to market and powers profitability. Our Hot Light Theater Shops and Doughnut Factories serve as centralized production facilities (“Hubs”). From these Hubs, we deliver doughnuts to our Fresh Shops, Carts and Food Trucks, and fresh delivery doors (“Spokes”) primarily through an integrated network of Company-operated delivery routes, designed to ensure quality and freshness. Throughout fiscal 2025, we continued to outsource some of our U.S. deliveries to 3PL carriers, and expect to complete the transition to 3PL carriers during fiscal 2026. Specific to the U.S. segment, certain legacy Hubs have not historically had Spokes. Many Hubs in the U.S. segment are being converted to add Spokes while certain legacy Hubs do not currently have the ability or need to add Spokes.
The following table presents our Hubs, by segment and type, as of the end of fiscal 2025, fiscal 2024, and fiscal 2023, respectively:

	Hubs
	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
U.S.:
Hot Light Theater Shops (1)	223	232	220
Doughnut Factories	6	6	4
Total	229	238	224
Hubs with Spokes	159	158	149
Hubs without Spokes	70	80	75
International:
Hot Light Theater Shops (1)	43	40	36
Doughnut Factories	14	14	14
Total	57	54	50
Hubs with Spokes	57	54	50
Market Development:
Hot Light Theater Shops (1)	111	106	112
Doughnut Factories	26	27	23
Total	137	133	135
Total Hubs	423	425	409
(1)Includes only Hot Light Theater Shops and excludes Mini Theaters. A Mini Theater is a Spoke location that produces some doughnuts for itself and also receives doughnuts from another producing location.

Non-GAAP and Operating Measures
We report our financial results in accordance with GAAP; however, management evaluates our results of operations using, among other measures, organic revenue (decline)/growth, Sales per Hub, Systemwide Sales, adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), Adjusted EBIT, Adjusted Net (Loss)/Income, Diluted, and Adjusted EPS as we believe these non-GAAP and operating measures are useful in evaluating our operating performance. Management believes these measures are important indicators of operations because they exclude items that may not be indicative of our core operating results and provide a better baseline for analyzing trends in our underlying business, and they are consistent with how business performance is planned, reported and assessed internally by management and the Company’s Board of Directors.
Non-GAAP financial measures are not standardized and it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names, limiting their usefulness as comparative measures. Other companies may calculate similarly titled financial measures differently than we do or may not calculate them at all. Additionally, these non-GAAP financial measures are not measurements of financial performance under GAAP or a substitute for results reported under GAAP. In order to facilitate a clear understanding of our consolidated historical operating results, we urge you to review our non-GAAP financial measures in conjunction with our historical audited Consolidated Financial Statements and notes thereto included in this Annual Report and not to rely on any single financial measure.
Organic Revenue (Decline)/Growth
Organic revenue (decline)/growth measures our revenue growth trends excluding the impact of acquisitions, divestitures, and foreign currency, and we believe it is useful for investors to understand the expansion of our global footprint through internal efforts. We define “organic revenue (decline)/growth” as the (decline)/growth in revenues, excluding (i) the impact of revenues of acquired shops owned by us for less than 12 months following their acquisition, (ii) the impact of foreign currency exchange rate changes, (iii) the impact of shop closures related to restructuring programs, (iv) the impact of the divestiture of a controlling interest in Insomnia Cookies, (v) the impact of the divestiture of shops through refranchising, and (vi) the impact of revenues generated during the 53rd week for those fiscal years that have a 53rd week based on our fiscal calendar defined in the “Overview” section. See “Results of Operations” for our organic (decline)/growth calculations for the periods presented.
Adjusted EBITDA, Adjusted EBIT, Adjusted Net (Loss)/Income, Diluted, and Adjusted EPS
We define “Adjusted EBITDA” as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for share-based compensation, certain strategic initiatives, acquisition and integration expenses, and certain other non-recurring, infrequent or non-core income and expense items. Adjusted EBITDA, both on a consolidated and at the segment level, is a principal metric that management uses to monitor and evaluate operating performance and provides a consistent benchmark for comparison across reporting periods. “Adjusted EBITDA margin” reflects Adjusted EBITDA as a percentage of net revenues.
We define “Adjusted EBIT” as earnings before interest expense, net and income tax expense, with further adjustments for share-based compensation, certain strategic initiatives, acquisition and integration expenses, amortization of acquisition-related intangibles, and certain other non-recurring, infrequent or non-core income and expense items. Adjusted EBIT is a metric complementary to Adjusted EBITDA that takes into account depreciation expense and amortization of right of use assets, allowing management to have a view of performance when including amortized costs from capital investments and lease obligations.
We define “Adjusted Net (Loss)/Income, Diluted” as net (loss)/income attributable to common shareholders, adjusted for interest expense, share-based compensation, certain strategic initiatives, acquisition and integration expenses, amortization of acquisition-related intangibles, the tax impact of adjustments, and certain other non-recurring, infrequent or non-core income and expense items. “Adjusted EPS” is Adjusted Net (Loss)/Income, Diluted converted to a per share amount.
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

The following tables present a reconciliation of net (loss)/income to Adjusted EBIT and Adjusted EBITDA, and net (loss)/income to Adjusted Net (Loss)/Income, Diluted and Adjusted EPS for the fiscal years presented:

	Fiscal Years Ended
(in thousands)	December 28, 2025	December 29, 2024	December 31, 2023
Net (loss)/income	$(523,779)	$3,815	$(36,647)
Interest expense, net	65,795	60,066	50,341
Income tax (benefit)/expense	(20,820)	15,954	(4,347)
Share-based compensation	12,865	35,149	24,196
Employer payroll taxes related to share-based compensation	307	358	395
Loss/(gain) on divestiture of Insomnia Cookies	11,501	(90,455)	—
Goodwill impairment	355,958	—	—
Other non-operating (income)/expense, net (1)	(1,967)	1,885	3,798
Strategic initiatives (2)	39,847	19,993	29,057
Acquisition and integration expenses (3)	(111)	3,282	511
New market penetration expenses (4)	560	1,407	1,380
Shop closure expenses, net (5)	56,394	4,861	17,335
Restructuring and severance expenses (6)	6,396	7,561	5,050
Gain on remeasurement of equity method investment (7)	—	(5,579)	—
Gain on sale-leaseback	(6,749)	(1,569)	(9,646)
Gain on refranchising (8)	(1,358)	—	—
Other (9)	8,340	3,203	4,307
Amortization of acquisition related intangibles (10)	31,279	30,297	29,373
Consolidated Adjusted EBIT	$34,458	$90,228	$115,103
Depreciation expense and amortization of right of use assets	105,795	103,300	96,521
Consolidated Adjusted EBITDA	$140,253	$193,528	$211,624

	Fiscal Years Ended
(in thousands, except per share amounts)	December 28, 2025	December 29, 2024	December 31, 2023
Net (loss)/income	$(523,779)	$3,815	$(36,647)
Share-based compensation	12,865	35,149	24,196
Employer payroll taxes related to share-based compensation	307	358	395
Loss/(gain) on divestiture of Insomnia Cookies	11,501	(90,455)	—
Goodwill impairment	355,958	—	—
Other non-operating (income)/expense, net (1)	(1,967)	1,885	3,798
Strategic initiatives (2)	39,847	19,993	29,057
Acquisition and integration expenses (3)	(111)	3,282	511
New market penetration expenses (4)	560	1,407	1,380
Shop closure expenses, net (5)	56,394	4,861	17,335
Restructuring and severance expenses (6)	6,396	7,561	5,050
Gain on remeasurement of equity method investment (7)	—	(5,579)	—
Gain on sale-leaseback	(6,749)	(1,569)	(9,646)
Gain on refranchising (8)	(1,358)	—	—
Other (9)	8,340	3,203	4,307
Amortization of acquisition related intangibles (10)	31,279	30,297	29,373
Loss on extinguishment of 2019 Facility (11)	—	—	472
Tax impact of adjustments (12)	(20,958)	9,690	(20,729)
Tax specific adjustments (13)	5,770	(3,988)	(1,364)
Net loss/(income) attributable to noncontrolling interest	8,012	(720)	(1,278)
Adjusted net (loss)/income attributable to common shareholders - Basic	$(17,693)	$19,190	$46,210
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(10)	(20)	(28)
Adjusted net (loss)/income attributable to common shareholders - Diluted	$(17,703)	$19,170	$46,182
Basic weighted average common shares outstanding	170,923	169,341	168,289
Dilutive effect of outstanding common stock options, RSUs, and PSUs	—	2,159	2,204
Diluted weighted average common shares outstanding	170,923	171,500	170,493
Adjusted net (loss)/income per share attributable to common shareholders:
Basic	$(0.10)	$0.11	$0.27
Diluted	$(0.10)	$0.11	$0.27
(1)Primarily foreign translation gains and losses in each period, as well as equity method income from Insomnia Cookies following the divestiture of a controlling interest during fiscal 2024 until the sale of our remaining interest in the second quarter of fiscal 2025. Refer to Note 3, Acquisitions and Divestitures, to the audited Consolidated Financial Statements for more information.
(2)Fiscal 2025 consists primarily of $33.6 million in costs associated with the U.S. national expansion (including McDonald’s USA), including exit costs associated with the termination of the Business Relationship Agreement with McDonald’s USA, and $2.8 million in costs for the evaluation of potential opportunities to refranchise certain equity markets. Fiscal 2024 consists primarily of $8.2 million in costs associated with the divestiture of the Insomnia Cookies business, $7.3 million in costs preparing for the U.S. national expansion (including McDonald’s USA), and $4.0 million in costs associated with global transformation. Fiscal 2023 consists primarily of costs associated with global transformation of $5.9 million and U.S. initiatives such as the decision to exit the Branded Sweet Treats business, including property, plant and equipment impairments, inventory write-offs, employee severance, and other related costs of $17.8 million.
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
(6)Fiscal 2025 consists primarily of costs associated with restructuring of the U.S. and U.K. businesses. Fiscal 2024 consists primarily of costs associated with the restructuring of the U.S. and U.K. executive teams. Fiscal 2023 consists primarily of costs associated with restructuring of the global executive team.
(7)Consists of a gain related to the remeasurement of the equity method investments in KremeWorks USA, LLC and KremeWorks Canada, L.P. to fair value immediately prior to the acquisition of the shops. Refer to Note 3, Acquisitions and Divestitures, to the audited Consolidated Financial Statements for more information.
(8)Includes gains and losses on the deconsolidation of assets and liabilities associated with the refranchising of certain Krispy Kreme shops.
(9)Fiscal 2025 and fiscal 2024 consist primarily of $7.4 million and $3.1 million, respectively, related to remediation of the 2024 Cybersecurity Incident, including fees for cybersecurity experts and other advisors, net of $2.4 million of insurance proceeds received in fiscal 2025 relating to these costs. Fiscal 2023 consists primarily of legal and other regulatory expenses incurred outside the ordinary course of business.
(10)Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the Consolidated Statements of Operations.
(11)Includes interest expenses related to unamortized debt issuance costs from our prior credit agreement (the “2019 Facility”) associated with extinguished lenders as a result of the March 2023 debt refinancing.
(12)Tax impact of adjustments calculated by applying the applicable statutory rates. The Company’s adjusted effective tax rate is 17.9%, 34.0%, and 27.2%, for each of fiscal 2025, fiscal 2024, and fiscal 2023, respectively. Fiscal 2025 and fiscal 2024 also include the impact of disallowed executive compensation expense.
(13)Fiscal 2025 consists of the recording of valuation allowances of $4.9 million associated with tax attributes primarily attributable to incremental costs removed from the calculation of Adjusted Net (Loss)/Income, a discrete tax benefit unrelated to ongoing operations of $1.0 million, and the effect of various tax law changes on existing temporary differences of $0.2 million. Fiscal 2024 consists of the recognition of previously unrecognized tax benefits unrelated to ongoing operations of $0.3 million, a discrete tax benefit unrelated to ongoing operations of $0.5 million, the release of valuation allowances associated with the divestiture of Insomnia Cookies of $2.9 million, and the effect of various tax law changes on existing temporary differences of $0.3 million. Fiscal 2023 consists of the recognition of a previously unrecognized tax benefit unrelated to ongoing operations of $2.3 million, the effect of tax law changes on existing temporary differences $0.1 million, and a discrete tax benefit unrelated to ongoing operations of $1.0 million.
Sales Per Hub
In order to measure the effectiveness of our Hub and Spoke model, we use “Sales per Hub” on a trailing four-quarter basis, which includes all revenue generated from a Hub and its associated Spokes. Sales per Hub equals Fresh Revenues from Hubs with Spokes, divided by the average number of Hubs with Spokes for the period. Fresh Revenues include product sales generated from our Doughnut Shops (including digital channels), as well as fresh delivery sales, but excluding all Insomnia Cookies revenues as the measure is focused on the Krispy Kreme doughnut business. The average number of Hubs with Spokes for a period is calculated as the average of the number of Hubs with Spokes at the end of the five most recent quarters. The Sales per Hub performance measure allows us and investors to measure our effectiveness at leveraging the Hubs in the Hub and Spoke model to distribute product and generate cost efficiencies and profitability.

Sales per Hub was as follows for each of the periods below:

	Fiscal Years Ended
(in thousands, unless otherwise stated)	December 28, 2025 (52 weeks)	December 29, 2024 (52 weeks)	December 31, 2023 (52 weeks)
U.S.:
Revenues	$913,050	$1,058,736	$1,104,944
Non-Fresh Revenues (1)	(2,454)	(3,161)	(9,416)
Fresh Revenues from Insomnia Cookies and Hubs without Spokes (2)	(154,151)	(307,665)	(399,061)
Fresh Revenues from Hubs with Spokes	756,445	747,910	696,467
Sales per Hub (millions)	4.7	4.9	4.9

International:
Fresh Revenues from Hubs with Spokes (3)	$535,088	$519,102	$489,631
Sales per Hub (millions) (4)	9.7	9.9	9.7
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
In our International segment, where the Hub and Spoke model originated, Sales per Hub was $9.7 million, down from the $9.9 million generated in fiscal 2024 and consistent with the $9.7 million generated in fiscal 2023. The International segment illustrates the benefits of leveraging our Hub and Spoke model as the most efficient way to grow the business, as shown by the largely consistent Sales per Hub and higher Adjusted EBITDA margins despite elevated commodity costs and macroeconomic conditions. In the U.S. segment, we had Sales per Hub of $4.7 million, down from the $4.9 million in fiscal 2024 and fiscal 2023. In the U.S., we continue our efforts to increase the number of quality Spokes served by our Hubs. During fiscal 2025, we identified and exited underperforming Spokes in line with our efforts to optimize the segment. We expect to increase the number of quality Spokes through growth with fresh delivery customers across the U.S. coupled with a continued focus on identifying and addressing underperforming fresh delivery doors.
Systemwide Sales
We also utilize “Systemwide Sales” as a key performance indicator. Systemwide Sales reflects global sales of all Krispy Kreme products, whether operated by the Company or franchisees, excluding mix, equipment, and royalty revenue. Sales from franchisees are reported to the Company by such franchisees and are not included in Company revenues. The Company believes Systemwide Sales information is important because it is indicative of the health of the Company’s brand and aids in understanding the Company’s financial performance.
In fiscal 2025, we generated Systemwide Sales of $1.96 billion.

Results of Operations
The following comparisons are historical results and are not indicative of future results which could differ materially from the historical financial information presented.
Fiscal Year ended December 28, 2025 compared to the Fiscal Year ended December 29, 2024
The following table presents our audited consolidated results of operations for fiscal 2025 and fiscal 2024:

	Fiscal Years Ended
	December 28, 2025 (52 weeks)		December 29, 2024 (52 weeks)		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$1,486,120	97.6%	$1,627,778	97.7%	$(141,658)	-8.7%
Royalties and other revenues	36,496	2.4%	37,619	2.3%	(1,123)	-3.0%
Total net revenues	1,522,616	100.0%	1,665,397	100.0%	(142,781)	-8.6%
Product and distribution costs	372,567	24.5%	409,177	24.6%	(36,610)	-8.9%
Operating expenses	799,024	52.5%	809,916	48.6%	(10,892)	-1.3%
Selling, general and administrative expense	226,270	14.9%	274,303	16.5%	(48,033)	-17.5%
Marketing expenses	45,073	3.0%	47,695	2.9%	(2,622)	-5.5%
Pre-opening costs	3,576	0.2%	3,411	0.2%	165	4.8%
Goodwill and other asset impairments	432,422	28.4%	4,464	0.3%	427,958	nm
Other income, net	(24,120)	-1.6%	(8,431)	-0.5%	(15,689)	186.1%
Depreciation and amortization expense	137,074	9.0%	133,597	8.0%	3,477	2.6%
Operating loss	(469,270)	-30.8%	(8,735)	-0.5%	(460,535)	nm
Interest expense, net	65,795	4.3%	60,066	3.6%	5,729	9.5%
Loss/(gain) on divestiture of Insomnia Cookies	11,501	0.8%	(90,455)	-5.4%	101,956	-100.0%
Other non-operating (income)/expense, net	(1,967)	-0.1%	1,885	0.1%	(3,852)	-204.4%
(Loss)/income before income taxes	(544,599)	-35.8%	19,769	1.2%	(564,368)	nm
Income tax (benefit)/expense	(20,820)	-1.4%	15,954	1.0%	(36,774)	-230.5%
Net (loss)/income	(523,779)	-34.4%	3,815	0.2%	(527,594)	nm
Net (loss)/income attributable to noncontrolling interest	(8,012)	-0.5%	720	—%	(8,732)	nm
Net (loss)/income attributable to Krispy Kreme, Inc.	$(515,767)	-33.9%	$3,095	0.2%	$(518,862)	nm

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the periods indicated:

(in thousands, except percentages)	U.S.	International	Market Development	Total Company
Total net revenues in fiscal 2025 (52 weeks)	$913,050	$535,088	$74,478	$1,522,616
Total net revenues in fiscal 2024 (52 weeks)	1,058,736	519,102	87,559	1,665,397
Total Net Revenues (Decline)/Growth	(145,686)	15,986	(13,081)	(142,781)
Total Net Revenues (Decline)/Growth %	-13.8%	3.1%	-14.9%	-8.6%
Less: Impact of Insomnia Cookies divestiture	(138,522)	—	—	(138,522)
Less: Impact of refranchising	(1,533)	—	445	(1,088)
Adjusted net revenues in fiscal 2024	918,681	519,102	88,004	1,525,787
Adjusted net revenue (decline)/growth	(5,631)	15,986	(13,526)	(3,171)
Impact of acquisitions	(26,334)	(3,102)	8,536	(20,900)
Impact of foreign currency translation	—	4,050	—	4,050
Organic Revenue (Decline)/Growth	$(31,965)	$16,934	$(4,990)	$(20,021)
Organic Revenue (Decline)/Growth %	-3.5%	3.3%	-5.7%	-1.3%
Total net revenue declined $142.8 million, or 8.6%, primarily impacted by the $138.5 million reduction associated with the divestiture of a controlling interest in Insomnia Cookies in the third quarter of fiscal 2024. Organic revenue declined by $20.0 million, or 1.3%, primarily driven by lower Doughnut Shop transaction volume impacted by consumer softness in a challenging macroeconomic environment and by Global Points of Access decline of 2,363, or 13.5%, impacted by the strategic closure of underperforming fresh delivery doors, including those associated with the termination of the Business Relationship Agreement with McDonald’s USA. The organic revenue decline was partially offset by increased pricing of approximately 2% (primarily driven by our planned reduced discounting).
Our U.S. segment net revenue declined $145.7 million, or 13.8%, from fiscal 2024 to fiscal 2025, primarily due to the $138.5 million reduction associated with the divestiture of a controlling interest in Insomnia Cookies in the third quarter of fiscal 2024. U.S. organic revenue declined $32.0 million, or 3.5%, from fiscal 2024 to fiscal 2025, primarily driven by lower Doughnut Shop transaction volume impacted by consumer softness in a challenging macroeconomic environment. The organic revenue decline was also driven by Points of Access decline of 2,488, or 25.0%, impacted by the strategic closure of underperforming fresh delivery doors, including those associated with the termination of the Business Relationship Agreement with McDonald’s USA. The organic revenue decline was partially offset by increased pricing of approximately 2% (primarily driven by our planned reduced discounting).
Our International segment net revenue grew $16.0 million, or 3.1%, from fiscal 2024 to fiscal 2025, in spite of foreign currency translation impacts of $4.0 million. International organic revenue grew $16.9 million or 3.3%, from fiscal 2024 to fiscal 2025, driven primarily by growth in Canada, Japan, and Mexico. The organic revenue growth was partially offset by lower transaction volume in the U.K.
Our Market Development segment net revenue declined $13.1 million, or 14.9%, from fiscal 2024 to fiscal 2025, due to the impact of franchise acquisitions in fiscal 2024 (the results of acquired franchise businesses are reported within the Market Development segment prior to the respective dates of acquisition, and are reported within the U.S. or International segments, as applicable, following the respective dates of acquisition). Market Development organic revenue declined $5.0 million, or 5.7%, from fiscal 2024 to fiscal 2025, as expansion of our international franchise business in new markets such as Brazil and Spain was more than offset by timing of shipments of equipment to franchisees.
Product and distribution costs (exclusive of depreciation and amortization): Product and distribution costs decreased $36.6 million, or 8.9%, from fiscal 2024 to fiscal 2025, driven mainly by a $31.0 million impact from the divestiture of a controlling interest in Insomnia Cookies. Product and distribution costs as a percentage of revenue remained largely consistent at 24.6% in fiscal 2024 and 24.5% in fiscal 2025.

Operating expenses: Operating expenses decreased $10.9 million, or 1.3%, from fiscal 2024 to fiscal 2025, driven mainly by a $66.4 million decrease resulting from the divestiture of a controlling interest in Insomnia Cookies that was partially offset by an increase of $55.5 million in operating expenses for the global Krispy Kreme brand primarily due to higher shop and delivery labor expenses, including logistics costs. Operating expenses as a percentage of revenue increased 390 basis points, from 48.6% in fiscal 2024 to 52.5% in fiscal 2025, primarily due to the impact of lower transaction volumes on operating leverage, operating costs associated with our now-ended McDonald’s USA partnership, and an estimated $5 million related to the 2024 Cybersecurity Incident, primarily related to operational inefficiencies.
Selling, general and administrative expense: Selling, general and administrative (“SG&A”) expenses decreased $48.0 million, or 17.5%, from fiscal 2024 to fiscal 2025, driven mainly by a $23.8 million impact from the divestiture of a controlling interest in Insomnia Cookies. As a percentage of revenue, SG&A decreased by 160 basis points, from 16.5% in fiscal 2024 to 14.9% in fiscal 2025, primarily driven by lower employee costs and share-based compensation expenses related to restructuring initiatives.
Goodwill and other asset impairments: For discussion of the $432.4 million non-cash goodwill and other asset impairments in fiscal 2025, refer to Note 1, Description of Business and Summary of Significant Accounting Policies, to the audited Consolidated Financial Statements.
Other income, net: Other income, net of $24.1 million in fiscal 2025 was primarily related to $16.5 million of cyber insurance proceeds related to the 2024 Cybersecurity Incident, which includes $14.1 million of business interruption insurance recoveries. Additionally, there were $6.7 million of gains on sale-leaseback transactions described in Note 10, Leases, to the audited Consolidated Financial Statements. Other income, net of $8.4 million in fiscal 2024 was primarily driven by a gain of $5.6 million related to the remeasurement of equity method investments to fair value immediately prior to the acquisition of Krispy Kreme shops referenced in Note 3, Acquisitions and Divestitures, to the audited Consolidated Financial Statements.
Depreciation and amortization expense: Depreciation and amortization expense increased $3.5 million, or 2.6%, from fiscal 2024 to fiscal 2025. As a percentage of revenue, depreciation and amortization expense increased 100 basis points, from 8.0% in fiscal 2024 to 9.0% in fiscal 2025, primarily driven by higher finance lease amortization expense and increased depreciation associated with capital assets placed into service to support our U.S. national expansion, including the McDonald’s USA rollout. We recorded long-lived asset and lease impairment charges during the second quarter of fiscal 2025, a portion of which related to assets supporting the U.S. national expansion, including the McDonald’s USA rollout, which we expect to impact the future rate of depreciation expense for these assets.
Interest expense, net: Interest expense, net increased $5.7 million, or 9.5%, from fiscal 2024 to fiscal 2025, primarily driven by higher finance lease interest expense and a higher average debt balance.
Loss/(gain) on divestiture of Insomnia Cookies: In the third quarter of fiscal 2024, we sold our controlling interest in Insomnia Cookies in exchange for cash proceeds. Following the transaction, we owned 34.7% of Insomnia Cookies and lost the ability to exercise control. Accordingly, we deconsolidated Insomnia Cookies and recorded a gain on divestiture of $90.5 million (gross of income taxes). In the second quarter of fiscal 2025, we sold the remainder of our ownership interest in Insomnia Cookies for cash proceeds and recognized a loss on divestiture of $11.5 million (gross of income taxes). Refer to Note 3, Acquisitions and Divestitures, to the audited Consolidated Financial Statements for further information.
Income tax (benefit)/expense: Income tax benefit was $20.8 million in fiscal 2025, while income tax expense was $16.0 million in fiscal 2024. The variance of $36.8 million from fiscal 2024 to fiscal 2025 was primarily driven by lower pre-tax results in fiscal 2025, offset by the tax effect of nondeductible goodwill impairment charges.

Results of Operations by Segment – Fiscal Year ended December 28, 2025 compared to the Fiscal Year ended December 29, 2024
The following table presents Adjusted EBIT and Adjusted EBITDA by segment for the periods indicated:

	Fiscal Years Ended		Change
(in thousands, except percentages)	December 28, 2025 (52 weeks)	December 29, 2024 (52 weeks)	$	%

U.S.
U.S. Adjusted EBIT	$16,145	$52,361	(36,216)	-69.2%
Depreciation expense and amortization of right of use assets	63,489	60,406	3,083	5.1%
U.S. Adjusted EBITDA	79,634	112,767	(33,133)	-29.4%

International
International Adjusted EBIT	50,113	59,407	(9,294)	-15.6%
Depreciation expense and amortization of right of use assets	32,958	31,309	1,649	5.3%
International Adjusted EBITDA	83,071	90,716	(7,645)	-8.4%

Market Development
Market Development Adjusted EBIT	43,949	47,750	(3,801)	-8.0%
Depreciation expense and amortization of right of use assets	143	154	(11)	-7.1%
Market Development Adjusted EBITDA	44,092	47,904	(3,812)	-8.0%

Total reportable segment Adjusted EBIT	110,207	159,518	(49,311)	-30.9%
Total reportable segment Adjusted EBITDA	206,797	251,387	(44,590)	-17.7%

Corporate
Corporate expenses within consolidated Adjusted EBIT	(75,749)	(69,290)	(6,459)	-9.3%
Depreciation expense and amortization of right of use assets	9,205	11,431	(2,226)	-19.5%
Corporate expenses within consolidated Adjusted EBITDA	(66,544)	(57,859)	(8,685)	-15.0%

Total consolidated Adjusted EBIT	$34,458	$90,228	$(55,770)	-61.8%
Total consolidated Adjusted EBITDA	$140,253	$193,528	$(53,275)	-27.5%
(1)Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBIT and Adjusted EBITDA to net (loss)/income.
U.S. segment Adjusted EBIT decreased $36.2 million, or 69.2%, and Adjusted EBITDA decreased $33.1 million, or 29.4%. Of these decreases, $15.8 million of the reduction was associated with the divestiture of a controlling interest in Insomnia Cookies in the third quarter of fiscal 2024. The Adjusted EBITDA margin decline of 200 basis points to 8.7% in fiscal 2025 compared to fiscal 2024 was primarily driven by an estimated $13 million to $15 million adverse impact associated with our now-ended McDonald’s USA partnership, lower transaction volumes impacting operating leverage, and an estimated $5 million related to the 2024 Cybersecurity Incident, primarily related to operational inefficiencies. The U.S. Adjusted EBIT and Adjusted EBITDA decreases were partially offset by $14.1 million of business interruption insurance recoveries related to the 2024 Cybersecurity Incident.
International segment Adjusted EBIT decreased $9.3 million, or 15.6%, and Adjusted EBITDA decreased $7.6 million, or 8.4%. The Adjusted EBITDA margin declined 200 basis points to 15.5% in fiscal 2025 compared to fiscal 2024, as lower transaction volume continued to impact operating leverage for the International equity markets, particularly the U.K.
Market Development segment Adjusted EBIT and Adjusted EBITDA decreased $3.8 million, or 8.0%, with Adjusted EBITDA margin expansion of 450 basis points to 59.2% in fiscal 2025 compared to fiscal 2024, driven mainly by changes in the revenue mix, including fewer shipments of lower-margin equipment to franchisees, and growth in royalties.
Corporate expenses within Adjusted EBIT increased $6.5 million, or 9.3%, and corporate expenses within Adjusted EBITDA increased $8.7 million, or 15.0%, primarily reflecting a reduction in costs allocated to the business segments following the centralization of certain overhead functions.

Capital Resources and Liquidity
Our principal sources of liquidity to date have included cash from operating activities, cash on hand, amounts available under our credit facility, commercial trade financing including our structured payables programs, and proceeds from strategic transactions such as the divestiture of Insomnia Cookies. Our primary use of liquidity is to fund the cash requirements of our business operations, including working capital needs, capital expenditures, acquisitions, and other commitments.
Our future obligations primarily consist of our debt and lease obligations, as well as commitments under ingredient and other forward purchase contracts. As of December 28, 2025, we had the following future obligations:
•An aggregate principal amount of $900.3 million outstanding under the 2023 Facility;
•An aggregate principal amount of $2.5 million outstanding under short-term, uncommitted lines of credit;
•Non-cancellable future minimum operating lease payments totaling $641.6 million;
•Non-cancellable future minimum finance lease payments totaling $92.8 million; and
•Purchase commitments under ingredient and other forward purchase contracts of $74.0 million.
Refer to Note 9, Long-Term Debt, Note 10, Leases, and Note 16, Commitments and Contingencies, to the audited Consolidated Financial Statements for further information.
We had cash and cash equivalents of $42.4 million and $29.0 million as of December 28, 2025 and December 29, 2024, respectively. We believe that our existing cash and cash equivalents and available borrowing capacity under our credit facilities will be sufficient to fund our operating and capital needs for at least the next twelve months. In fiscal 2026, we expect to use our available cash to reduce debt and to continue to position the business for sustainable growth, including investing in shop improvements, ways to better serve our consumers, and ways to increase our omni-channel presence. Total capital expenditures for fiscal 2026 are expected to be between $50.0 million and $60.0 million, as we continue to deploy the capital-efficient Hub and Spoke model globally.
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

Cash Flows
We have historically generated significant cash from operations and have substantial credit availability and capacity to fund operating and discretionary spending such as capital expenditures and debt repayments. Our requirement for working capital is not significant because our consumers pay us in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the vendors for the various inputs to such items. The following table and discussion present, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities:

	Fiscal Years Ended
(in thousands)	December 28, 2025 (52 weeks)	December 29, 2024 (52 weeks)
Net cash provided by operating activities	$33,924	$45,832
Net cash (used for)/provided by investing activities	(12,145)	19,280
Net cash used for financing activities	(7,757)	(73,949)
Operating Activities
Cash provided by operations totaled $33.9 million for fiscal 2025, a decrease of $11.9 million compared with fiscal 2024. Cash provided by operations declined primarily due to a larger operating loss in fiscal 2025 compared to fiscal 2024 and the impact of our receipt of $7.7 million in cash proceeds from the settlement of interest rate swap derivative contracts in fiscal 2024, partially offset by the intentional paydown of obligations due under our SCF programs (discussed in Note 8, Vendor Finance Programs, to the audited Consolidated Financial Statements) in fiscal 2024.
Investing Activities
Cash used for investing activities totaled $12.1 million for fiscal 2025, a fluctuation of $31.4 million compared with fiscal 2024. The cash used for investing activities in fiscal 2025 was primarily due to cash for capital expenditures. As part of our turnaround plan, we expect to reduce capital investment by leveraging existing capacity where available and focusing on franchise development. These outflows were partially offset by the divestiture of our remaining ownership interest in Insomnia Cookies for $75.0 million in aggregate cash proceeds (discussed in Note 3, Acquisitions and Divestitures, to the audited Consolidated Financial Statements) and proceeds from sale-leaseback transactions (discussed in Note 10, Leases, to the audited Consolidated Financial Statements).
The cash provided by investing activities in fiscal 2024 was primarily due to the receipt of net proceeds of $124.1 million from the divestiture of Insomnia Cookies and an additional $45.0 million from the repayment of an intercompany loan due from Insomnia Cookies. These proceeds were partially offset by our use of $31.9 million cash for the acquisition of franchised shops in fiscal 2024, discussed in Note 3, Acquisitions and Divestitures, to the audited Consolidated Financial Statements.
Financing Activities
Cash used for financing activities totaled $7.8 million for fiscal 2025, a fluctuation of $66.2 million compared with fiscal 2024, primarily driven by the pay down of long term debt balances with a portion of the net proceeds received from the divestiture of Insomnia Cookies.

Debt
Our long-term debt obligations consist of the following:

(in thousands)	December 28, 2025	December 29, 2024
2023 Facility — term loan	$742,825	$647,500
2023 Facility — revolving credit facility	157,500	172,000
Short-term lines of credit	2,514	5,000
Less: Debt issuance costs	(2,904)	(3,322)
Financing obligations	77,894	79,725
Total long-term debt	977,829	900,903
Less: Current portion of long-term debt	(65,977)	(56,356)
Long-term debt, less current portion	$911,852	$844,547
2023 Secured Credit Facility
The Company is party to a credit agreement (the “2023 Facility”) consisting of a $300.0 million senior secured revolving credit facility and a term loan with an original principal amount of $700.0 million. During the second quarter of fiscal 2025, the Company amended the 2023 Facility to, among other things, establish additional, incremental term loan commitments in an aggregate principal amount of $125.0 million. Refer to Note 9, Long-Term Debt, to the audited Consolidated Financial Statements for further information.
Under the terms of the 2023 Facility, we are subject to a requirement to maintain a leverage ratio of less than 5.00 to 1.00 as of the end of each quarterly Test Period (as defined in the 2023 Facility) through maturity in March 2028. The leverage ratio under the 2023 Facility is defined as the ratio of (a) Total Indebtedness (as defined in the 2023 Facility, which includes all debt and finance lease obligations) minus unrestricted cash and cash equivalents to (b) a defined calculation of Adjusted EBITDA (2023 Facility Adjusted EBITDA) for the most recently ended Test Period. Our leverage ratio was 4.4 to 1.00 as of the end of fiscal 2025 compared to 3.9 to 1.00 as of the end of fiscal 2024.
We were in compliance with the financial covenants related to the 2023 Facility as of December 28, 2025 and expect to remain in compliance over the next 12 months.
Short-Term Lines of Credit
We are party to two agreements with existing lenders providing for short-term, uncommitted lines of credit up to an aggregate of $25.0 million. Borrowings under these short-term lines of credit are payable to the lenders on a revolving basis for tenors up to three months and are subject to an interest rate of adjusted term SOFR plus a credit spread adjustment of 0.10% plus a margin of 1.75%. As of December 28, 2025, the Company had drawn $2.5 million under the agreements which is classified within the Current portion of long-term debt on the Consolidated Balance Sheets.

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
Self-Insurance Risks and Receivables from Insurers
We are subject to workers’ compensation, vehicle, and general liability claims and are self-insured for a significant portion of our workers’ compensation, vehicle, and general liability claims up to the amount of stop-loss insurance coverage purchased from commercial insurance carriers. We maintain accruals for the estimated cost of claims, without regard to the effects of stop-loss coverage, using actuarial methods which evaluate known open and incurred but not reported claims and consider historical loss development experience. In addition, we record receivables from the insurance carriers for claims amounts estimated to be recovered under the stop-loss insurance policies when these amounts are estimable and probable of collection. We estimate such stop-loss receivables using the same actuarial methods used to establish the related claims accruals and taking into account the amount of risk transferred to the carriers under the stop-loss policies. The stop-loss policies provide coverage for claims in excess of retained self-insurance risks, which are determined on a claim-by-claim basis. As of December 28, 2025 and December 29, 2024, we had $31.2 million and $34.8 million, respectively, reserved for such programs. Inclusive of the receivables from the stop-loss insurance policies, the Company’s limited liability balance was $22.6 million and $18.7 million as of December 28, 2025 and December 29, 2024, respectively.
Our estimated liability is not discounted and is based on a number of assumptions and factors. The critical assumptions used in determining these related expenses and obligations are future cost projections of claims, which include healthcare cost projections. These critical assumptions are calculated based on historical Company data and experience, as well as appropriate market indicators including inflation, societal attitudes toward legal action, and changes in law. The assumptions are evaluated at least semiannually by us in conjunction with outside actuaries and are closely monitored and adjusted when warranted by changing circumstances. If a greater amount of claims are reported, or if the nature of the claims, including medical costs, results in increased exposure beyond our expectations, our liabilities may not be sufficient, and we could recognize additional expense.
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
In the quarter ended June 29, 2025, management identified impairment indicators that required a quantitative assessment of goodwill outside of management’s routine annual assessment. These indicators included that during the two quarters ended June 29, 2025, the Company experienced a decline in its stock price and market capitalization, which became significant and sustained during the quarter ended June 29, 2025. In addition, the Company’s operating results for the quarter were below previous forecasts. Lastly, the Company updated its forecasts for the full year following termination of the Business Relationship Agreement with McDonald’s USA during the quarter, and the updated forecasts were below previous forecasts. After completing the quantitative impairment test, management concluded that the estimated fair values of the U.S., Krispy Kreme Holding U.K. Ltd. (“KK U.K.”), and Krispy Kreme Holdings Pty Ltd. (“KK Australia”) reporting units had declined below their carrying values, and management recognized a cumulative, non-cash, partial goodwill impairment charge of $356.0 million (gross of income taxes) in the second quarter of fiscal 2025. As of September 29, 2025, we performed a quantitative impairment assessment for all of our reporting units. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, no additional impairment was recorded.
For the fiscal years 2024 and 2023, there were no goodwill impairment charges. We believe the fair value of each of our reporting units is in excess of its carrying value, and absent a sustained multi-year global decline in our business in key markets such as the U.S., we do not anticipate incurring significant goodwill impairment in the next 12 months.
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
Impairment charges related to the Company’s long-lived fixed assets were $39.4 million, $4.6 million, and $18.1 million for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively. For the fiscal years ended December 28, 2025 and December 31, 2023 the Company recorded lease impairment and termination costs of $37.0 million and $6.6 million, respectively. For the fiscal year ended December 29, 2024 the Company recorded a net gain on lease termination of $0.1 million.
New Accounting Pronouncements
Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, to the audited Consolidated Financial Statements for a detailed description of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Effects of Changing Prices
We are exposed to the effects of commodity price fluctuations in the cost of ingredients of our products, of which flour, sugar and shortening are the most significant. These costs are subject to fluctuations due to a number of factors, including, but not limited to, market conditions, economic and geopolitical uncertainty, demand for raw materials, weather, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), armed hostilities, and other factors beyond our control. Throughout fiscal 2025, we continued to experience headwinds from commodity inflation globally. We have undertaken efforts to effectively manage inflationary cost increases through rapid inventory turnover and reduced inventory waste, and increased focus on resiliency of our supply chains. Additionally, from time to time we may enter into forward contracts for supply through our vendors for raw materials which are ingredients of our products or which are components of such ingredients, including wheat, sugar, and vegetable oil.
We are also exposed to the effects of commodity price fluctuations in the cost of gasoline used by our delivery vehicles. To mitigate the risk of fluctuations in the price of our fuel purchases, we may directly purchase commodity futures contracts.
Interest Rate Risk
We are exposed to changes in interest rates on any borrowings under our debt facilities, which bear interest based on the one-month SOFR (with a floor of zero). Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in SOFR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps on $550.0 million notional of our $902.8 million of outstanding debt under the 2023 Facility and short-term lines of credit as of December 28, 2025, which we account for as cash flow hedges. The interest rate swap agreements are scheduled to mature in March 2028. Based on the $352.8 million of unhedged debt outstanding as of December 28, 2025, a 100 basis point increase or decrease in the one-month SOFR would result in a $3.5 million increase or decrease, respectively, in interest expense for a 12-month period, based on the daily average of the one-month SOFR for the fiscal year ended December 28, 2025.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk on the operations of our subsidiaries that have functional currencies other than the U.S. dollar, whose revenues accounted for approximately 35% of our total net revenues through the fiscal year ended December 28, 2025. A substantial majority of these revenues, or $535.1 million through the fiscal year ended December 28, 2025, were attributable to subsidiaries whose functional currencies are the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen. A 10% increase or decrease in the average exchange rate of these currencies against the U.S. dollar would have resulted in a decrease or increase, respectively, of $53.5 million in our total net revenues through the fiscal year ended December 28, 2025.
From time to time, we engage in foreign currency exchange and credit transactions with our non-U.S. subsidiaries, which we typically hedge. To date, the impact of such transactions, including the cost of hedging, has not been material. We do not engage in foreign currency or hedging transactions for speculative purposes.

Item 8. Financial Statements and Supplementary Data
Krispy Kreme, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Krispy Kreme, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Krispy Kreme, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 28, 2025 and December 29, 2024, the related consolidated statements of operations, comprehensive (loss)/ income, changes in shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 28, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 28, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 6, 2026 expressed an unqualified opinion.
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
Critical audit matters
The critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.
Goodwill impairment assessment
As described further in Notes 1 and 6 to the consolidated financial statements, goodwill is evaluated for impairment annually at the beginning of the fourth quarter or more frequently when impairment indicators are present. Management estimates the fair value of each reporting unit using a discounted cash flow method, a form of the income approach, as well as a market approach. The determination of the fair value of a reporting unit requires management to make significant assumptions regarding future growth rates, terminal values and discount rates. If the carrying value of the reporting unit exceeds its fair value, the Company recognizes an impairment charge for the difference up to the carrying value of the allocated goodwill. If the fair value of the reporting unit exceeds its carrying value, additional impairment analysis is not required. In the second quarter of the year ended December 28, 2025, the Company recorded goodwill impairment in the U.S. Fresh (“US”) Krispy Kreme Holding U.K. Ltd.

(“KK U.K.”), and Krispy Kreme Holdings Pty Ltd. (“KK Australia”) reporting units of $274 million, $67 million, and $15 million respectively. The Company has $712 million of goodwill as of December 28, 2025, of which $93 million relates to the KK U.K. reporting unit. We identified the goodwill impairment assessment of the US, KK U.K., and KK Australia”) reporting units in the second quarter of the year ended December 28, 2025 and the annual goodwill impairment assessment of the KK U.K. reporting unit as of the annual impairment assessment date of October 1, 2025 as a critical audit matter.
The principal consideration for our determination that the goodwill impairment assessment of the U.S., KK U.K., and KK Australia reporting units in the second quarter of the year ended June 29, 2025 and the goodwill impairment assessment of KK U.K. in the fourth quarter of the year ended December 28, 2025 is a critical audit matter is the high degree of auditor judgment necessary in evaluating key assumptions made by management in the valuation models used to determine the fair value of the reporting units. Specifically, changes to the key assumptions, including projected revenues and expenses and the discount rates, could have significant effect on the Company’s assessment of the fair value of the reporting units and the amount of any goodwill impairment charge. Auditing these assumptions required subjective auditor judgment due to the estimation uncertainty.
Our audit procedures related to the goodwill impairment assessment of the U.S., KK U.K., and KK Australia reporting units in the quarter ended June 29, 2025 and the goodwill impairment assessment of the KK U.K. reporting unit in the quarter ended December 28, 2025 included the following, among others.
•We evaluated the reasonableness of projected revenue and expenses by comparing them to the historical results of the reporting units and assessing the impacts of internal and/or external economic factors,
•We assessed the impact of internal initiatives by evaluating management’s intent and ability to carry out planned courses of action,
•We evaluated the consistency of the assumptions used with evidence obtained in other areas of the audit.
•We evaluated the reasonableness of the discount rate utilized in the discounted cash flow model with the assistance of our internal valuation specialists.

/s/GRANT THORNTON LLP
We have served as the Company’s auditor since 2017.
Denver, Colorado
March 6, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Krispy Kreme, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Krispy Kreme, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 28, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 28, 2025, and our report dated March 6, 2026 expressed an unqualified opinion on those financial statements.
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
/s/GRANT THORNTON LLP
Denver, Colorado
March 6, 2026

Krispy Kreme, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Fiscal Years Ended
	December 28, 2025 (52 weeks)	December 29, 2024 (52 weeks)	December 31, 2023 (52 weeks)
Net revenues
Product sales	$1,486,120	$1,627,778	$1,651,166
Royalties and other revenues	36,496	37,619	34,938
Total net revenues	1,522,616	1,665,397	1,686,104
Product and distribution costs	372,567	409,177	443,243
Operating expenses	799,024	809,916	776,589
Selling, general and administrative expense	226,270	274,303	266,863
Marketing expenses	45,073	47,695	45,872
Goodwill and other asset impairments	432,422	4,464	24,909
Pre-opening costs	3,576	3,411	4,120
Other income, net	(24,120)	(8,431)	(14,531)
Depreciation and amortization expense	137,074	133,597	125,894
Operating (loss)/income	(469,270)	(8,735)	13,145
Interest expense, net	65,795	60,066	50,341
Loss/(gain) on divestiture of Insomnia Cookies	11,501	(90,455)	—
Other non-operating (income)/expense, net	(1,967)	1,885	3,798
(Loss)/income before income taxes	(544,599)	19,769	(40,994)
Income tax (benefit)/expense	(20,820)	15,954	(4,347)
Net (loss)/income	(523,779)	3,815	(36,647)
Net (loss)/income attributable to noncontrolling interest	(8,012)	720	1,278
Net (loss)/income attributable to Krispy Kreme, Inc.	$(515,767)	$3,095	$(37,925)
Net (loss)/income per share:
Common stock - Basic	$(3.04)	$0.02	$(0.23)
Common stock - Diluted	$(3.04)	$0.02	$(0.23)
Weighted average shares outstanding:
Basic	170,923	169,341	168,289
Diluted	170,923	171,500	168,289
See accompanying notes to Consolidated Financial Statements.

Krispy Kreme, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
(in thousands)

	Fiscal Years Ended
	December 28, 2025 (52 weeks)	December 29, 2024 (52 weeks)	December 31, 2023 (52 weeks)
Net (loss)/income	$(523,779)	$3,815	$(36,647)
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustment	37,461	(35,143)	26,007
Unrealized loss on cash flow hedges, net of income taxes (1)	(6,560)	(5,359)	(8,622)
Unrealized (loss)/income on employee benefit plans	(106)	35	6
Total other comprehensive income/(loss)	30,795	(40,467)	17,391
Comprehensive loss	(492,984)	(36,652)	(19,256)
Net (loss)/income attributable to noncontrolling interest	(8,012)	720	1,278
Foreign currency translation adjustment attributable to noncontrolling interest	726	(1,093)	994
Total comprehensive (loss)/income attributable to noncontrolling interest	(7,286)	(373)	2,272
Comprehensive loss attributable to Krispy Kreme, Inc.	$(485,698)	$(36,279)	$(21,528)
(1)Net of income tax benefit of $2.2 million, $1.8 million, and $2.9 million for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.
See accompanying notes to Consolidated Financial Statements.

Krispy Kreme, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	December 28, 2025	December 29, 2024
		(revised)
ASSETS
Current assets:
Cash and cash equivalents	$42,390	$28,962
Restricted cash	501	353
Accounts receivable, net	61,611	67,722
Inventories	26,877	28,133
Taxes receivable	10,854	16,155
Current assets held for sale	13,294	—
Prepaid expense and other current assets	18,927	31,615
Total current assets	174,454	172,940
Property and equipment, net	460,935	511,139
Goodwill, net	712,264	1,047,581
Other intangible assets, net	797,749	819,934
Operating lease right of use asset, net	395,523	409,869
Investments in unconsolidated entities	7,413	91,070
Noncurrent assets held for sale	31,056	—
Other assets	13,565	19,497
Total assets	$2,592,959	$3,072,030
LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$65,977	$56,356
Current operating lease liabilities	51,213	46,620
Accounts payable	134,384	123,316
Accrued liabilities	99,805	124,212
Current liabilities held for sale	13,535	—
Structured payables	92,366	135,668
Total current liabilities	457,280	486,172
Long-term debt, less current portion	911,852	844,547
Noncurrent operating lease liabilities	395,895	405,366
Deferred income taxes, net	96,236	130,745
Noncurrent liabilities held for sale	11,816	—
Other long-term obligations and deferred credits	42,919	40,768
Total liabilities	1,915,998	1,907,598
Commitments and contingencies
Mezzanine equity:
Redeemable noncontrolling interest	24,181	27,297
Total mezzanine equity	24,181	27,297
Shareholders’ equity:
Common stock, $0.01 par value; 300,000 shares authorized as of both December 28, 2025 and December 29, 2024; 171,555 and 170,060 shares issued and outstanding as of December 28, 2025 and December 29, 2024, respectively	1,716	1,701
Additional paid-in capital	1,473,644	1,466,508
Shareholder note receivable	(1,791)	(1,906)
Accumulated other comprehensive loss, net of income tax	(2,059)	(32,128)
Retained deficit	(821,387)	(299,638)
Total shareholders’ equity attributable to Krispy Kreme, Inc.	650,123	1,134,537
Noncontrolling interest	2,657	2,598
Total shareholders’ equity	652,780	1,137,135
Total liabilities, mezzanine equity, and shareholders’ equity	$2,592,959	$3,072,030
See accompanying notes to Consolidated Financial Statements.

Krispy Kreme, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized (Loss)/Income on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans	Retained Deficit	Noncontrolling Interest	Total
Balance at January 1, 2023	168,137	$1,681	$1,426,105	$(4,813)	$(23,028)	$14,251	$(374)	$(217,490)	$75,052	$1,271,384
Net (loss)/income for the fiscal year ended December 31, 2023	—	—	—	—	—	—	—	(37,925)	969	(36,956)
Other comprehensive income for the fiscal year ended December 31, 2023 before reclassifications	—	—	—	—	25,013	2	6	—	748	25,769
Reclassification from AOCI	—	—	—	—	—	(8,624)	—	—	—	(8,624)
Capital contribution from shareholders, net of loans issued	—	—	—	764	—	—	—	—	—	764
Share-based compensation	—	—	24,196	—	—	—	—	—	—	24,196
Purchase of shares by noncontrolling interest	—	—	—	(133)	—	—	—	—	425	292
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(23,576)	—	(23,576)
Distribution to noncontrolling interest	—	—	(4,825)	426	—	—	—	—	(11,139)	(15,538)
Issuance of common stock upon settlement of RSUs, net of shares withheld	491	5	(1,885)	—	—	—	—	—	—	(1,880)
Other	—	—	—	(94)	—	—	—	1	(1)	(94)
Balance at December 31, 2023	168,628	$1,686	$1,443,591	$(3,850)	$1,985	$5,629	$(368)	$(278,990)	$66,054	$1,235,737
Net income for the fiscal year ended December 29, 2024	—	—	—	—	—	—	—	3,095	1,394	4,489
Other comprehensive (loss)/income for the fiscal year ended December 29, 2024 before reclassifications	—	—	—	—	(34,050)	2,304	35	—	(1,018)	(32,729)
Reclassification from AOCI	—	—	—	—	—	(7,663)	—	—	—	(7,663)
Capital contribution from shareholders, net of loans issued	—	—	—	919	—	—	—	—	—	919
Share-based compensation	—	—	35,149	—	—	—	—	—	—	35,149
Purchase of shares by noncontrolling interest	—	—	—	—	—	—	—	—	1,562	1,562
Noncontrolling interest from divestiture of Insomnia Cookies	—	—	—	945	—	—	—	—	(30,427)	(29,482)
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(23,742)	—	(23,742)
Distribution to noncontrolling interest	—	—	(6,742)	126	—	—	—	—	(34,967)	(41,583)
Issuance of common stock upon settlement of RSUs, net of shares withheld	1,432	14	(5,503)	—	—	—	—	—	—	(5,489)
Other	—	1	13	(46)	—	—	—	(1)	—	(33)
Balance at December 29, 2024	170,060	$1,701	$1,466,508	$(1,906)	$(32,065)	$270	$(333)	$(299,638)	$2,598	$1,137,135
Net loss for the fiscal year ended December 28, 2025	—	—	—	—	—	—	—	(515,767)	117	(515,650)
Other comprehensive income/(loss) for the fiscal year ended December 28, 2025 before reclassifications	—	—	—	—	36,735	(5,496)	(106)	—	3	31,136
Reclassification from AOCI	—	—	—	—	—	(1,064)	—	—	—	(1,064)
Share-based compensation	—	—	12,865	—	—	—	—	—	—	12,865
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,982)	—	(5,982)
Distribution to noncontrolling interest	—	—	(103)	127	—	—	—	—	(60)	(36)
Accretion to redemption value of redeemable noncontrolling interest	—	—	(4,290)	—	—	—	—	—	—	(4,290)
Issuance of common stock upon settlement of RSUs, net of shares withheld	1,495	15	(1,365)	—	—	—	—	—	—	(1,350)
Other	—	—	28	(12)	—	—	—	—	(1)	15
Balance at December 28, 2025	171,555	$1,716	$1,473,643	$(1,791)	$4,670	$(6,290)	$(439)	$(821,387)	$2,657	$652,779
See accompanying notes to Consolidated Financial Statements.

Krispy Kreme, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Years Ended
	December 28, 2025 (52 weeks)	December 29, 2024 (52 weeks)	December 31, 2023 (52 weeks)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net (loss)/income	$(523,779)	$3,815	$(36,647)
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization expense	137,074	133,597	125,894
Deferred and other income taxes	(35,552)	3,067	(18,486)
Goodwill impairment	355,958	—	—
Loss on extinguishment of debt	—	—	472
Long-lived asset impairment and lease termination charges	76,464	4,464	24,909
Loss on disposal of property and equipment	1,643	1,250	110
Loss/(gain) on divestiture of Insomnia Cookies	11,501	(90,455)	—
Gain on refranchising	(1,358)	—	—
Gain on remeasurement of equity method investment	—	(5,579)	—
Gain on sale-leaseback	(6,749)	(1,569)	(9,646)
Share-based compensation	12,865	35,149	24,196
Change in accounts and notes receivable allowances	1,443	646	654
Inventory write-off	6,328	2,783	11,248
Settlement of interest rate swap derivatives	—	—	7,657
Amortization related to settlement of interest rate swap derivatives	—	(5,910)	(10,289)
Other	2,064	(619)	2,155
Change in operating assets and liabilities, excluding business acquisitions and divestitures, and foreign currency translation adjustments:
Accounts, notes, and taxes receivable	5,484	(13,895)	(3,523)
Inventories	(19,870)	(2,011)	780
Other current and noncurrent assets	(4,405)	(873)	(2,395)
Operating lease assets and liabilities	(943)	(1,227)	5,111
Accounts payable and accrued liabilities	15,079	(20,156)	(74,471)
Other long-term obligations and deferred credits	677	3,355	(2,185)
Net cash provided by operating activities	33,924	45,832	45,544
CASH FLOWS (USED FOR)/PROVIDED BY INVESTING ACTIVITIES:
Purchase of property and equipment	(97,929)	(120,792)	(121,427)
Proceeds from disposals of assets	3,077	183	218
Proceeds from sale-leaseback	10,882	6,308	10,025
Acquisition of shops and franchise rights from franchisees, net of cash acquired	—	(31,938)	—
Purchase of equity method investment	(2,998)	(3,506)	(1,424)
Net proceeds from divestiture of Insomnia Cookies	75,000	124,126	—
Principal payment received from loan to Insomnia Cookies	—	45,000	—
Principal payments received from loans to franchisees	1,202	985	20
Disbursement for loan receivable	(1,379)	(1,086)	—
Net cash (used for)/provided by investing activities	(12,145)	19,280	(112,588)
CASH FLOWS (USED FOR)/PROVIDED BY FINANCING ACTIVITIES:
Proceeds from the issuance of debt	778,538	676,250	1,175,698
Repayment of long-term debt and lease obligations	(728,602)	(712,778)	(1,084,390)
Payment of financing costs	(825)	—	(5,175)
Proceeds from structured payables	291,028	376,189	241,148
Payments on structured payables	(334,576)	(345,327)	(214,574)
Payment of contingent consideration related to a business combination	—	—	(925)
Capital contribution from shareholders, net of loans issued	—	919	764
Proceeds from sale of noncontrolling interest in subsidiary	—	1,562	292
Distribution to shareholders	(11,934)	(23,692)	(23,558)
Payments for repurchase and retirement of common stock	(1,350)	(5,489)	(1,880)
Distribution to noncontrolling interest	(36)	(41,583)	(15,538)
Net cash (used for)/provided by financing activities	(7,757)	(73,949)	71,862
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(446)	(462)	(1,934)
Net increase/(decrease) in cash, cash equivalents and restricted cash	13,576	(9,299)	2,884
Cash, cash equivalents and restricted cash at beginning of the fiscal year	29,315	38,614	35,730
Cash, cash equivalents and restricted cash at end of the fiscal year	$42,891	$29,315	$38,614
Supplemental schedule of non-cash investing and financing activities:
(Decrease)/increase in accrual for property and equipment	$(18,443)	$14,214	$51,820
Accrual for distribution to shareholders	—	(5,952)	(5,902)
Reconciliation of cash, cash equivalents and restricted cash at end of fiscal year:
Cash and cash equivalents	$42,390	$28,962	$38,185
Restricted cash	501	353	429
Total cash, cash equivalents and restricted cash	$42,891	$29,315	$38,614
See accompanying notes to Consolidated Financial Statements.

Krispy Kreme, Inc.

Krispy Kreme, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, unless otherwise specified)
Note 1 — Description of Business and Summary of Significant Accounting Policies
Description of Business
Krispy Kreme, Inc. (“KKI”) and its subsidiaries (collectively, the “Company” or “Krispy Kreme”) operate through an omni-channel business model to produce doughnuts and deliver fresh doughnut experiences for Doughnut Shops, fresh delivery to retail doors, and digital channels, expanding consumer access to the Krispy Kreme brand.
The Company has three reportable operating segments: 1) U.S., which includes all Company-owned operations in the U.S., and Insomnia Cookies Bakeries globally through the date of deconsolidation (refer to Note 3, Acquisitions and Divestitures, to the audited Consolidated Financial Statements for more information); 2) International, which includes all Company-owned operations in the U.K., Ireland, Australia, New Zealand, Mexico, and Canada as well as Japan for all periods covered by the accompanying audited Consolidated Financial Statements; and 3) Market Development, which includes franchise operations across the globe. Unallocated corporate costs are excluded from the Company’s measurement of segment performance.
As of December 28, 2025, there were 2,125 Krispy Kreme branded shops in 42 countries around the world. The ownership and location of those shops is as follows:

	U.S.	International	Market Development	Total
Company-owned Shops	303	579	—	882
Franchise Shops	—	—	1,243	1,243
Total	303	579	1,243	2,125
Basis of Presentation and Consolidation
The Company operates and reports financial information on a 52 or 53-week year with the fiscal year ending on the Sunday closest to December 31. The data periods contained within fiscal years 2025, 2024, and 2023 reflect the results of operations for the 52-week periods ending December 28, 2025, December 29, 2024 and December 31, 2023, respectively.
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
Noncontrolling interest in the Company’s audited Consolidated Financial Statements represents the interest in subsidiaries held by employee shareholders. Employee shareholders held noncontrolling interests in the consolidated subsidiaries Krispy Kreme Holdings Pty Ltd. (“KK Australia”), Krispy Kreme Mexico Holding S.A.P.I. de C.V. (“KK Mexico”), and Krispy Kreme Doughnut Japan Co., Ltd. (“KK Japan”). Since the Company consolidates the financial statements of these subsidiaries, the noncontrolling owners’ share of each subsidiary’s net assets and results of operations are deducted and reported as a noncontrolling interest on the Consolidated Balance Sheets and as net (loss)/income attributable to noncontrolling interest in the Consolidated Statements of Operations and comprehensive (loss)/income attributable to noncontrolling interest in the Consolidated Statements of Comprehensive Income/(Loss).
Redeemable Noncontrolling Interests
The Company maintains agreements with joint venture partners who hold noncontrolling interests in the Company’s consolidated subsidiaries W.K.S. Krispy Kreme, LLC (“W.K.S. Krispy Kreme”), and KK Canada AcquisitionCo Inc. (“KK Canada”), which provide them with redemption rights (i.e., a put option) that could require the Company to purchase the joint venture partners’ remaining noncontrolling interests in the joint venture upon the passage of time. These redemption rights are not solely within the control of the Company. Accordingly, such interests are classified as redeemable noncontrolling interest outside of permanent equity, in mezzanine equity, on the Consolidated Balance Sheets.

At initial recognition, redeemable noncontrolling interests are recorded at their issuance-date or acquisition date fair value. Subsequently, redeemable noncontrolling interests that are currently redeemable, or probable of becoming redeemable, are adjusted to the greater of (i) current redemption value or (ii) carrying amount. Adjustments to redemption value are recorded through additional paid-in capital. Upward adjustments are considered a deemed dividend, and would result in a reduction to earnings available to common shareholders for the calculation of earnings per common share. For additional information, see Note 21, Redeemable Noncontrolling Interests.
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
Product Sales
Product sales include revenue derived from (1) the sale of doughnuts and complementary products to in-shop, digital, and fresh delivery customers and (2) the sale of doughnut mix, other ingredients and supplies, and doughnut-making equipment to franchisees. Revenue is recognized at the time of delivery for in-shop sales, digital sales, and sales to franchisees. For sales to fresh delivery customers, control transfers and revenue is recognized either at the time of delivery or, with respect to those customers that take title to products purchased from the Company, at the time those products are sold by the customer to the end consumers, simultaneously with such consumer purchases. Revenues are recognized net of provisions for estimated product returns. Revenues from the sale of doughnut mix, other ingredients, supplies, and doughnut-making equipment to franchisees include any applicable shipping and handling costs invoiced to the customer, and the expense of such shipping and handling costs is included in Operating expenses. The Company recorded shipping revenue of approximately $4.4 million, $10.4 million, and $13.3 million in the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.
Franchise Revenue
Franchise revenue included in Royalties and other revenues is derived from development and initial franchise fees relating to new shop openings and ongoing royalties charged to franchisees based on their sales. The Company sells individual franchises domestically and internationally, as well as development agreements that grant to franchisees the right to develop shops in designated areas. Generally, the franchise license granted for each individual shop within an arrangement represents a single performance obligation. The franchise agreements and development agreements typically require the franchisee to pay initial nonrefundable franchise fees (i.e., initial services such as training and assisting with shop set-up) prior to opening. The franchisees also pay a royalty on a monthly basis based upon a percentage of franchisee gross sales. Royalties are recognized in income as underlying franchisee sales occur. The initial term of domestic franchise agreements is typically 15 years. The initial term of international franchise agreements is typically 10 years to 15 years. The Company recognizes the initial nonrefundable fees over the term of the franchise agreements on an output method based on time elapsed, corresponding with the customer’s right to use the franchise for the term of the agreement. A franchisee may elect to renew the term of a franchise agreement and, if approved, will typically pay a renewal fee upon execution of the renewal term.
Franchise-related Advertising Fund Revenue
Franchise-related advertising fund revenue included in Royalties and other revenues is derived from domestic and international franchise agreements that typically require the franchisee to pay advertising fees on a continuous monthly basis based on a percentage of franchisee net sales, which are recognized based on fees earned each period. Total advertising fund revenue for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023 is $3.4 million, $4.5 million, and $3.8 million, respectively.
Gift Card Sales

The Company and its franchisees sell gift cards that are redeemable for products in the Company-owned or franchise shops. The Company manages the gift card program and collects all funds from the activation of gift cards and reimburses franchisees for the redemption of gift cards in their shops. Deferred revenue for unredeemed gift cards is included in Accrued liabilities in the Consolidated Balance Sheets. As of December 28, 2025 and December 29, 2024, the gross amount of deferred revenue recognized for unredeemed gift cards was $30.4 million and $28.9 million, respectively. Gift cards sold do not have an expiration date or service fees charged. The likelihood of redemption may be determined to be remote for certain cards due to long periods of inactivity. In these circumstances, the Company recognizes revenue from unredeemed gift cards (“breakage revenue”) within Product sales if they are not subject to unclaimed property laws. The Company estimates breakage for the portfolio of gift cards and recognizes it based on the estimated pattern of gift card use. As of December 28, 2025 and December 29, 2024, deferred revenue, net of breakage revenue recognized, was $8.4 million and $9.7 million, respectively.
Gift card costs incurred to fulfill obligations under a contract are capitalized when such costs generate or enhance resources to be used in satisfying future performance obligations and the costs are deemed recoverable. Judgment is used in determining whether certain contract costs can be capitalized. These costs are capitalized and amortized on a systematic basis to match the timing of revenue recognition, depending on when the gift card is used. This amortization expense is recorded in Operating expenses in the Company’s Consolidated Statements of Operations. As of December 28, 2025 and December 29, 2024, the capitalized gift card costs were $1.8 million and $2.0 million, respectively.
Consumer Loyalty Program
Consumers can participate in spend-based loyalty programs. Consumers who join the loyalty programs will receive points for each purchase of eligible product. After accumulating a certain number of points, the consumers can redeem their points for a free product. The Company defers revenue based on an estimated selling price of the free product earned by the consumer and establishes a corresponding liability in deferred revenue. As of December 28, 2025 and December 29, 2024, the deferred revenue related to loyalty programs is $5.4 million and $3.6 million, respectively.
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
Marketing Expenses
Costs associated with marketing the products, including advertising and other brand promotional activities, are expensed as incurred, and were approximately $45.1 million, $47.7 million, and $45.9 million in the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.
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
All credit and debit card transactions that are processed in less than five days are classified as Cash and cash equivalents. The amounts due from banks for these transactions totaled $6.6 million and $6.7 million as of December 28, 2025 and December 29, 2024, respectively.
The Company maintains cash and cash equivalent balances with financial institutions that exceed federally-insured limits. The Company has not experienced any losses related to these balances, and believes credit risk to be minimal.
Restricted cash consists primarily of funds related to employee benefit plans.
Accounts Receivable, Net of Allowance for Expected Credit Losses
Accounts receivable relate primarily to payments due for sale of products, franchise fees, royalties, advertising fees, and licensing fees. The Company maintains allowances for expected credit losses related to its accounts receivable, including receivables from franchisees, in amounts which the Company believes are sufficient to provide for losses estimated to be sustained on realization of these receivables. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of amounts from customers. Such estimates inherently involve uncertainties and assessments of the outcome of future events, and changes in facts and circumstances may result in adjustments to the allowance for expected credit losses. The Company had allowance for expected credit losses of $1.0 million and $1.1 million as of December 28, 2025 and December 29, 2024, respectively.
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist principally of receivables from customers and franchisees. Customers receivables are primarily from grocery stores, club wholesalers, convenience stores, QSR, and drug stores. For the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, no customer accounted for more than 10% of revenue or a significant amount of receivables that would result in a concentration.
Management also evaluates the recoverability of receivables from the franchisees and maintains allowances for expected credit losses. Management believes these allowances are sufficient to provide for realized losses that may be sustained on realization of these receivables.
Inventories
Inventories, which consist of raw materials, work in progress, finished goods, and purchased merchandise, are recorded at the lower of cost and net realizable value, where cost is determined using the first-in, first-out method. Raw materials inventory includes doughnut-related materials as well as doughnut equipment spare parts. Finished goods and purchased merchandise are net of reserves for excess or obsolete finished goods. These reserves totaled $1.4 million and $2.0 million as of December 28, 2025 and December 29, 2024, respectively.
Taxes Receivable
Taxes receivable relate primarily to expected refunds of VAT as well as prepayments of income taxes to governmental authorities.
Assets and Liabilities Held for Sale
Assets are classified as held for sale when the Company commits to a plan to sell the asset, the asset is available for immediate sale in its present condition, and an active program to locate a buyer at a reasonable price has been initiated. The sale of these assets is generally expected to be completed within one year. The combined assets are valued at the lower of their carrying amount or fair value, net of costs to sell, and included as current assets on the Company’s Consolidated Balance Sheets. Assets classified as held for sale are not depreciated. However, interest attributable to the liabilities associated with assets classified as held for sale and other related expenses are recorded as expenses in the Company’s Consolidated Statements of Operations.
As of December 28, 2025, the Company had assets and liabilities held for sale as a result of the agreement to sell its operations in Japan, as discussed in Note 3, Acquisitions and Divestitures. Additionally, the Company classified certain fleet assets previously recognized as lease assets as held for sale as of December 28, 2025, as discussed in Note 10, Leases.
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets consist primarily of prepaid assets related to service contracts and insurance premiums of $15.2 million and $27.3 million as of December 28, 2025 and December 29, 2024, respectively.
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
Impairment charges related to the Company’s long-lived fixed assets were $39.4 million, $4.6 million, and $18.1 million for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively. Impairment charges for the fiscal year ended December 28, 2025 include costs related to the termination of the Business Relationship Agreement between McDonald’s USA, LLC (“McDonald’s USA”) and Krispy Kreme Doughnut Corporation (the “Business Relationship Agreement”), and include $37.0 million of lease impairment and termination costs further discussed below in the Leases section in this Note 1. Impairment charges for the fiscal years ended December 29, 2024 and December 31, 2023 primarily related to underperforming shops, shops closed or likely to be closed, and shops which management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the shops’ assets, but has not yet decided to close. The impaired shop assets include real estate properties, the fair values of which may be estimated based on independent appraisals or, in the case of any properties which the Company is negotiating to sell, based on its negotiations with unrelated third-party buyers; leasehold improvements, which are typically abandoned when the leased properties revert to the lessor; and doughnut-making and other equipment the fair values of which may be estimated based on the replacement cost of the equipment, after considering refurbishment and transportation costs. The impairment charges are primarily attributable to the U.S. segment and are included within Goodwill and other asset impairments on the Consolidated Statements of Operations.
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
In the same manner as long-lived fixed assets, the Company assesses lease right of use assets for potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the carrying amount of the right of use assets exceeds the sum of their undiscounted cash flows, the Company records an impairment charge in an amount equal to the excess of the carrying value of the assets over their estimated fair value. If a lease contract is terminated before the expiration of the lease term the remaining right of use asset and lease liability are derecognized, with any difference recognized as a gain or loss on lease termination. If the Company is required to make any payments or receives consideration when terminating the lease, it would include such amounts in the determination of the gain or loss upon termination. For the fiscal years ended December 28, 2025 and December 31, 2023 the Company recorded lease impairment and termination costs of $37.0 million and $6.6 million, respectively which are included within Goodwill and other asset impairments on the Consolidated Statements of Operations. For the fiscal year ended December 29, 2024 the Company recorded a net gain on lease termination of $0.1 million, which is included within Goodwill and other asset impairments on the Consolidated Statements of Operations.

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
In the second quarter of fiscal 2025, management identified impairment indicators that required a quantitative assessment of goodwill outside of management’s routine annual assessment. These indicators included that during the two quarters ended June 29, 2025, the Company experienced a decline in its stock price and market capitalization, which became significant and sustained during the quarter ended June 29, 2025. In addition, the Company’s operating results for the quarter were below previous forecasts. Lastly, the Company updated its forecasts for the full year following termination of the Business Relationship Agreement with McDonald’s USA during the quarter, and the updated forecasts were below previous forecasts. After completing the quantitative impairment test, management concluded that the estimated fair values of the U.S., Krispy Kreme Holding U.K. Ltd. (“KK U.K.”), and KK Australia reporting units had declined below their carrying values, and management recognized a cumulative, non-cash, partial goodwill impairment charge of $356.0 million (gross of income taxes) in the quarter ended June 29, 2025.
The estimated fair values of the reporting units were based on estimates and assumptions that are considered Level 3 inputs under the fair value hierarchy. In estimating the fair values of the reporting units, management reconciled the fair value of the Company to the Company’s market capitalization. Management utilized a discounted cash flow approach and a market approach to determine fair values, allocating 50% to each approach. These calculations require management to make assumptions and to apply judgment when estimating future cash flows and asset fair values, including projected revenue growth and operating expenses related to existing businesses, product innovation, and new shop concepts, as well as selecting valuation multiples of similar publicly traded companies and an appropriate discount rate. Estimates of revenue growth and operating expenses were based on internal projections considering the reporting unit’s past performance and forecasted growth, strategic initiatives, local market economics, and the local business environment impacting the reporting unit’s performance. The discount rate was selected based on the estimated cost of capital for a market participant to operate the reporting unit in the region. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approaches, are highly subjective, and the Company’s ability to realize the future cash flows used in management’s fair value calculations may be affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in operating performance, and changes in business strategies, including retail initiatives and international expansion. For the discounted cash flow approach, management applied discount rates to management’s projected cash flows of 10.0%, 12.0%, and 12.0% for the U.S., KK U.K., and KK Australia reporting units, respectively.
As of September 29, 2025, we performed a quantitative impairment assessment for all of our reporting units. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, no additional impairment was recorded. For the fiscal years ended December 29, 2024, and December 31, 2023, there were no goodwill impairment charges.
If the Company’s future performance varies from current expectations, assumptions, or estimates this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values, resulting in a decline in fair value that may result in future impairment charges. Management will continue to monitor developments, including updates to forecasts and the Company’s market capitalization. Goodwill impairment assessment may be required in the future which could result in updates to goodwill and related estimates in the future. Refer to Note 7, Goodwill and Other Intangible Assets, net, to the audited Consolidated Financial Statements for additional information.
Other intangible assets primarily represent the trade names for the Company’s brands, franchise agreements (domestic and international), reacquired franchise rights, and customer relationships. The trade names have been assigned an indefinite useful life and are reviewed annually for impairment. All other intangible assets are amortized on a straight-line basis over their estimated useful lives. Definite-lived intangible assets are assessed for impairment whenever triggering events or indicators of potential impairment occur. The Company recognized no impairment charges to other intangible assets for the fiscal years ended December 28, 2025 and December 29, 2024. The Company recognized impairment charges to other intangible assets of $0.2 million for the fiscal year ended December 31, 2023, related to franchise agreement terminations.
The goodwill and other asset impairments do not have an impact on the Company’s compliance with the financial covenants under the Company’s debt arrangements.

Accrued Liabilities
Accrued liabilities include accrued compensation, accrued legal fees, accrued utilities, accrued marketing, and other accrued liabilities. As of December 28, 2025 and December 29, 2024, accrued compensation and benefits included in the Accrued liabilities balance was $26.0 million and $30.3 million, respectively.
Supply Chain Financing Programs
The Company has an agreement with a third-party administrator which allows participating vendors to track the Company’s payments, and if voluntarily elected by the vendor, to sell payment obligations from the Company to financial institutions (the “supply chain financing program” or the “SCF program”). When participating vendors elect to sell one or more of the Company’s payment obligations, the Company’s rights and obligations to settle the payables on their contractual due date are not impacted. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry. The Company has historically prioritized negotiating longer payment terms with some of its largest vendors, and certain of these vendors have also elected to participate in the SCF program. Payment terms and pricing negotiations are independent of, and not conditioned upon, a vendor’s participation in the SCF program. The financial institutions do not provide the Company with incentives such as rebates or profit sharing under the SCF program. As the terms are not impacted by the SCF program, such obligations are classified as Accounts payable in the Consolidated Balance Sheets and the associated cash flows are included in operating activities in the Consolidated Statements of Cash Flows. Refer to Note 8, Vendor Finance Programs, to the audited Consolidated Financial Statements for more information.
Structured Payables Programs
The Company utilizes various card products issued by financial institutions to facilitate purchases of goods and services. By using these products, the Company may receive differing levels of rebates based on timing of repayment. The payment obligations under these card products are classified as Structured payables in the Consolidated Balance Sheets and the associated cash flows are included in financing activities in the Consolidated Statements of Cash Flows. Refer to Note 8, Vendor Finance Programs, to the audited Consolidated Financial Statements for more information.
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
The Company’s financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable, and accrued liabilities and are reflected in the audited Consolidated Financial Statements at cost which approximates fair value for these items due to their short-term nature. Management believes the fair value determination of these short-term financial instruments is a Level 1 measure. The Company’s other assets and liabilities measured at fair value on a non-recurring basis include long-lived assets, lease right of use assets, goodwill, and other indefinite-lived intangible assets, if determined to be impaired. Refer to the Property and Equipment, net, and Leases sections in this Note 1 for information about impairment charges on long-lived assets. The fair values of assets evaluated for impairment were determined using an income- and market-based approach and are classified as Level 3 measures within the fair value hierarchy.
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
Self-Insurance Risks and Receivables from Insurers
The Company is subject to workers’ compensation, vehicle, and general liability claims. The Company is self-insured for the cost of workers’ compensation, vehicle, and general liability claims up to the amount of stop-loss insurance coverage purchased by the Company from commercial insurance carriers. The Company maintains accruals for the estimated cost of claims, without regard to the effects of stop-loss coverage, using actuarial methods which evaluate known open and incurred but not reported claims and consider historical loss development experience. As of December 28, 2025 and December 29, 2024, the Company had approximately $31.2 million and $34.8 million, respectively, reserved for such programs. The liability recorded for assessments has not been discounted. In addition, the Company records receivables from the insurance carriers for claims amounts estimated to be recovered under the stop-loss insurance policies when these amounts are estimable and probable of collection. The Company estimates such stop-loss receivables using the same actuarial methods used to establish the related claims accruals and considering the amount of risk transferred to the carriers under the stop-loss policies. The stop-loss policies provide coverage for claims in excess of retained self-insurance risks, which are determined on a claim-by-claim basis. Inclusive of the receivables from the stop-loss insurance policies, the Company’s limited liability balance was $22.6 million and $18.7 million as of December 28, 2025 and December 29, 2024, respectively. The gross liability balances for the current and noncurrent portions of these claims are classified as Accrued liabilities and Other long-term obligations and deferred credits, respectively, in the Consolidated Balance Sheets. The current and noncurrent portions of the stop-loss receivables are classified as Prepaid expense and other current assets and Other assets, respectively, in the Consolidated Balance Sheets.
Preferred Stock
The Company has 50.0 million shares of authorized preferred stock with $0.01 par value per share. There were no shares of preferred stock issued nor outstanding as of December 28, 2025 and December 29, 2024.
(Loss)/Earnings per Share (EPS)
The Company discloses two calculations of (loss)/earnings per share (“EPS”): basic EPS and diluted EPS. The numerator in calculating common stock basic and diluted EPS is net (loss)/income attributable to the Company. The denominator in calculating common stock basic EPS is the weighted average shares outstanding. The denominator in calculating common stock diluted EPS includes the additional dilutive effect of unvested RSUs, PSUs, and time-vested stock options when the effect is not antidilutive. Refer to Note 19, Net (Loss)/Earnings per Share, to the audited Consolidated Financial Statements for more information.

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
In the Consolidated Statements of Operations, Goodwill and other asset impairments in the comparative period have been reclassified (formerly presented within Other income, net) to be consistent with current presentation.
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
Exiting the Branded Sweet Treats Business
During the fiscal year ended December 31, 2023, the Company decided to exit its pre-packaged Branded Sweet Treats business due in part to its dilutive impact on profit margins, as well as to allow the Company to focus on its fresh doughnuts business. As such, the Company recognized non-recurring expenses, including property, plant and equipment impairments, inventory write-offs, employee severance, and other related costs, totaling approximately $17.9 million (gross of income taxes) in fiscal 2023. Of these expenses, $10.1 million were recorded within Product and distribution costs, primarily relating to inventory write-offs, $7.3 million were recorded within Goodwill and other asset impairments, relating to long-lived asset impairments, and the rest were recorded within Other income, net on the on the Consolidated Statements of Operations.
Termination of the Business Relationship Agreement with McDonald’s USA
On June 24, 2025, the Company and McDonald’s USA announced that the companies had jointly decided to terminate the Business Relationship Agreement effective July 2, 2025 (the “Termination Effective Date”). Effective as of the Termination Effective Date, neither party has any further obligations to the other party under the Business Relationship Agreement except for obligations related to confidentiality, indemnification, and certain other miscellaneous provisions that expressly survive termination.
Recent Accounting Pronouncements
Recently Adopted
Accounting Standards Adopted at the Beginning of Fiscal Year 2025
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid disclosures. The ASU requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further disaggregated by nature and/or jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state, and foreign and by individual jurisdiction if the amount is at least 5% of total income taxes paid, net of refunds received. For PBEs, the ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity should apply the amendments in this ASU prospectively, with retrospective application permitted. The Company adopted this ASU prospectively in the fiscal year ended December 28, 2025 which impacted its income tax disclosures but did not have an impact on its results of operations, cash flows, or financial condition. Refer to Note 15, Income Taxes, to the audited Consolidated Financial Statements for the additional disclosures.
Accounting Standards Adopted at the Beginning of Fiscal Year 2024
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which required a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it required a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU did not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The ASU was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. As such, the Company adopted this ASU in the fiscal year ended December 28, 2025 and has disclosed the required information in Note 20, Segment Reporting, to the audited Consolidated Financial Statements. The adoption of this ASU did not impact the financial statements presented herein.
Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires a PBE to disclose in the notes to the financial statements, at each interim and annual reporting period, specified information about certain costs and expenses including (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities, for each income statement line item that contains those expenses. For PBE’s, the ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. An entity may apply the amendments in this ASU prospectively or retrospectively. The Company is still evaluating the impacts of this ASU on its expense disclosures, results of operations, cash flows, and financial condition.
In September 2025, the FASB issued ASU 2025-06, Intangibles (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software. The guidance removes all references to project stages in ASC 350-40, Intangibles — Goodwill and Other — Internal-Use Software and clarifies the threshold entities apply to begin capitalizing costs. The new guidance requires an entity to start capitalizing software costs when (a) management has authorized and committed to funding the software project, and (b) it is probable that the project will be completed and the software will be used to perform the function intended. For PBEs, the ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. Entities may apply the amendments in this ASU using a prospective, retrospective, or modified transition approach. The Company is still evaluating the impact of this ASU on its results of operations, cash flows, and financial condition.
There are other new accounting pronouncements issued by the FASB that the Company has adopted or will adopt, as applicable, and the Company does not believe any of these accounting pronouncements have had, or will have, a material impact on its audited Consolidated Financial Statements or disclosures.

Note 2 — Revision of Financial Statements
Revision of Previously Issued Financial Statements
During the preparation of the financial statements for the year ended December 28, 2025, the Company identified and corrected the classification and accounting treatment for the redeemable noncontrolling interests in W.K.S. Krispy Kreme and KK Canada (the “redeemable noncontrolling interests”). The Company determined that the accounting for the redeemable noncontrolling interests for periods prior to the annual period ended December 28, 2025 was incorrect. Specifically, the redeemable noncontrolling interests had originally been classified as Noncontrolling interest within Shareholders’ equity in the financial statements included in the Company’s annual and quarterly reports filed prior to the fiscal year ended December 28, 2025. The Company determined that the redeemable noncontrolling interests should instead be accounted for as Mezzanine equity. In addition, the redeemable noncontrolling interests, which were recorded at fair value each annual and quarterly reporting period, with changes recorded in Net (loss)/income, should instead be recorded at the greater of (i) current redemption value or (ii) carrying amount each quarterly reporting period with changes to this amount being recorded in Additional paid-in capital.
Accordingly, the change in carrying value of the redeemable noncontrolling interest, which was originally included in the calculation of Net (loss)/income as well as the calculation of Net (loss)/income attributable to Krispy Kreme, Inc. for periods prior to the annual period ended December 28, 2025, should instead be included only in the calculation of Net (loss)/income attributable to Krispy Kreme, Inc as those captions are presented in the Consolidated Statement of Changes in Shareholders' Equity. In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality, and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company has determined that the impact of adjustments relating to the corrections of this accounting error are not material to previously issued annual audited and unaudited consolidated financial statements. Accordingly, these adjustments are disclosed herein and will be disclosed prospectively. As a result of the aforementioned correction of accounting errors, the annual financial statements included herein have been revised as follows:

	Consolidated Balance Sheets
	As Previously Reported	Adjustments	As Revised
Year Ended December 29, 2024
Mezzanine equity	$—	$27,297	$27,297
Noncontrolling interest	$29,895	$(27,297)	$2,598

	Consolidated Statements of Changes in Shareholders’ Equity
	As Previously Reported	Adjustments	As Revised
Noncontrolling Interest
Balance at January 1, 2023	$102,543	$(27,491)	$75,052
Net (loss)/income for the fiscal year ended December 31, 2023	1,278	(309)	969
Other comprehensive income for the fiscal year ended December 31, 2023 before reclassifications	994	(246)	748
Balance at December 31, 2023	94,100	(28,046)	66,054
Net income for the fiscal year ended December 29, 2024	720	(674)	1,394
Other comprehensive (loss)/income for the fiscal year ended December 29, 2024 before reclassifications	(1,093)	75	(1,018)
Balance at December 29, 2024	$29,895	$(27,297)	$2,598

Note 3 — Acquisitions and Divestitures
The Company strategically acquires companies in order to increase its footprint. These acquisitions are accounted for as business combinations using the acquisition method, whereby the purchase price is allocated to the assets acquired and liabilities assumed, based on their estimated fair values as of the date of the acquisition.
Transaction-related expenses as a result of these acquisitions, which exclude costs incurred to integrate the acquired entities, were recorded within Operating (loss)/income in the Consolidated Statements of Operations (primarily Selling, general and administrative expenses) during the fiscal year such costs were incurred.
Goodwill recognized for these acquisitions represents the intangible assets that do not qualify for separate recognition and primarily includes the acquired customer base, the acquired workforce including shop partners in the region that have strong relationships with these customers, and the existing geographic shop and digital presence.
2025 Acquisitions and Divestitures
Agreement to sell KK Japan
On December 18, 2025, the Company entered into an agreement to sell its operations in Japan (the “Japan Share Purchase Agreement”), which transaction subsequently closed on March 2, 2026. The decision to sell these operations was based on management’s ongoing strategic refranchising initiative to support greater financial flexibility and reduce debt. The sale is expected to result in an after-tax gain. The sale does not represent a strategic shift that will have a major effect on operations and financial results and, therefore, did not qualify for presentation as a discontinued operation as of December 28, 2025.
The Japan assets and liabilities that were previously reported in the International reporting segment and reclassified as “assets held for sale” and “liabilities held for sale” are as follows:

As of
December 28, 2025
Assets held for sale:
Cash and cash equivalents	$2,854
Accounts receivable, net	6,939
Inventories	676
Prepaid expense and other current assets	349
Total current assets classified as held for sale	10,818
Property and equipment, net	11,301
Operating lease right of use asset, net	12,451
Other assets	7,304
Total assets classified as held for sale	$41,874
Liabilities held for sale:
Current portion of long-term debt	4
Current operating lease liabilities	4,204
Accounts payable	2,908
Accrued liabilities	6,419
Total current liabilities classified as held for sale	13,535
Long-term debt, less current portion	3
Noncurrent operating lease liabilities	7,868
Other long-term obligations and deferred credits	3,945
Total liabilities classified as held for sale	25,351
Net assets classified as held for sale	$16,523

Equity Method Investments in KK Brazil and KK Spain
In the second and third quarters of fiscal 2025, respectively, the Company invested approximately $2.1 million in cash to maintain a 45.0% noncontrolling ownership interest in Krispy Kreme Doughnuts Brasil S.A. (“KK Brazil”) and approximately $0.9 million in cash to maintain a 25.0% noncontrolling ownership interest in Glaseadas Originales S.L. (“KK Spain”). As the Company has the ability to exercise significant influence over KK Spain and KK Brazil, but does not have the ability to exercise control, both investments are accounted for using the equity method, and equity method earnings are recognized within Other income, net in the Consolidated Statements of Operations.
Divestiture of Insomnia Cookies
In the second quarter of fiscal 2025, the Company sold the remainder of its ownership interest in Insomnia Cookies Holdings, LLC (“Insomnia Cookies”) for aggregate cash proceeds of $75.0 million. Insomnia Cookies was previously accounted for using the equity method, and the Company recognized a loss on divestiture of $11.5 million (gross of income taxes) which is included within Loss/(gain) on divestiture of Insomnia Cookies in the Consolidated Statements of Operations.
2024 Acquisitions and Divestitures
Acquisition of Krispy Kreme U.S. and Canada Shops
In the third and fourth quarters of fiscal 2024, the Company acquired the business and operating assets of three franchisees, consisting of ten Krispy Kreme shops in the U.S. and one Krispy Kreme shop in Canada. Prior to one of the acquisitions, the Company was a minority investor in the shops via its equity method investments in KremeWorks USA, LLC and KremeWorks Canada, L.P. The Company paid cumulative consideration of $37.7 million, consisting of $31.9 million of cash (exclusive of $6.7 million proceeds for the Company’s equity method investments), $2.8 million of consideration payable to the sellers, and $3.0 million settlement of amounts related to pre-existing relationships, to acquire substantially all of the shops’ assets. Consideration payable of $2.8 million was withheld primarily to cover indemnification claims that could arise after closing. The settlement of pre-existing relationships included in the purchase consideration includes the settlement of accounts and notes receivable, net of deferred revenue, of $0.7 million. It also includes the disposal of the franchise intangible asset related to the franchisees with a cumulative net book value of $2.3 million at the respective acquisition dates. The Company accounted for the transactions as business combinations. Within the measurement period, there was an adjustment to goodwill of $0.5 million related to an adjustment to accrued liabilities and prepaid expense and other current assets.
Immediately prior to one of the acquisitions, the Company recognized a gain of $5.6 million related to remeasurement of its equity method investments to a cumulative fair value of $6.7 million. The gain is recorded within Other income, net in the Consolidated Statements of Operations.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition for the acquisitions above.

	KK U.S. Shops	KK Canada Shop	Total Purchase Price Allocation for Acquisitions
Assets acquired:
Cash and cash equivalents	$8	$1	$9
Prepaid expense and other current assets	771	63	834
Property and equipment, net	13,649	971	14,620
Other intangible assets, net	12,928	6,871	19,799
Operating lease right of use asset, net	10,308	322	10,630
Deferred income taxes, net	—	23	23
Total identified assets acquired	37,664	8,251	45,915
Liabilities assumed:
Current operating lease liabilities	(1,153)	(61)	(1,214)
Noncurrent operating lease liabilities	(9,155)	(261)	(9,416)
Deferred income taxes, net	(514)	—	(514)
Total liabilities assumed	(10,822)	(322)	(11,144)
Goodwill	5,996	3,625	9,621
Net assets acquired	32,838	11,554	44,392
Less: Fair value of former equity method investments	(4,254)	(2,460)	(6,714)
Purchase consideration, net	$28,584	$9,094	$37,678
Transaction costs in 2024	$1,933	$589	$2,522
Transaction costs in 2023	102	—	102
Reportable segment	U.S.	International
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
Equity Method Investments in KK Brazil and KK Spain
In the second quarter of fiscal 2024, the Company acquired a 45% noncontrolling ownership interest in KK Brazil, for approximately $2.7 million in cash, and a 25% noncontrolling ownership interest in KK Spain, for approximately $0.8 million in cash. As the Company has the ability to exercise significant influence over both KK Brazil and KK Spain, but does not have the ability to exercise control, the investments are accounted for using the equity method, and equity method earnings are recognized within Other income, net in the Consolidated Statements of Operations.

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
Divestiture of Insomnia Cookies
In the third quarter of fiscal 2024, the Company entered into an agreement to sell a portion of its shares of Insomnia Cookies for cash proceeds of $127.4 million. Also in the third quarter of fiscal 2024, the Company received additional cash of $45.0 million from Insomnia Cookies related to the settlement of an intercompany loan. The transaction resulted in the Company’s ownership of Insomnia Cookies declining from 75.0% to 34.7% with a loss of control. Accordingly, the Company deconsolidated Insomnia Cookies from the Company’s Consolidated Financial Statements and recorded a gain on divestiture of $90.5 million (gross of income taxes) which is included within Loss/(gain) on divestiture of Insomnia Cookies in the Consolidated Statements of Operations. The gain recognized in fiscal 2024 was calculated as follows:

July 17, 2024
Cash proceeds	$127,350
Fair value of retained noncontrolling interest in Insomnia Cookies	85,086
Carrying value of former noncontrolling interest in Insomnia Cookies	30,427
Less: Carrying value of net assets of Insomnia Cookies, including cash and cash equivalents	(152,408)
Gain on divestiture of Insomnia Cookies	$90,455
As the Company had the ability to exercise significant influence over Insomnia Cookies, but does not have the ability to exercise control, the investment was accounted for using the equity method. The fair value of the equity method investment of $85.1 million was estimated using a Monte Carlo simulation in a risk-neutral framework to model the likelihood of the Company’s potential future sale of its noncontrolling interest in Insomnia Cookies. The valuation methodology included assumptions and judgments regarding probability weighting, discount rates, operating results of Insomnia Cookies, and expected timing of a future exit by the investors. Equity method earnings were recognized within Other non-operating (income)/expense, net in the Consolidated Statements of Operations.
2023 Acquisitions
In the fiscal year ended December 31, 2023, there were no acquisitions accounted for as business combinations.
Equity Method Investment in KK France
In the fourth quarter of fiscal 2023, the Company invested approximately $1.4 million in cash to maintain a 33% noncontrolling ownership interest in Krispy Kreme Doughnuts France SAS (“KK France”). As the Company has the ability to exercise significant influence over KK France, but it does not exercise control, the investment is accounted for using the equity method, and equity method earnings are recognized within Other income, net on the Consolidated Statements of Operations.
Note 4 — Accounts Receivable, net
The components of Accounts receivable, net are as follows:

	December 28, 2025	December 29, 2024
Trade receivables, net	$55,736	$57,439
Other receivables, net	5,611	8,406
Receivables from related parties, net	264	1,877
Total accounts receivable, net	$61,611	$67,722
Receivables from related parties, net includes receivables from equity method investees. Refer to Note 17, Related Party Transactions, to the audited Consolidated Financial Statements for more information.

Note 5 — Inventories
The components of Inventories are as follows:

	December 28, 2025	December 29, 2024
Raw materials	$18,003	$20,698
Work in progress	156	328
Finished goods and purchased merchandise (1)	8,718	7,107
Total inventories	$26,877	$28,133
(1)During the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, the Company recognized inventory write-offs of $6.3 million, $2.8 million, and $11.2 million, respectively. The inventory write-offs in the fiscal year ended December 31, 2023 primarily related to the decision to exit the Branded Sweet Treats business.
Note 6 — Property and Equipment, net
Property and equipment, net consist of the following:

	December 28, 2025	December 29, 2024
Land	$9,522	$11,096
Buildings	166,035	163,116
Leasehold improvements	267,030	243,358
Machinery and equipment	439,925	409,876
Computer software	103,454	95,086
Construction and projects in progress	22,014	34,215
Property and equipment, gross	1,007,980	956,747
Less: Accumulated depreciation	(547,045)	(445,608)
Total property and equipment, net (1)	$460,935	$511,139
Computer software includes $9.7 million and $16.0 million of new costs to develop, code, test, and license software under hosting arrangements in the fiscal years ended December 28, 2025 and December 29, 2024, respectively. Software under hosting arrangements consists primarily of solutions that empower the Company’s consumer-facing website and mobile application. Total depreciation expense was $86.7 million, $90.0 million, and $88.9 million in the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.

Note 7 — Goodwill and Other Intangible Assets, net
Goodwill
Changes in the carrying amount of goodwill by reportable segment are as follows:

	U.S.	International	Market Development	Total
Balance as of December 31, 2023	$677,956	$294,468	$129,515	$1,101,939
Acquisitions	23,603	4,270	(17,736)	10,137
Divestiture of Insomnia Cookies	(54,803)	—	—	(54,803)
Foreign currency impact	—	(15,720)	—	(15,720)
Adjustments related to deferred taxes	6,028	—	—	6,028
Balance as of December 29, 2024	652,784	283,018	111,779	1,047,581
Measurement period adjustments related to fiscal year 2024 acquisitions	(516)	—	—	(516)
Goodwill impairment (1)	(270,162)	(85,796)	—	(355,958)
Foreign currency impact	—	21,157	—	21,157
Balance as of December 28, 2025	$382,106	$218,379	$111,779	$712,264
(1)Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, to the audited Consolidated Financial Statements for more information on the goodwill impairment.
Acquisitions of franchises result in a reclassification of goodwill between segments.
Other Intangible Assets
Other intangible assets consist of the following:

	December 28, 2025			December 29, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible assets with indefinite lives
Trade names and trademarks	$553,400	$—	$553,400	$553,400	$—	$553,400
Intangible assets with definite lives
Franchise agreements	27,154	(12,363)	14,791	27,154	(11,050)	16,104
Customer relationships	15,000	(8,142)	6,858	15,000	(7,277)	7,723
Reacquired franchise rights (1)	420,262	(197,562)	222,700	402,894	(160,187)	242,707
Total intangible assets with definite lives	462,416	(218,067)	244,349	445,048	(178,514)	266,534
Total intangible assets	$1,015,816	$(218,067)	$797,749	$998,448	$(178,514)	$819,934
(1)Reacquired franchise rights include the impact of foreign currency fluctuations associated with the respective countries.

Amortization expense related to intangible assets included in Depreciation and amortization expense was $31.3 million, $30.3 million, and $29.4 million for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.
Estimated future amortization expense as of December 28, 2025 is as follows:

Fiscal year	Estimated amortization expense
2026	$31,903
2027	31,632
2028	31,830
2029	30,953
2030	30,423
Thereafter	87,608
Total	$244,349
The aforementioned estimates do not reflect the impact of future foreign exchange rate changes.
Note 8 — Vendor Finance Programs
The following table presents liabilities related to vendor finance programs which the Company participates in as a buyer as of December 28, 2025 and December 29, 2024:

	December 28, 2025	December 29, 2024	Balance Sheet Location
Supply chain financing programs	$12,517	$6,912	Accounts payable
Structured payables programs	92,366	135,668	Structured payables
Total Liabilities	$104,883	$142,580
Changes in the vendor finance program balances are as follows:

	Supply Chain Financing Programs	Structured Payables Programs
Balance as of December 31, 2023	$51,239	$130,104
Proceeds received	41,765	376,189
Payments made	(62,804)	(345,327)
Divestiture of Insomnia Cookies	(23,186)	(25,109)
Foreign currency impact	(102)	(189)
Balance as of December 29, 2024	$6,912	$135,668
Proceeds received	12,353	291,028
Payments made	(6,960)	(334,576)
Foreign currency impact	212	246
Balance as of December 28, 2025	$12,517	$92,366

Note 9 — Long-Term Debt
The Company’s long-term debt obligations consists of the following:

	December 28, 2025	December 29, 2024
2023 Facility — term loan	$742,825	$647,500
2023 Facility — revolving credit facility	157,500	172,000
Short-term lines of credit	2,514	5,000
Less: Debt issuance costs	(2,904)	(3,322)
Financing obligations	77,894	79,725
Total long-term debt	977,829	900,903
Less: Current portion of long-term debt	(65,977)	(56,356)
Long-term debt, less current portion	$911,852	$844,547
2023 Secured Credit Facility
The Company is party to a credit agreement (“the 2023 Facility”) consisting of a $300.0 million senior secured revolving credit facility and a term loan with an original principal amount of $700.0 million. During the quarter ended June 29, 2025, the Company amended the 2023 Facility (referred to herein as the “2025 Amendment”) to, among other things, establish additional, incremental term loan commitments in an aggregate principal amount of $125.0 million. The 2023 Facility is secured by a first priority lien on substantially all of the Company’s personal property assets, certain real estate properties, and all of the Company’s domestic wholly owned subsidiaries. Loans made pursuant to the 2023 Facility may be used for general corporate purposes of the Company (including, but not limited to, financing working capital needs, capital expenditures, acquisitions, other investments, dividends, and stock repurchases) and for any other purpose not prohibited under the related loan documents. The 2025 Amendment imposed certain restrictions on the Company’s ability to make restricted payments, including dividends, if the leverage ratio under the 2023 Facility exceeds 3.00 to 1.00.
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
After consideration of outstanding borrowings and letters of credit secured by the 2023 Facility, the Company had $142.5 million and $128.0 million of available borrowing capacity under the revolving credit facility as of December 28, 2025 and December 29, 2024, respectively.
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
Borrowings under the 2023 Facility are generally subject to an interest rate of adjusted term SOFR plus a credit spread adjustment of 0.10% plus (i) 2.25% if the Company’s leverage ratio (as defined in the 2023 Facility) equals or exceeds 4.00 to 1.00, (ii) 2.00% if the Company’s leverage ratio is less than 4.00 to 1.00 but greater than or equal to 3.00 to 1.00, or (iii) 1.75% if the Company’s leverage ratio is less than 3.00 to 1.00. As of December 28, 2025 and December 29, 2024, the unhedged interest rate was 6.27% and 6.48% under the 2023 Facility, respectively. As of December 28, 2025 and December 29, 2024, $550.0 million out of the $742.8 million term loan balance and $500.0 million out of the $647.5 million term loan balance, respectively, was hedged, with the interest rate swap agreements scheduled to mature in March 2028. As of December 28, 2025 and December 29, 2024, the effective interest rates on the term loan were approximately 6.06% and 6.20%, respectively. The Company is required to make equal installments of 1.25% of the aggregate closing date principal amount of the term loan on the last day of each fiscal quarter. All remaining term loan and revolving loan balances are to be due at maturity in March 2028. Refer to Note 12, Derivative Instruments, to the audited Consolidated Financial Statements for further discussion of the interest rate swap arrangements.

The 2023 Facility allows the Company to obtain letters of credit by applying those amounts against the usage of the senior secured revolving credit facility. If obtained, the Company would be required to pay a fee equal to the Applicable Rate for SOFR-based loans on the outstanding amount of letters of credit plus a fronting fee to the issuing bank. Commitment fees on the unused portion of the senior secured revolving credit facility range from 0.25% to 0.375%, based on the Company’s leverage ratio. As of December 28, 2025 and December 29, 2024, the fee on the unused portion of the senior secured revolving credit facility was 0.25%, included in Interest expense in the Consolidated Statements of Operations.
Restrictions and Covenants
The 2023 Facility requires the Company to meet a maximum leverage ratio financial test. The leverage ratio is required to be less than 5.00 to 1.00 as of the end of each quarterly Test Period (as defined in the 2023 Facility) through maturity in March 2028. The leverage ratio under the 2023 Facility is defined as the ratio of (a) Total Indebtedness (as defined in the 2023 Facility, which includes all debt and finance lease obligations) minus unrestricted cash and cash equivalents to (b) a defined calculation of 2023 Facility Adjusted EBITDA for the most recently ended Test Period. The 2023 Facility Adjusted EBITDA for purposes of these restrictive covenants includes incremental adjustments beyond those included in the Company’s Adjusted EBITDA non-GAAP measure. Specifically, the 2023 Facility Adjusted EBITDA definition includes pro forma impact of EBITDA to be received from new shop openings and acquisitions for periods not yet in operation, certain acquisition related synergies and cost optimization activities, and incremental add-backs for pre-opening costs.
The 2023 Facility also contains covenants which, among other things, generally limit (with certain exceptions): mergers, amalgamations, or consolidations; the incurrence of additional indebtedness (including guarantees); the incurrence of additional liens; the sale, assignment, lease, conveyance, or transfer of assets; certain investments; dividends and stock redemptions or repurchases in excess of certain amounts; transactions with affiliates; engaging in materially different lines of business; and other activities customarily restricted in such agreements. The 2023 Facility also prohibits the transfer of cash or other assets to the parent company, whether by dividend, loan, or otherwise, but provides for exceptions to enable the parent company to pay taxes, directors’ fees, and operating expenses, as well as exceptions to permit dividends in respect of the Company’s common stock and stock redemptions and repurchases, to the extent permitted by the 2023 Facility. Subject to certain exceptions, the borrowings under the 2023 Facility are collateralized by substantially all of the Company’s assets (including its equity interests in its subsidiaries). As of December 28, 2025 and December 29, 2024, the Company was in compliance with the financial covenants related to the 2023 Facility.
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
The aggregate maturities of the 2023 Facility for each of the following three years by fiscal year are as follows:

Fiscal year	Principal Amount
2026	$52,312
2027	41,849
2028	806,164
Short-Term Lines of Credit
The Company is party to two agreements with existing lenders providing for short-term, uncommitted lines of credit up to an aggregate of $25.0 million. Borrowings under these short-term lines of credit are payable to the lenders on a revolving basis for tenors up to a maximum of three months and are subject to an interest rate of adjusted term SOFR plus a credit spread adjustment of 0.10% plus a margin of 1.75%. As of December 28, 2025 and December 29, 2024, the Company had drawn $2.5 million and $5.0 million, respectively, under the agreements which is classified within Current portion of long-term debt on the Consolidated Balance Sheets.

Cash Payments of Interest
Interest paid, inclusive of debt issuance costs, totaled $58.0 million, $56.9 million, and $55.8 million in the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.
Financing Obligations
The Company has long-term financing obligations primarily in the form of lease obligations (related to both Company-owned and franchised restaurants). Refer to Note 10, Leases, to the audited Consolidated Financial Statements for additional discussion of the financing obligations.
Note 10 — Leases
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
The Company included the following amounts related to operating and finance lease assets and liabilities within the Consolidated Balance Sheets:

		As of
		December 28, 2025	December 29, 2024
Assets	Classification
Operating lease (1)	Operating lease right of use asset, net	$395,523	$409,869
Finance lease	Property and equipment, net	53,233	72,221
Total lease assets		$448,756	$482,090

Liabilities
Current
Operating lease (2)	Current operating lease liabilities	$51,213	$46,620
Finance lease	Current portion of long-term debt	21,614	16,356
Noncurrent
Operating lease (3)	Noncurrent operating lease liabilities	395,895	405,366
Finance lease	Long-term debt, less current portion	56,280	63,369
Total lease liabilities		$525,002	$531,711
The Company has long-term contractual obligations primarily in the form of lease obligations related to Company-operated shops and franchised shops. Interest expense associated with the finance lease obligations is computed using the IBR at the time the lease is entered into and is based on the amount of the outstanding lease obligation.

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases were as follows:

	As of
	December 28, 2025	December 29, 2024
Weighted average remaining lease term:
Operating lease	10.0 years	10.6 years
Finance lease	5.3 years	5.9 years
Weighted average discount rate:
Operating lease	6.98%	7.04%
Finance lease	6.43%	6.58%
Lease costs were as follows:

		Fiscal Years Ended
		December 28, 2025	December 29, 2024	December 31, 2023
Lease cost	Classification
Operating lease cost	Selling, general and administrative expense	$2,695	$3,445	$3,541
Operating lease cost	Operating expenses	90,274	92,281	89,539
Short-term lease cost	Operating expenses	3,990	5,210	5,064
Variable lease costs	Operating expenses	29,798	27,941	31,726
Sublease income	Royalties and other revenues	(378)	(259)	(140)
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization expense	$19,102	$13,313	$7,639
Interest on lease liabilities	Interest expense, net	5,703	3,849	2,709
Supplemental disclosures of cash flow information related to leases were as follows:

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Other information
Cash paid for leases:
Operating cash flows for operating leases (1)	$122,283	$112,250	$117,977
Operating cash flows for finance leases	5,695	3,846	2,649
Financing cash flows for finance leases	28,402	12,528	8,442
Right of use assets obtained in exchange for new lease liabilities:
Operating leases	$50,389	$60,183	$86,549
Finance leases	47,808	43,832	22,785
(1)Operating cash flows for operating leases include variable rent payments which are not included in the measurement of lease liabilities. For the fiscal years ending December 28, 2025, December 29, 2024, and December 31, 2023, variable rent payments were $29.8 million, $27.9 million, and $31.7 million, respectively.
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
Future lease commitments to be paid by the Company as of December 28, 2025 were as follows:

Fiscal year	Operating Leases	Finance Leases
2026	$80,531	$25,919
2027	75,673	20,605
2028	64,468	16,399
2029	62,696	11,069
2030	53,504	3,268
Thereafter	304,679	15,504
Total lease payments	641,551	92,764
Less: Interest	(194,443)	(14,870)
Present value of lease liabilities	$447,108	$77,894
In the fiscal year ended December 28, 2025, the Company classified certain fleet assets previously recognized as lease assets as held for sale. These assets, which are expected to be sold within 12 months, are included in Current assets held for sale on the Consolidated Balance Sheets at the lower of carrying amount or fair value less cost to sell. The carrying amount of these trucks was $2.5 million as of December 28, 2025. No related liabilities were classified as held for sale, and no material gain or loss was recognized in connection with this classification. These lease assets do not constitute a discontinued operation.
In the fiscal year ended December 28, 2025, the Company completed sale-leaseback transactions whereby it disposed of the land at two real estate properties for proceeds of $10.9 million. The Company subsequently leased back the properties, which are accounted for as operating leases. The Company recognized cumulative gains on sale of $6.7 million, which are included in Other income, net on the Consolidated Statements of Operations.
In the fiscal year ended December 29, 2024, the Company completed a sale-leaseback transaction whereby it disposed of the land at two real estate property for proceeds of $6.3 million. The Company subsequently leased back the property, which is accounted for as an operating lease. The Company recognized a gain on sale of $1.6 million, which is included in Other income, net on the Consolidated Statements of Operations.
In fiscal year ended December 31, 2023, the Company completed sale-leaseback transactions whereby it disposed of the land at one real estate properties for proceeds of $10.0 million. The Company subsequently leased back the properties, which are accounted for as operating leases. The Company recognized cumulative gains on sale of $9.6 million, which are included in Other income, net on the Consolidated Statements of Operations.

Note 11 — Fair Value Measurements
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of December 28, 2025 and December 29, 2024:

December 28, 2025
Level 2
Assets:
Commodity derivatives	33
Total Assets	$33

Liabilities:
Interest rate derivatives	$8,386
Foreign currency derivatives	$12
Total Liabilities	$8,398

December 29, 2024
Level 2
Assets:
Interest rate derivatives	$362
Total Assets	$362

Liabilities:
Foreign currency derivatives	$749
Commodity derivatives	6
Total Liabilities	$755
There were no assets or liabilities measured using Level 1 or Level 3 inputs and no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the fiscal years ended December 28, 2025 and December 29, 2024. The Company’s derivatives are valued using discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates.
Note 12 — Derivative Instruments
The Company is exposed to certain risks relating to its ongoing business operations. Management evaluates various strategies in managing its exposure to market-based risks, such as entering into transactions to manage its exposure to commodity price fluctuation, floating interest rate volatility, and foreign currency exchange rate fluctuations. The Company does not hold or issue derivative instruments for trading purposes. The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its derivative instruments. The Company mitigates this risk of nonperformance by dealing with highly rated counterparties.
Commodity Price Risk
The Company uses forward contracts to protect against the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar, and shortening are the most significant, and the cost of fuel used by its delivery vehicles. Management has not designated these forward contracts as hedges. As of December 28, 2025 and December 29, 2024 the total notional amount of commodity derivatives was 0.6 million and 1.5 million gallons of fuel, respectively. They were scheduled to mature between January 2026 and March 2026, and January 2025 and October 2025, respectively. As of December 28, 2025 and December 29, 2024, the Company recorded an asset of less than $0.1 million and a liability of less than $0.1 million, respectively, related to the fair market values of its commodity derivatives. The settlement of commodity derivative contracts is reported in the Consolidated Statements of Cash Flows as a cash flow from operating activities.

Interest Rate Risk
The Company uses interest rate swaps to manage its exposure to interest rate volatility from its debt arrangements. Management has designated the swap agreements as cash flow hedges and recognized the changes in the fair value of these swaps in other comprehensive income. As of December 28, 2025 and December 29, 2024, the Company recorded a liability of $8.4 million and an asset of $0.4 million, respectively, related to the fair market values of its interest rate derivatives. The cash flows associated with the interest rate swaps are reflected in operating activities in the Consolidated Statements of Cash Flows, which is consistent with the classification as operating activities of the interest payments on the term loan.
In the second quarter of fiscal 2024, existing interest rate swap agreements (the “prior agreements”) with an aggregate notional amount of $505.0 million matured. Since then, the Company entered into new interest rate swap agreements (the “new agreements”) with an aggregate notional amount of $550.0 million as of December 28, 2025. The new agreements are substantially similar to the prior agreements with a higher notional amount and new rates on the fixed component of the swaps (weighted average of approximately of 4.0%). The new agreements have a benchmark rate on the floating component of the swaps of one-month SOFR and are scheduled to mature in March 2028.
The net effect of the interest rate swap arrangements will be to fix the variable interest rate on the term loan under the 2023 Facility (as defined in Note 9, Long-Term Debt, to the audited Consolidated Financial Statements) up to the notional amount outstanding at the rates payable under the swap agreements plus the Applicable Rate (as defined by the 2023 Facility), through the swap maturity dates in March 2028.
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
Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency risk primarily from its investments in consolidated subsidiaries that operate in Canada, the U.K., Ireland, Australia, New Zealand, Mexico, and Japan. In order to mitigate foreign exchange fluctuations, the Company enters into foreign exchange forward contracts. Management has not designated these forward contracts as hedges. As of December 28, 2025 and December 29, 2024, the total notional amount of foreign exchange derivatives was $65.6 million and $152.6 million, respectively. The majority matured in January 2026 and January 2025, respectively. As of December 28, 2025 and December 29, 2024, the Company has recorded liabilities of less than $0.1 million and $0.7 million, respectively, related to the fair market values of its foreign exchange derivatives.

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations
The following tables present the fair values of derivative instruments included in the Consolidated Balance Sheets as of December 28, 2025 and December 29, 2024 for derivatives not designated as hedging instruments and derivatives designed as hedging instruments, respectively. The Company only has cash flow hedges that are designated as hedging instruments.

	Derivatives Fair Value
Derivatives Not Designated as Hedging Instruments	December 28, 2025	December 29, 2024	Balance Sheet Location
Commodity derivatives	$33	$—	Prepaid expense and other current assets
Total Assets	$33	$—
Foreign currency derivatives	$12	$749	Accrued liabilities
Commodity derivatives	—	6	Accrued liabilities
Total Liabilities	$12	$755

	Derivatives Fair Value
Derivatives Designated as Hedging Instruments	December 28, 2025	December 29, 2024	Balance Sheet Location
Interest rate derivatives (current)	$—	$112	Prepaid expense and other current assets
Interest rate derivatives (noncurrent)	—	250	Other assets
Total Assets	$—	$362
Interest rate derivatives (current)	$3,741	$—	Accrued liabilities
Interest rate derivatives (noncurrent)	4,645	—	Other long-term obligations and deferred credits
Total Liabilities	$8,386	$—
The effect of derivative instruments on the Consolidated Statements of Operations for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023 is as follows:

	Derivative Gain/(Loss) Recognized in Income in Fiscal Years Ended
Derivatives Designated as Hedging Instruments	December 28, 2025	December 29, 2024	December 31, 2023	Location of Derivative Gain Recognized in Income
Gain on interest rate derivatives	$1,064	$7,663	$8,624	Interest expense, net
	$1,064	$7,663	$8,624

	Derivative (Loss)/Gain Recognized in Income in Fiscal Years Ended
Derivatives Not Designated as Hedging Instruments	December 28, 2025	December 29, 2024	December 31, 2023	Location of Derivative Gain/(Loss) Recognized in Income
Gain/(loss) on foreign currency derivatives	$737	$(404)	$(175)	Other non-operating (income)/expense, net
Gain/(loss) on commodity derivatives	39	107	(627)	Other non-operating (income)/expense, net
	$776	$(297)	$(802)

Note 13 — Employee Benefit Plans
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
KK Australia operates a defined contribution retirement benefit plan for its employees in Australia (the “Australia Plan”) and in New Zealand (the “New Zealand Plan”). The Company contributes 12% of employee compensation to the Australia Plan and matches employee contributions of up to 3% of compensation to the New Zealand Plan.
KK Canada operates a Registered Retirement Savings Plan (“RRSP”) for its employees in Canada (the “Canada Plan”) which allows eligible employees to contribute. For certain salaried employees, the Company will match eligible employee contributions up to 2.5% of their annual base salary.
In Mexico, there is a government‑mandated defined contribution plan known as Administradoras de Fondos para el Retiro (AFORE), which are financial institutions responsible for receiving, administering, and investing mandatory retirement contributions on behalf of employees, with the objective of providing income during retirement. Employers are required to comply with this statutory retirement plan. Under this defined contribution retirement plan, the employer is obligated to make contributions based on the employee’s salary, at a rate that ranges from 2% up to 13%, depending on the applicable statutory provisions. Employees are also required to contribute based on their salary, with contribution rates ranging from 0% to 2% of their monthly salary.
Total contribution plan expense for defined contribution plans was $10.7 million, $9.6 million, and $8.5 million for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.

Note 14 — Share-based Compensation
Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)
KKI issues time-vested RSUs and PSUs under the Krispy Kreme, Inc. 2021 Omnibus Incentive Plan (“Omnibus Plan”). Certain subsidiaries issue time-vested RSUs under their respective executive ownership plans and long-term incentive plans.
The time-vested RSUs are awarded to eligible employees and non-employee directors and entitle the grantee to receive shares of KKI common stock at the end of a vesting period. Certain RSUs vest 54 months from the date of grant. Certain RSUs vest over a 60-month period subsequent to the date of grant (with 60% vesting on the third anniversary of the date of grant, 20% vesting on the fourth anniversary of the date of grant, and 20% vesting on the fifth anniversary of the date of grant). Certain RSUs vest in 36 months from the date of grant. Certain RSUs vest over a 24-month period subsequent to the date of grant (with 60% vesting on the first anniversary of the date of grant and 40% vesting on the second anniversary of the date of grant). Throughout the vesting period and the holding period, shareholders are subject to the market risk on the value of their shares.
The PSU vesting is contingent upon the achievement of certain performance objectives and the awards are subject to a requisite service period. If the Company meets targets for the performance objectives at the end of the performance period, which is generally three fiscal years, the Company awards a resulting number of shares of its common stock to the award holders. The number of shares may be increased to a maximum (up to 200% of the target set at the grant date, for a majority of the awards) or reduced to a minimum threshold (a floor of zero) based on the achievement of these performance objectives in accordance with the terms established for the applicable grant. The Company estimates the probability that the performance objectives will be achieved periodically and adjusts compensation expenses accordingly.
KKI grants RSUs and PSUs to certain U.S. employees as well as certain employees of the Company’s subsidiaries, and grants RSUs to directors, all of which settle in shares of KKI common stock. KK U.K. has granted RSUs to certain U.K. employees which settled in ordinary shares of KK. U.K. KK Australia has granted RSUs to certain Australia employees that settle in ordinary shares of KK Australia. KK Mexico has granted RSUs to certain Mexico employees that settled in Series E shares of the stock of KK Mexico.
Excluding the Insomnia Cookies plan which was removed from the table below due to the divestiture, RSU and PSU activity under the various plans during the fiscal years presented is as follows:

(in thousands, except per share amounts)	Non-vested shares outstanding at December 31, 2023	Granted	Vested	Forfeited	Non-vested shares outstanding at December 29, 2024	Granted	Vested	Forfeited	Non-vested shares outstanding at December 28, 2025
KKI
RSUs and PSUs	6,785	1,934	1,893	842	5,984	8,777	1,805	2,287	10,669
Weighted Average Grant Date Fair Value	$14.54	14.19	14.80	14.94	$14.54	3.80	14.92	12.33	$5.97
KK U.K.
RSUs	7	—	—	—	7	—	5	2	—
Weighted Average Grant Date Fair Value	$29.80	—	—	—	$29.80	—	29.80	29.80	$—
KK Australia
RSUs	185	—	42	6	137	—	116	—	21
Weighted Average Grant Date Fair Value	$1.57	—	2.13	1.91	$1.57	—	1.57	—	$1.72
KK Mexico
RSUs	20	—	2	—	18	—	17	—	1
Weighted Average Grant Date Fair Value	$30.18	—	29.21	—	$30.18	—	29.21	—	$40.14
The Company recorded total non-cash compensation expense related to the RSUs and PSUs under the plans of $12.7 million, $30.0 million, and $20.6 million for fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively. The net deferred tax (expense)/benefit recognized was ($2.1 million), $1.2 million, and $2.1 million for fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.
The unrecognized compensation cost related to the unvested RSUs and PSUs and the weighted-average period over which such cost is expected to be recognized are as follows:

	As of December 28, 2025
	Unrecognized Compensation Cost	Recognized Over a Weighted- Average Period of
KKI	$38,257	2.4 years
KK Australia	6	0.7 years
KK Mexico	10	0.7 years
The estimated fair value of restricted stock is calculated using a market approach (i.e., market multiple is used for the KK U.K. plan and an agreed-upon EBITDA buyout multiple is used for KK Australia and KK Mexico plans).

The total grant date fair value of shares vested under the Omnibus Plan was $26.9 million, $28.1 million, and $7.8 million for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively. The total grant date fair value of shares vested under the KK U.K. plan was $0.1 million and $0.7 million for the fiscal years ended December 28, 2025 and December 31, 2023; no shares vested during the fiscal year ended December 29, 2024. The total grant date fair value of shares vested under the KK Australia plan was $0.2 million, $0.1 million, and $0.2 million for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively. The total grant date fair value of shares vested under the KK Mexico plan was $0.5 million and $0.1 million for the fiscal years ended December 28, 2025 and December 29, 2024, respectively; no shares vested during the fiscal year ended December 31, 2023.
Time-Vested Stock Options
KKI issues time-vested stock options under the Omnibus Plan. The stock options are awarded to eligible employees and entitle the grantee to purchase shares of common stock at the respective exercise price at the end of a vesting period. Certain stock options vest over a 60-month period subsequent to the grant date (with 60% vesting on the third anniversary of the date of grant, 20% vesting on the fourth anniversary of the date of grant, and 20% vesting on the fifth anniversary of the date of grant), and as such are subject to a service condition. Certain stock options vest 36 months from the date of grant. The maximum contractual term of the stock options is 10 years and certain stock option grants have a contractual term of six years.
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
The following weighted-average assumptions were utilized in determining the fair value of the time-vested stock options granted during the fiscal years presented:

	Fiscal Years Ended
	December 28, 2025	December 29, 2024
KKI
Risk-free interest rate	3.9%	3.7%
Expected volatility	55.2%	35.1%
Dividend yield	—%	1.0%
Expected term (years)	6.0 years	6.5 years

A summary of the status of the time-vested stock options as of December 28, 2025 and changes during fiscal years presented is as follows:

	Share options outstanding at				Share options outstanding at				Share options outstanding at
(in thousands, except per share amounts)	December 31, 2023	Granted	Exercised	Forfeited or expired	December 29, 2024	Granted	Exercised	Forfeited or expired	December 28, 2025
KKI
Options	2,993	—	—	331	2,662	2,060	—	2,164	2,558
Weighted Average Grant Date Fair Value	$5.90	—	—	6.10	$5.88	1.58	—	5.83	$2.46
Weighted Average Exercise Price	$14.30	—	—	14.61	$14.27	3.22	—	14.19	$5.43
Weighted Average Remaining Contractual Term (years)	7.5 years				7.1 years				5.5 years
Aggregate Intrinsic Value (in thousands)	$2,352				$—				$2,187
The Company recorded total non-cash compensation (benefit)/expense related to the time-vested stock options of $(0.1) million, $5.3 million, and $3.6 million for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.
The unrecognized compensation cost related to the unvested stock options and the weighted-average period over which such cost is expected to be recognized are as follows:

	As of December 28, 2025
	Unrecognized Compensation Cost	Recognized Over a Weighted- Average Period of
KKI	$2,952	2.2 years
During the fiscal years ended December 28, 2025 and December 29, 2024, 0.1 million and 1.5 million time-vested stock options vested, respectively. No time-vested stock options under the KKI plan vested nor were exercised during the fiscal year ended December 31, 2023.
Note 15 — Income Taxes
(Loss)/income before income taxes consists of:

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Domestic	$(452,522)	$20,439	$(59,174)
Foreign	(92,077)	(670)	18,180
(Loss)/income before income taxes	$(544,599)	$19,769	$(40,994)
Domestic (loss)/income before income taxes includes unallocated corporate costs, which include general corporate expenses. Presentation of prior year amounts relating to U.S. and Foreign income before taxes have been recast to conform with the current year presentation, in which intercompany eliminations are reflected in U.S. results. This had no effect on the reported results of operations.

The components of the provision for income taxes are as follows:

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Current:
Federal	$(4)	$112	$(2,213)
State	341	(147)	138
Foreign	14,395	12,922	16,214
Total current	$14,732	$12,887	$14,139
Deferred and other:
Federal	$(26,003)	$6,232	$(10,971)
State	(1,125)	(619)	(2,552)
Foreign	(8,424)	(2,546)	(4,963)
Total deferred and other	$(35,552)	$3,067	$(18,486)
Income tax (benefit)/expense	$(20,820)	$15,954	$(4,347)
Following the adoption of ASU 2023-09, the reconciliation of income taxes at the U.S. federal statutory income tax rate to the Company’s income tax provision (benefit) is as follows:

	December 28, 2025
	Amount	Percent
U.S. federal statutory rate	$(114,366)	21.0%
State and local income taxes, net of federal income tax effect(1)	(620)	0.1%
Foreign tax effects:
United Kingdom
Goodwill impairment	14,485	(2.7)%
Other	813	(0.1)%
Other foreign jurisdictions	10,096	(1.9)%
Effect of cross-border tax laws	(396)	0.1%
Tax credits	(404)	0.1%
Changes in valuation allowances	8,873	(1.6)%
Nontaxable or nondeductible items:
Goodwill impairment	52,216	(9.6)%
Other	4,873	(0.9)%
Changes in unrecognized tax benefits	222	(0.1)%
Other adjustments	3,388	(0.6)%
Effective tax rate	$(20,820)	3.8%
(1)State taxes in California, Florida, Georgia, New York City, South Carolina, Tennessee, and Virginia made up the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation of the statutory U.S. federal income tax rate and the Company’s effective tax rate for years prior to the adoption of ASU 2023-09 is as follows:

	December 29, 2024	December 31, 2023
Statutory federal rate	21.0%	21.0%
State income taxes, net of federal benefit	0.2	6.3
Foreign operations	22.5	(11.0)
Change in valuation allowance	13.6	(2.0)
Noncontrolling interest	1.1	(0.2)
Impact of uncertain tax positions	(3.3)	6.2
Other permanent differences	4.2	(0.6)
Deferred adjustments	0.5	(3.8)
Share-based compensation	25.4	(6.3)
Other	(4.5)	1.0
Effective tax rate	80.7%	10.6%
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
The Company continues to assert permanent reinvestment with respect to its initial basis differences of international affiliates but does not assert indefinite reinvestment on the earnings of the foreign subsidiaries with the exception of its subsidiaries in Canada. Furthermore, with the sale of its operations in Japan, the Company no longer asserts permanent reinvestment on the basis differences of KK Japan. No deferred taxes have been provided for with regard to the Company’s initial basis difference in international affiliates, with exception of KK Japan. Due to the complexities of tax law in the respective jurisdictions, it is not practicable to estimate the tax liability that might be incurred if such earnings were remitted to the U.S. The Company has not established a deferred tax liability for the earnings of the foreign subsidiaries (except KK Japan) as any distributions made from the corresponding relevant jurisdictions are expected to be made in a tax neutral manner.

The tax effects of temporary differences are as follows:

	As of
	December 28, 2025	December 29, 2024
Deferred income tax assets:
Disallowed interest expense	44,764	35,291
Lease liabilities	115,016	117,619
Foreign net operating loss carryforward	5,955	3,024
Federal net operating loss carryforward	19,110	10,541
Federal tax credits	13,606	18,058
State net operating loss and credit carryforwards	11,446	10,702
Other	30,600	35,033
Gross deferred income tax assets	240,497	230,268
Valuation allowance	(41,665)	(30,617)
Deferred income tax assets, net of valuation allowance	$198,832	$199,651
Deferred income tax liabilities:
Intangible assets	$(150,145)	$(157,245)
Subsidiary investments	—	(19,070)
Property and equipment	(16,955)	(20,484)
Foreign reacquired franchise rights	(27,500)	(23,112)
Lease right of use assets	(97,956)	(106,592)
Other	(1,601)	(1,824)
Gross deferred income tax liabilities	(294,157)	(328,327)
Net deferred income tax liabilities	$(95,325)	$(128,676)
The components of the deferred tax assets and liabilities as of December 28, 2025 exclude $2.3 million of deferred tax assets classified as held for sale.
The presentation of deferred income taxes on the Consolidated Balance Sheets is as follows:

	As of
	December 28, 2025	December 29, 2024
Included in:
Other assets	$911	$2,069
Deferred income taxes, net	(96,236)	(130,745)
Net deferred income tax liabilities	$(95,325)	$(128,676)
As of December 28, 2025, the Company had net operating loss (“NOL”) carryforwards of approximately $236.1 million for U.S. state tax purposes and $91.0 million for U.S. federal tax purposes. As of December 29, 2024, the Company had NOL carryforwards of approximately $220.4 million for U.S. state tax purposes and $50.2 million for U.S. federal tax purposes. U.S. federal NOL carryforwards are eligible to be carried forward indefinitely. A portion of the Company’s U.S. state tax carryforwards began to expire in fiscal 2024. As of December 28, 2025 and December 29, 2024 the Company had foreign NOL carryforwards of approximately $22.4 million and $10.9 million, respectively. As of December 28, 2025, $6.7 million of the foreign NOL carryforwards have a 10-year carryover period and the remaining $15.7 million have no expiration.
As of December 28, 2025, the Company had various tax credit carryforwards of $13.6 million for U.S. federal purposes and none for U.S. state purposes. As of December 29, 2024, the Company had various tax credit carryforwards of $18.1 million for U.S. federal purposes and none for U.S. state purposes. If not utilized, the credits can be carried forward between 10 and 20 years. A portion of the U.S. tax credit carryforwards expired in fiscal 2025. If certain substantial changes in the entity’s ownership occur, there would be an annual limitation on the amount of the NOLs and credits that can be utilized.

The valuation allowances of $41.7 million and $30.6 million as of December 28, 2025 and December 29, 2024 respectively, represent the portion of its deferred tax assets that the Company does not believe would more likely than not be realized in the future. As of December 28, 2025, the Company established a full valuation allowance against U.S. net definite lived deferred tax assets based on its evaluation of available evidence, including cumulative historical results.
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
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The legislation permanently extends certain expiring provisions of the Tax Cuts and Jobs Act, alters aspects of the U.S. international tax regime, and reinstates certain business tax provisions, among other changes. The OBBBA has multiple effective dates, with provisions becoming effective in 2025 through 2027. While we expect certain provisions of OBBBA to change the timing of U.S. cash taxes related to the current and future periods, OBBBA did not have a material impact to the Company’s income tax expense.
The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. With few exceptions, the Company is no longer subject to examination by U.S., state, or foreign tax authorities for years before 2020.
The amounts of cash income taxes paid by the Company were as follows:

As of
December 28, 2025
Federal	$152
State	724
Foreign:
Australia	1,275
Canada	1,478
Japan	2,019
Mexico	3,302
New Zealand	545
South Korea	861
United Kingdom	(3,623)
Other	3,082
Total	$9,815
Income tax payments, net of refunds, were $18.5 million, and $11.1 million in the fiscal years ended December 29, 2024 and December 31, 2023, respectively.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	As of
	December 28, 2025	December 29, 2024
Unrecognized tax benefits at beginning of year	$9,903	$10,536
Decreases related to positions taken in prior years	(74)	(559)
Decreases related to positions taken in prior years due to lapse of statute	(226)	(74)
Unrecognized tax benefits at end of year	$9,603	$9,903
Approximately all of the aggregate $9.6 million and $9.9 million of unrecognized income tax benefits as of December 28, 2025 and December 29, 2024, respectively, would, if recognized, impact the annual effective tax rate. The Company does not believe that changes in its uncertain tax benefits will result in a material impact during the next 12 months.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company’s Consolidated Balance Sheets reflect approximately $1.6 million of accrued interest and penalties as of both December 28, 2025 and December 29, 2024. Interest and penalties were not material during the years presented in the Company’s Consolidated Statements of Operations.
Note 16 — Commitments and Contingencies
Pending Litigation
Securities Litigation
On May 16, 2025, a shareholder of the Company filed a putative federal securities class action in the Western District of North Carolina against the Company, its Chief Executive Officer (“CEO”), and its former Chief Financial Officer (“CFO”). On June 30, 2025, a shareholder of the Company filed a similar putative federal securities class action in the Western District of North Carolina against the Company, its CEO, and its former CFO. Both actions allege that, throughout the proposed putative class periods, defendants made materially false and/or misleading statements and/or failed to disclose materially adverse facts concerning the Company’s business, operations, and prospects related to the Business Relationship Agreement with McDonald’s USA. Motions to consolidate the actions and appoint lead plaintiff were filed on June 15, 2025. On November 3, 2025, the court consolidated the actions. On November 20, 2025, the court appointed a lead plaintiff and lead counsel for the class. On November 25, 2025, the court entered a scheduling order governing the filing of an amended complaint and defendants’ response thereto. The amended complaint was filed on January 30, 2026. The motion to dismiss is due on March 31, 2026, and briefing will be complete on May 21, 2026. This matter is currently in the pleading phase. The Company has engaged external counsel and intends to vigorously defend against these claims. It is too soon to predict with any certainty what, if any, damages could be awarded if liability were found.
Data Breach Litigation
On June 16, 2025, the Company released a Notice of Data Breach stating that on November 29, 2024, the Company became aware of the 2024 Cybersecurity Incident (defined below) and on May 22, 2025, the Company’s investigation determined that personal information of certain individuals was affected. Beginning on June 20, 2025, several putative class action lawsuits were filed against the Company in the Middle District of North Carolina, the Western District of North Carolina, and in California state court. The complaints assert claims of negligence, negligence per se, unjust enrichment, breach of implied contract, breach of the implied covenant of good faith and fair dealing, breach of confidence, breach of fiduciary duty, breach of bailment, invasion of privacy, declaratory judgment, and violations of California and North Carolina statutory law, arising from the Company’s alleged failure to secure and safeguard the personally identifiable information and private health information of plaintiffs and purported class members. On August 19, 2025, plaintiffs in the California action voluntarily dismissed their case. On August 26, 2025, a hearing was held in the Western District of North Carolina on plaintiffs’ motion to consolidate the cases. Following the hearing, plaintiffs voluntarily dismissed the few cases remaining in the Middle District of North Carolina. On September 18, 2025, all cases were consolidated in the Western District of North Carolina. On October 17, 2025, plaintiffs filed an amended consolidated complaint.
The Company has engaged external counsel to defend against the data breach litigation. The Company has reached a settlement with plaintiffs in the amount of approximately $1.6 million, which the court preliminarily approved on March 5, 2026. A final approval hearing on the class action settlement is scheduled for July 6, 2026.
Shareholder Derivative Litigation
On June 13, 2025, June 25, 2025, and August 19, 2025 purported shareholders of the Company filed shareholder derivative actions in the Western District of North Carolina against its CEO, its former CFO, and current and former members of its Board of Directors. The actions allege that the derivative defendants breached their fiduciary duties by allowing the Company to issue materially false and misleading statements and failed to maintain adequate internal controls. On September 4, 2025, the court consolidated the derivative actions and designated co-lead counsel representing plaintiffs. On October 31, 2025, the court granted the parties’ joint motion to stay the consolidated derivative action until a decision is rendered on the motion to dismiss in the related securities class action or upon motion of one of the parties following 30 days’ notice. This matter is currently in the pleading phase, and the Company has engaged external counsel with respect to this matter.

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
Purchase Commitments
The Company is exposed to the effects of commodity price fluctuations on the cost of ingredients for its products, of which flour, sugar, and shortening are the most significant. In order to secure adequate supplies of products and bring greater stability to the cost of ingredients, the Company routinely enters into forward purchase contracts with vendors under which it commits to purchase agreed-upon quantities of ingredients at agreed-upon prices at specified future dates. Typically, the aggregate outstanding purchase commitment at any point in time will range from one month to several years of anticipated ingredients purchases, depending on the ingredient. In addition, from time to time the Company enters into contracts for the future delivery of equipment purchased for resale and components of doughnut-making equipment manufactured by the Company. As of December 28, 2025 and December 29, 2024, the Company had approximately $74.0 million and $98.9 million, respectively, of commitments under ingredient and other forward purchase contracts. These ingredient and other forward purchase contracts are for physical delivery in quantities expected to be used over a reasonable period in the normal course of business. These agreements often meet the definition of a derivative. However, the Company does not measure its forward purchase commitments at fair value as the amounts under contract meet the physical delivery criteria in the normal purchase exception under ASC 815, Derivatives and Hedging. While the Company has multiple vendors for most of the ingredients, the termination of the Company’s relationships with vendors with whom it has forward purchase agreements, or those vendors’ inability to honor the purchase commitments, could adversely affect the Company’s results of operations and cash flows.
Other Commitments and Contingencies
The Company’s primary banks and insurance carriers issued letters of credit and surety bonds on its behalf totaling $24.4 million and $20.8 million as of December 28, 2025 and December 29, 2024, respectively, a majority of which secure the Company’s reimbursement obligations to insurers under its self-insurance arrangements.
Note 17 — Related Party Transactions
Investments in Unconsolidated Entities
The following table summarizes the Company’s investments in unconsolidated entities:

	December 28, 2025	December 29, 2024
Insomnia Cookies (1)	$—	$86,574
Krispy Kreme-branded international franchisees (2)	7,413	4,496
Total investments in unconsolidated entities	$7,413	$91,070
(1)The Company held an equity interest in Insomnia Cookies as of December 29, 2024 subsequent to the divestiture of its controlling interest in Insomnia Cookies that occurred during the third quarter of fiscal 2024.The Company sold its remaining interest in Insomnia Cookies in the second quarter of fiscal 2025. As such, the Company did not hold an equity interest in Insomnia Cookies as of December 28, 2025. Refer to Note 3, Acquisitions and Divestitures, to the audited Consolidated Financial Statements for more information.
(2)The Company holds a 33% equity interest in franchisee KK France, a 45% equity interest in franchisee KK Brazil, and a 25% equity interest in franchisee KK Spain as of December 28, 2025. The interests in KK Brazil and KK Spain were acquired during the second quarter of fiscal 2024. Refer to Note 3, Acquisitions and Divestitures, to the audited Consolidated Financial Statements for more information.

Revenues from sales of ingredients and equipment to the equity method franchisees were $15.5 million, $11.9 million, and $9.5 million for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively. Royalty revenues from these franchisees were $1.7 million for the fiscal year ended December 28, 2025, and $1.6 million for both the fiscal years ended December 29, 2024, and December 31, 2023. Trade receivables from these franchisees are included in Accounts receivable, net on the Consolidated Balance Sheets. These transactions were conducted pursuant to franchise agreements, the terms of which are substantially the same as the agreements with unaffiliated franchisees. Refer to Note 4, Accounts Receivable, net, to the audited Consolidated Financial Statements for more information.
Other Related Party Activity
Keurig Dr Pepper Inc. (“KDP”), an affiliated company of JAB, licenses the Krispy Kreme trademark for the Company in the manufacturing of portion packs for the Keurig brewing system. KDP also sells beverage concentrates and packaged beverages to the Company for resale through Krispy Kreme shops. Licensing revenues from KDP were $2.1 million, $2.4 million, and $2.2 million for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.
The Company had service agreements with BDT Capital Partners, LLC (“BDT”), previously a greater than 5% stockholder of KKI, to provide advisory services to the Company, including valuation services related to certain acquisitions. No related costs were incurred for the fiscal year ended December 28, 2025 and December 31, 2023, respectively. The Company recognized expenses of $0.5 million related to the service agreements with BDT for the fiscal year ended December 29, 2024.
The Company granted loans to employees of KKI, KK U.K., KK Australia, KK Mexico and Insomnia Cookies for the purchase of shares in those subsidiaries. The balance of these loans was $1.8 million and $1.9 million as of December 28, 2025 and December 29, 2024, respectively, and it is presented as a reduction from Shareholders’ equity on the Consolidated Balance Sheets.
Note 18 — Revenue Recognition
Disaggregation of Revenues
Revenues are disaggregated as follows:

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Company Shops, Fresh Delivery, and Branded Sweet Treats	$1,445,211	$1,574,449	$1,592,573
Mix and equipment revenue from franchisees	40,909	53,329	58,593
Franchise royalties and other	36,496	37,619	34,938
Total net revenues	$1,522,616	$1,665,397	$1,686,104
Other revenues include advertising fund contributions from franchisees, rental income, development and franchise fees, and licensing royalties from customers for use of the Krispy Kreme brand, such as Keurig coffee cups.
Contract Balances
Deferred revenue and related receivables are as follows:

	December 28, 2025	December 29, 2024	Balance Sheet Location
Trade receivables, net of allowances of $976 and $1,060, respectively	$55,736	$57,439	Accounts receivables, net
Deferred revenue:
Current	$16,668	$16,506	Accrued liabilities
Noncurrent	9,780	8,569	Other long-term obligations and deferred credits
Total deferred revenue	$26,448	$25,075

Trade receivables at the end of each fiscal year relate primarily to payments due for royalties, franchise fees, advertising fees, sale of products, and licensing fees. Deferred revenue primarily represents the Company’s remaining performance obligations under gift cards and franchise and development agreements for which consideration has been received or is receivable and is generally recognized on a straight-line basis over the remaining term of the related agreement. The noncurrent portion of deferred revenue primarily relates to the remaining performance obligations in the franchise and development agreements. Of the deferred revenue balances as of December 29, 2024, $10.1 million was recognized as revenue in the fiscal year ended December 28, 2025. Of the deferred revenue balance as of December 31, 2023, $13.5 million was recognized as revenue in fiscal the year ended December 29, 2024.
Transaction Price Allocated to Remaining Performance Obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially satisfied as of December 28, 2025 is as follows:

Fiscal year
2026	$10,940
2027	3,554
2028	2,799
2029	1,416
2030	675
Thereafter	7,064
$26,448
The estimated revenue in the table above relates to gift cards, consumer loyalty programs, and franchise fees paid upfront which are recognized over the life of the franchise agreement. The estimated revenue does not contemplate future issuances of gift cards nor benefits to be earned by members of consumer loyalty programs. The estimated revenue also does not contemplate future franchise renewals or new franchise agreements for shops for which a franchise agreement or development agreement does not exist as of December 28, 2025. The Company has applied the sales-based royalty exemption which permits exclusion of variable consideration in the form of sales-based royalties from the disclosure of remaining performance obligations in the table above.
Note 19 — Net (Loss)/Earnings per Share
The following table presents the calculations of basic and diluted EPS:

	Fiscal Years Ended
(in thousands, except per share amounts)	December 28, 2025	December 29, 2024	December 31, 2023
Net (loss)/income attributable to Krispy Kreme, Inc.	$(515,767)	$3,095	$(37,925)
Adjustment to net (loss)/income attributable to common shareholders	—	—	—
Accretion to redemption value of redeemable noncontrolling interest	(4,290)	$—	$—
Net (loss)/income attributable to common shareholders — Basic	$(520,057)	$3,095	$(37,925)
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(10)	(20)	(28)
Net (loss)/income attributable to common shareholders — Diluted	$(520,067)	$3,075	$(37,953)
Basic weighted average common shares outstanding	170,923	169,341	168,289
Dilutive effect of outstanding common stock options, RSUs, and PSUs	—	2,159	—
Diluted weighted average common shares outstanding	170,923	171,500	168,289
(Loss)/earnings per share attributable to common shareholders:
Basic	$(3.04)	$0.02	$(0.23)
Diluted	$(3.04)	$0.02	$(0.23)

Potential dilutive shares consist of unvested RSUs and PSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes certain unvested RSUs granted under certain subsidiaries’ executive ownership plans and long-term incentive plans, because their inclusion would have been antidilutive. Refer to Note 14, Share-based Compensation, to the audited Consolidated Financial Statements for further information about the plans.
The following table summarizes the gross number of potential dilutive unvested RSUs and PSUs excluded due to antidilution (unadjusted for the treasury stock method):

	Fiscal Years Ended
(in thousands)	December 28, 2025	December 29, 2024	December 31, 2023
KKI	10,669	1,421	6,785
KK Australia	21	—	—
KK U.K.	—	7	7
Insomnia Cookies	—	—	47
KK Mexico	—	—	—
For the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, all 2.6 million, 2.7 million, and 3.0 million time-vested stock options, respectively, were excluded from the computation of diluted weighted average common shares outstanding based on application of the treasury stock method.
Note 20 — Segment Reporting
The Company conducts business through the following three reportable operating segments:
•U.S.: Includes all Company-owned operations in the U.S., and Insomnia Cookies Bakeries globally through the date of deconsolidation (refer to Note 3, Acquisitions and Divestitures, to the audited Consolidated Financial Statements for more information);
•International: Includes all Company-owned operations in the U.K., Ireland, Australia, New Zealand, Mexico, and Canada, as well as Japan for all periods covered by the accompanying audited Consolidated Financial Statements; and
•Market Development: Includes franchise operations across the globe.
Unallocated corporate costs are excluded from the Company’s measurement of segment performance. These costs include general corporate expenses not attributable to a specific reportable segment.
Segment information is identified and prepared on the same basis that the CEO, the Company’s CODM, evaluates financial results, allocates resources and makes key operating decisions. The CODM allocates resources and assesses performance based on geography and line of business, which represents the Company’s operating segments.
The primary financial measures used by the CODM to evaluate the performance of its operating segments are net revenues and segment Adjusted EBIT. For all of the segments, the measure most consistent with results reported in accordance with GAAP that the CODM uses to monitor and evaluate operating performance and to provide a consistent benchmark for comparison across reporting periods is Adjusted EBIT. This measure is prepared on a non-GAAP basis and as such the expense captions underlying it are designated as “adjusted.” The adjustments made are explained in the footnotes to the table that follows, which presents the reconciliation of net (loss)/income to Adjusted EBIT.
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

The reportable segment results are as follows:

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
U.S.
Net revenues	$913,050	$1,058,736	$1,104,944
Less:
Product and distribution costs, adjusted	222,686	251,417	274,828
Operating expenses, adjusted	524,847	563,033	556,283
Selling, general and administrative expense, adjusted	68,483	98,629	111,584
Marketing expenses, adjusted	28,816	31,395	31,407
Other segment items (1)	(11,416)	1,495	(137)
Depreciation expense and amortization of right of use assets, adjusted	63,489	60,406	56,529
Total U.S. Adjusted EBIT	$16,145	$52,361	$74,450

International
Net revenues	$535,088	$519,102	$489,631
Less:
Product and distribution costs, adjusted	122,001	125,075	120,015
Operating expenses, adjusted	264,613	242,392	214,395
Selling, general and administrative expense, adjusted	52,761	48,441	47,013
Marketing expenses, adjusted	13,201	11,421	10,971
Other segment items (1)	(559)	1,057	705
Depreciation expense and amortization of right of use assets, adjusted	32,958	31,309	28,367
Total International Adjusted EBIT	$50,113	$59,407	$68,165

Market Development
Net revenues	$74,478	$87,559	$91,529
Less:
Product and distribution costs, adjusted	22,600	32,140	37,969
Selling, general and administrative expense, adjusted	4,527	4,449	7,213
Other segment items (1)	3,259	3,066	3,381
Depreciation expense and amortization of right of use assets, adjusted	143	154	259
Total Market Development Adjusted EBIT	$43,949	$47,750	$42,707

Total Reportable Segment
Total reportable segment net revenues	$1,522,616	$1,665,397	$1,686,104
Total reportable segment Adjusted EBIT	$110,207	$159,518	$185,322
(1)The U.S. and International segments’ other segment items consist of pre-opening costs and other income, net. The Market Development segment other segment items consist of operating expenses, marketing expenses, pre-opening costs, and other income, net.

The following table presents a reconciliation of net (loss)/income to Adjusted EBIT:

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Net (loss)/income	$(523,779)	$3,815	$(36,647)
Interest expense, net	65,795	60,066	50,341
Income tax (benefit)/expense	(20,820)	15,954	(4,347)
Share-based compensation	12,865	35,149	24,196
Employer payroll taxes related to share-based compensation	307	358	395
Loss/(gain) on divestiture of Insomnia Cookies	11,501	(90,455)	—
Goodwill impairment	355,958	—	—
Other non-operating (income)/expense, net (1)	(1,967)	1,885	3,798
Strategic initiatives (2)	39,847	19,993	29,057
Acquisition and integration expenses (3)	(111)	3,282	511
New market penetration expenses (4)	560	1,407	1,380
Shop closure expenses, net (5)	56,394	4,861	17,335
Restructuring and severance expenses (6)	6,396	7,561	5,050
Gain on remeasurement of equity method investment (7)	—	(5,579)	—
Gain on sale-leaseback	(6,749)	(1,569)	(9,646)
Gain on refranchising (8)	(1,358)	—	—
Other (9)	8,340	3,203	4,307
Amortization of acquisition related intangibles (10)	31,279	30,297	29,373
Unallocated corporate costs (11)	75,749	69,290	70,219
Reportable segment Adjusted EBIT	$110,207	$159,518	$185,322
(1)Primarily foreign translation gains and losses in each period, as well as equity method income from Insomnia Cookies following the divestiture of a controlling interest during fiscal 2024 until the sale of our remaining interest in the second quarter of fiscal 2025. Refer to Note 3, Acquisitions and Divestitures, to the audited Consolidated Financial Statements for more information.
(2)Fiscal 2025 consists primarily of $33.6 million in costs associated with the U.S. national expansion (including McDonald’s USA), including exit costs associated with termination of the Business Relationship Agreement with McDonald’s USA, and $2.8 million in costs for the evaluation of potential opportunities to refranchise certain equity markets. Fiscal 2024 consists primarily of $8.2 million in costs associated with the divestiture of the Insomnia Cookies business, $7.3 million in costs preparing for the U.S. national expansion (including McDonald’s USA), and $4.0 million in costs associated with global transformation. Fiscal 2023 consists primarily of costs associated with global transformation of $5.9 million and U.S. initiatives such as the decision to exit the Branded Sweet Treats business, including property, plant and equipment impairments, inventory write-offs, employee severance, and other related costs of $17.8 million.
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
(6)Fiscal 2025 consists primarily of costs associated with restructuring of the U.S. and U.K. businesses. Fiscal 2024 consists primarily of costs associated with the restructuring of the U.S. and U.K. executive teams. Fiscal 2023 consists primarily of costs associated with restructuring of the global executive team.
(7)Consists of a gain related to the remeasurement of the equity method investments in KremeWorks USA, LLC and KremeWorks Canada, L.P. to fair value immediately prior to the acquisition of the shops. Refer to Note 3, Acquisitions and Divestitures, to the audited Consolidated Financial Statements for more information.
(8)Includes gains and losses on the deconsolidation of assets and liabilities associated with the refranchising of certain Krispy Kreme shops.

(9)Fiscal 2025 and fiscal 2024 consist primarily of $7.4 million and $3.1 million, respectively, related to remediation of the 2024 Cybersecurity Incident, including fees for cybersecurity experts and other advisors, net of $2.4 million of insurance proceeds received in fiscal 2025 relating to these costs. Fiscal 2023 consists primarily of legal and other regulatory expenses incurred outside the ordinary course of business.
(10)Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the Consolidated Statements of Operations.
(11)Corporate expenses are not included in the CODM’s measure of segment profitability. These amounts are presented as a reconciling item between total reportable segment Adjusted EBIT and consolidated Adjusted EBIT. In fiscal 2025 and fiscal 2024, corporate expenses consist primarily of $63.8 million and $65.2 million, respectively, in selling, general and administrative expenses, which principally comprise payroll and benefits for corporate functions, professional fees, enterprise information technology, and other headquarters costs.
Geographical information related to consolidated revenues and long-lived assets is as follows:

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Net revenues:
U.S.	$937,747	$1,091,597	$1,144,564
U.K.	159,469	158,459	154,775
Australia / New Zealand	117,876	122,737	117,328
Mexico	125,163	127,230	120,072
All other	182,361	165,374	149,365
Total net revenues	$1,522,616	$1,665,397	$1,686,104

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Long-lived assets:
U.S.	$600,729	$664,299	$735,955
U.K.	71,627	82,140	79,039
Australia / New Zealand	64,320	56,399	62,080
Mexico	75,328	61,943	69,616
All other	44,454	56,227	48,494
Total long-lived assets	$856,458	$921,008	$995,184
Total long-lived assets consist of Property and equipment, net and Operating lease right of use asset, net.

Note 21 — Redeemable Noncontrolling Interests
The Company maintains agreements with its joint venture partners who hold noncontrolling interests in the Company’s consolidated subsidiaries W.K.S. Krispy Kreme and KK Canada, which include contractual put options. The put options, held by the noncontrolling joint venture partners, provide the right for each such partner to sell its remaining interest in W.K.S. Krispy Kreme and KK Canada to the Company based on a predetermined formula. The put options become exercisable upon the passage of time.
The noncontrolling interests are considered redeemable due to the existence of the put options as (i) the noncontrolling joint venture partners can put their shares of W.K.S. Krispy Kreme and KK Canada to the Company, (ii) the put is outside the Company’s control; and (iii) it is probable of becoming redeemable solely based on the passage of time. The put options cannot be separated from the noncontrolling interest and did not require bifurcation from the noncontrolling interest under the guidance in ASC 815.
The noncontrolling interest is classified as redeemable noncontrolling interest within Mezzanine equity on the Consolidated Balance Sheets. When redeemable noncontrolling interest becomes redeemable, or it is probable of becoming redeemable, its value is adjusted to the greater of the current redemption value or carrying value. The redemption value is remeasured on a quarterly basis based on the predetermined formula set forth in the Company’s agreements with the joint venture partners.
Changes in the redeemable noncontrolling interests are as follows:

As of
December 28, 2025
Balance as of December 29, 2024	$27,297
Net loss attributable to redeemable noncontrolling interest	(8,129)
Accretion to redemption value	4,290
Foreign currency impact	723
Balance at December 28, 2025	$24,181

Note 22 — Subsequent Events
Subsequent to the balance sheet date, the noncontrolling interest holders in the Company’s consolidated subsidiary KK Canada notified the Company of their election to exercise their rights to require the Company to redeem all interests held by such noncontrolling interest holders, which will require the Company to purchase the additional 43.48% equity interest in KK Canada. The purchase will increase the Company’s ownership from 56.52% to 100%. The purchase price for the additional equity interest is approximately $20 to $25 million and is expected to be paid during the second quarter of 2026.
On March 2, 2026, the Company completed the sale of its operations in Japan pursuant to the Japan Share Purchase Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
In connection with the preparation of this Annual Report, an evaluation was conducted by the Company’s management, with participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 28, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s management concluded that our disclosure controls and procedures were effective as of December 28, 2025.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 28, 2025 based on the framework and criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that our internal control over financial reporting was effective as of December 28, 2025.
Remediation of the Previously Disclosed Material Weakness in the Non-Routine Goodwill Impairment Assessment
As previously disclosed in Item 4 of Part I of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2025 (the “2025 Q2 10-Q”), a material weakness was identified related to the review of significant inputs and assumptions utilized in the goodwill impairment assessment performed outside of management’s routine annual assessment. Specifically, the control activities were not executed at the appropriate level of precision to prevent or detect a material misstatement. Primarily in the fourth quarter of fiscal 2025, management implemented a series of measures designed to (i) enhance the level of precision of the review of goodwill impairment assessments utilizing additional resources, and (ii) improve the supporting documentation related to reviews of significant inputs and assumptions associated with the Company’s goodwill impairment assessments, which included:
•Engaging an independent, qualified valuation specialist with significant experience in the valuation of intangible assets and reporting units to assist management in performing the annual and interim goodwill impairment assessments.
•Implementing several robust management review controls, including evaluation of the valuation specialist, review and approval over key assumptions used in the impairment analysis, such as forecasts, discount rates, revenue growth projections, terminal value assumptions, and market comparables and review of the valuation methodology and source data.
These actions have been in place for a sufficient period of time, and management has performed adequate testing to conclude that these controls are operating effectively. As a result, management has concluded that this material weakness has been remediated.

Remediation of the Previously Disclosed Material Weakness in System Controls
As previously disclosed in the 2025 Q2 10-Q, management concluded that the material weakness in internal control over financial reporting related to access that could enable the creation of journal entries without review and approval, which was disclosed in Item 9A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 29, 2024, was remediated as of June 29, 2025. Management designed and implemented during the second quarter of fiscal 2025 additional and enhanced controls to prevent and detect access that could enable the creation of journal entries without review and approval. In addition, management implemented certain system controls to enable proper segregation of duties related to journal entry data and processes, and expects to continue to enhance system controls to strengthen our control environment. These actions were in place for a sufficient period of time, and management performed adequate testing to conclude that these controls are operating effectively.
Changes in Internal Controls over Financial Reporting
Except as discussed above related to remediation of the material weakness in the non-routine goodwill impairment assessment, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal quarter ended December 28, 2025.
Attestation of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Item 8 of Part II of this Annual Report.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item, including information about our Directors, Executive Officers, Audit Committee, Insider Trading Policy, and Code of Conduct, is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 28, 2025.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 28, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 28, 2025.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 28, 2025.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 28, 2025.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) List the Following Documents Filed as Part of this Annual Report:
1.Financial Statements
See Index to Consolidated Financial Statements in Item 8 of this Annual Report.
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

10.4†	Employee Stock Purchase Plan (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.5†
Krispy Kreme Holdings, Inc. Long-Term Incentive Plan (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.6†
Award Under the Krispy Kreme Holdings, Inc. Long-Term Incentive Plan Restricted Stock Unit Grant Notice (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.7†
Stock Option Award Terms and Conditions Under Krispy Kreme Holdings, Inc. Long-Term Incentive Plan (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.8†
Restricted Stock Unit Award Terms and Conditions Under Krispy Kreme Holdings, Inc. Long-Term Incentive Plan (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A, File number 333-256664, filed on June 22, 2021, and incorporated by reference herein)

10.9
Exclusive distribution agreement dated March 15, 2022, by and among Krispy Kreme Doughnut Corporation and BakeMark USA LLC (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, File number 001-40573, filed on August 8, 2025, and incorporated by reference herein)

10.10†	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, File number 001-40573, filed on August 8, 2025, and incorporated by reference herein)

10.11†
Form of Performance-Based Restricted Stock Unit Agreement (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, File number 001-40573, filed on August 8, 2025, and incorporated by reference herein)

10.12†	Form of Option Agreement (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, File number 001-40573, filed on August 8, 2025, and incorporated by reference herein)

10.13†
Form of Restricted Stock Unit Award Agreement (2025 Retention Grant) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File number 001-40573, filed on November 6, 2025, and incorporated by reference herein)

10.14†
Form of Performance-Based Restricted Stock Unit Award Agreement (2025 Retention Grant) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, File number 001-40573, filed on November 6, 2025, and incorporated by reference herein)

10.15†
Form of Option Award Agreement (2025 Retention Grant) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, File number 001-40573, filed on November 6, 2025, and incorporated by reference herein)

10.16
Credit Agreement, dated March 23, 2023, by and among Krispy Kreme, Inc., Cotton Parent, Inc., Krispy Kreme Doughnuts, Inc., the other borrowers party thereto from time to time, the lenders party thereto and BNP Paribas as administrative agent and collateral agent (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, File number 001-40573, filed on August 8, 2025, and incorporated by reference herein)

10.17†
Transition & Director and Advisor Services Agreement effective December 1, 2023 between Michael Tattersfield, Krispy Kreme, Inc., and Krispy Kreme Doughnut Corporation (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, File number 001-40573, filed on August 8, 2025, and incorporated by reference herein)

10.18†
Key Employment Agreement among Krispy Kreme, Inc., Krispy Kreme Doughnut Corporation, and Joshua Charlesworth, dated October 12, 2023 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, File number 001-40573, filed on August 8, 2025, and incorporated by reference herein)

10.19†
Agreement and General Release, dated as of January 10, 2025, by and between Krispy Kreme Doughnut Corporation and Matthew Spanjers (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, File number 001-40573, filed on August 8, 2025, and incorporated by reference herein)

10.20
Incremental Assumption Agreement and Amendment No. 1 to Credit Agreement, dated May 2, 2025, by and among Krispy Kreme, Inc., Cotton Parent, Inc., Krispy Kreme Doughnuts, Inc., the other loan parties party thereto, the lenders party thereto and BNP Paribas as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File number 001-40573, filed on May 8, 2025, and incorporated by reference herein)

10.21
Incremental Assumption Agreement and Amendment No. 2 to Credit Agreement, dated May 7, 2025, by and among Krispy Kreme, Inc., Cotton Parent, Inc., Krispy Kreme Doughnuts, Inc., the other loan parties party thereto, the lenders party thereto and BNP Paribas as administrative agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, File number 001-40573, filed on May 8, 2025, and incorporated by reference herein)

10.22
Unit Purchase Agreement, dated June 10, 2025, among Verlinvest Cookies Holdings, Inc., Mistral Sleepless Holdings 2, LLC, and Krispy Kreme Doughnut Corporation (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, File number 001-40573, filed on August 8, 2025, and incorporated by reference herein)

10.23*	Share Purchase Agreement, dated December 18, 2025, by and among Krispy Kreme Doughnut Japan Co. Ltd, Krispy Kreme Doughnut Corporation, and Lei, Inc.

19.1	Krispy Kreme, Inc. Insider Trading Policy (filed as Exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q, File number 001-40573, filed on August 8, 2025, and incorporated by reference herein)

21.1*	List of Subsidiaries

23.1*	Consent of Grant Thornton LLP, an Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act

31.2*	Certification of Chief Financial Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act

32.1**
Certifications of Chief Executive Officer and Chief Financial Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code

97.1†***	Krispy Kreme, Inc. Clawback Policy

101*
The following financial statements from the Company’s Annual Report for the year ended December 28, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive (Loss)/Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_________________________________________
*    Filed herewith.
**    Furnished herewith.
***    Previously filed; being refiled solely to correct formatting. No substantive changes have been made.
†    Compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf of the undersigned, thereunto duly authorized.

Date: March 6, 2026
Krispy Kreme, Inc.

	By:	/s/ Josh Charlesworth
	Name:	Josh Charlesworth
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated as of March 6, 2026.

Signature	Title

/s/ Josh Charlesworth	Director, President and Chief Executive Officer
Josh Charlesworth	(Principal Executive Officer)

/s/ Raphael Duvivier	Chief Financial Officer
Raphael Duvivier	(Principal Financial Officer)

/s/ Joseph J. Esposito	Chief Accounting Officer
Joseph J. Esposito	(Principal Accounting Officer)

/s/ Patricia Capel	Director, Chair of the Board
Patricia Capel

/s/ Marissa Andrada	Director
Marissa Andrada

/s/ David Deno	Director
David Deno

/s/ Patrick Grismer	Director
Patrick Grismer

/s/ Bernardo Hees	Director
Bernardo Hees

/s/ Gerhard Pleuhs	Director
Gerhard Pleuhs

/s/ Easwaran Sundaram	Director
Easwaran Sundaram