Form 10-Q
period 2026-03-29
Krispy Kreme, Inc.
filed 2026-05-08
CIK 1857154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026

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

The registrant had outstanding 172.4 million shares of common stock as of April 30, 2026.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Krispy Kreme, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Quarter Ended
	March 29, 2026 (13 weeks)	March 30, 2025 (13 weeks)
Net revenues
Product sales	$357,438	$366,479
Royalties and other revenues	9,596	8,705
Total net revenues	367,034	375,184
Product and distribution costs	88,330	90,736
Operating expenses	188,106	198,843
Selling, general and administrative expense	58,033	59,405
Marketing expenses	10,119	10,239
Pre-opening costs	194	929
Other asset impairments	1,888	162
Gain on refranchising, net	(8,885)	—
Other expenses, net	759	1,238
Depreciation and amortization expense	32,115	33,901
Operating loss	(3,625)	(20,269)
Interest expense, net	15,624	16,196
Other non-operating income, net	(159)	(393)
Loss before income taxes	(19,090)	(36,072)
Income tax expense/(benefit)	3,583	(2,667)
Net loss	(22,673)	(33,405)
Net income/(loss) attributable to noncontrolling interest	111	(121)
Net loss attributable to Krispy Kreme, Inc.	$(22,784)	$(33,284)
Net loss per share:
Common stock — Basic	$(0.16)	$(0.22)
Common stock — Diluted	$(0.16)	$(0.22)
Weighted average shares outstanding:
Basic	172,019	170,291
Diluted	172,019	170,291
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Comprehensive (Loss)/Income (Unaudited)
(in thousands)

	Quarter Ended
	March 29, 2026 (13 weeks)	March 30, 2025 (13 weeks)
Net loss	$(22,673)	$(33,405)
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustment	2,460	8,486
Unrealized income/(loss) on cash flow hedges, net of income taxes (1)	3,780	(4,567)
Total other comprehensive income	6,240	3,919
Comprehensive loss	(16,433)	(29,486)
Net income/(loss) attributable to noncontrolling interest	111	(121)
Foreign currency translation adjustment attributable to noncontrolling interest	(213)	73
Total comprehensive loss attributable to noncontrolling interest	(102)	(48)
Comprehensive loss attributable to Krispy Kreme, Inc.	$(16,331)	$(29,438)
(1)Net of income tax (expense)/benefit of ($1.3 million) and $1.5 million for the quarters ended March 29, 2026 and March 30, 2025, respectively.
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	(Unaudited) March 29, 2026	December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$74,218	$42,390
Restricted cash	490	501
Accounts receivable, net	53,462	61,611
Inventories	27,218	26,877
Taxes receivable	10,983	10,854
Current assets held for sale	1,886	13,294
Prepaid expense and other current assets	18,606	18,927
Total current assets	186,863	174,454
Property and equipment, net	383,289	460,935
Goodwill, net	669,271	712,264
Other intangible assets, net	733,102	797,749
Operating lease right of use assets, net	337,452	395,523
Investments in unconsolidated entities	22,084	7,413
Noncurrent assets held for sale	—	31,056
Other assets	54,494	13,565
Total assets	$2,386,555	$2,592,959
LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$58,716	$65,977
Current operating lease liabilities	44,739	51,213
Accounts payable	130,713	134,384
Accrued liabilities	120,637	99,805
Current liabilities held for sale	—	13,535
Structured payables	91,169	92,366
Total current liabilities	445,974	457,280
Long-term debt, less current portion	829,653	911,852
Noncurrent operating lease liabilities	341,276	395,895
Deferred income taxes, net	97,203	96,236
Noncurrent liabilities held for sale	—	11,816
Other long-term obligations and deferred credits	39,186	42,919
Total liabilities	1,753,292	1,915,998
Commitments and contingencies
Mezzanine equity:
Redeemable noncontrolling interest	—	24,181
Total mezzanine equity	—	24,181
Shareholders’ equity:
Common stock, $0.01 par value; 300,000 shares authorized as of both March 29, 2026 and December 28, 2025; 172,280 and 171,555 shares issued and outstanding as of March 29, 2026 and December 28, 2025, respectively	1,721	1,716
Additional paid-in capital	1,471,361	1,473,644
Shareholder note receivable	(1,306)	(1,791)
Accumulated other comprehensive income/(loss), net of income tax	4,180	(2,059)
Retained deficit	(844,170)	(821,387)
Total shareholders’ equity attributable to Krispy Kreme, Inc.	631,786	650,123
Noncontrolling interest	1,477	2,657
Total shareholders’ equity	633,263	652,780
Total liabilities, mezzanine equity, and shareholders’ equity	$2,386,555	$2,592,959
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss) (“AOCI”)			Retained Deficit	Noncontrolling Interest	Total
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized Income/(Loss) on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at December 28, 2025	171,555	$1,716	$1,473,643	$(1,791)	$4,670	$(6,290)	$(439)	$(821,387)	$2,657	$652,779
Net (loss)/income for the quarter ended March 29, 2026	—	—	—	—	—	—	—	(22,784)	111	(22,673)
Other comprehensive income for the quarter ended March 29, 2026 before reclassifications	—	—	—	—	(371)	4,070	—	—	—	3,699
Reclassification from AOCI	—	—	—	—	2,831	(290)	—	—	(213)	2,328
Capital contribution by shareholders, net of loans issued	—	—	—	488	—	—	—	—	—	488
Share-based compensation	—	—	4,639	—	—	—	—	—	—	4,639
Purchase of shares by noncontrolling interest	—	—	(1,584)	—	—	—	—	—	(1,015)	(2,599)
Accretion to redemption value of redeemable noncontrolling interest	—	—	(5,404)	—	—	—	—	—	—	(5,404)
Issuance of common stock upon settlement of RSUs, net of shares withheld	725	7	(315)	—	—	—	—	—	—	(308)
Other	—	(2)	382	(3)	—	—	—	—	(63)	314
Balance at March 29, 2026	172,280	$1,721	$1,471,361	$(1,306)	$7,130	$(2,510)	$(439)	$(844,171)	$1,477	$633,263
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained Deficit	Noncontrolling Interest	Total
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized Income/(Loss) on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at December 29, 2024	170,060	$1,701	$1,466,508	$(1,906)	$(32,065)	$270	$(333)	$(299,638)	$2,598	$1,137,135
Net loss for the quarter ended March 30, 2025	—	—	—	—	—	—	—	(33,284)	(282)	(33,566)
Other comprehensive (loss)/income for the quarter ended March 30, 2025 before reclassifications	—	—	—	—	8,413	(4,280)	—	—	41	4,174
Reclassification from AOCI	—	—	—	—	—	(287)	—	—	—	(287)
Share-based compensation	—	—	2,603	—	—	—	—	—	—	2,603
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,969)	—	(5,969)
Distribution to noncontrolling interest	—	—	(103)	127	—	—	—	—	(60)	(36)
Accretion to redemption value of redeemable noncontrolling interest	—	—	(4,290)	—	—	—	—	—	—	(4,290)
Issuance of common stock upon settlement of RSUs, net of shares withheld	240	2	(125)	—	—	—	—	—	—	(123)
Other	—	—	—	(3)	—	—	—	—	(1)	(4)
Balance at March 30, 2025	170,300	$1,703	$1,464,593	$(1,782)	$(23,652)	$(4,297)	$(333)	$(338,891)	$2,296	$1,099,637
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Quarter Ended
	March 29, 2026 (13 weeks)	March 30, 2025 (13 weeks)
CASH FLOWS PROVIDED BY/(USED FOR) OPERATING ACTIVITIES:
Net loss	$(22,673)	$(33,405)
Adjustments to reconcile net loss to net cash provided by/(used for) operating activities:
Depreciation and amortization expense	32,115	33,901
Deferred and other income taxes	(709)	(10,668)
Other asset impairments and lease termination charges	1,889	162
Loss on disposal of property and equipment	458	189
Gain on refranchising, net	(8,885)	—
Share-based compensation	4,639	2,603
Change in accounts and notes receivable allowances	434	202
Inventory write-off	(14)	848
Other	533	1,225
Change in operating assets and liabilities, excluding business acquisitions and divestitures, and foreign currency translation adjustments	12,379	(15,891)
Net cash provided by/(used for) operating activities	20,166	(20,834)
CASH FLOWS PROVIDED BY/(USED FOR) INVESTING ACTIVITIES:
Purchase of property and equipment	(8,784)	(25,897)
Proceeds from disposals of assets	24	—
Net proceeds from refranchising transactions	111,411	—
Purchase of minority interests	(2,600)	—
Other investing activities	—	86
Net cash provided by/(used for) investing activities	100,051	(25,811)
CASH FLOWS (USED FOR)/PROVIDED BY FINANCING ACTIVITIES:
Proceeds from the issuance of debt	72,750	182,500
Repayment of long-term debt and lease obligations	(159,679)	(115,622)
Proceeds from structured payables	57,398	118,908
Payments on structured payables	(58,650)	(142,868)
Capital contribution by shareholders, net of loans issued	130	—
Distribution to shareholders	—	(5,961)
Payments for repurchase and retirement of common stock	(402)	(123)
Distribution to noncontrolling interest	350	(36)
Net cash (used for)/provided by financing activities	(88,103)	36,798
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(297)	(301)
Net increase/(decrease) in cash, cash equivalents and restricted cash	31,817	(10,148)
Cash, cash equivalents and restricted cash at beginning of period	42,891	29,315
Cash, cash equivalents and restricted cash at end of period	$74,708	$19,167
Supplemental schedule of non-cash investing and financing activities:
Increase in accrual for property and equipment	$22,980	$4,812
Note receivable issued in connection with refranchising	(40,404)	—
Accrual for distribution to shareholders	—	(5,960)
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$74,218	$18,722
Restricted cash	490	445
Total cash, cash equivalents and restricted cash	$74,708	$19,167
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands, unless otherwise specified)
Note 1 — Description of Business and Summary of Significant Accounting Policies
Description of Business
Krispy Kreme, Inc. (“KKI”) and its subsidiaries (collectively, the “Company” or “Krispy Kreme”) operate through an omni-channel business model to produce doughnuts and deliver fresh doughnut experiences for Doughnut Shops, fresh delivery doors, and digital channels, expanding consumer access to the Krispy Kreme brand.
The Company has three reportable operating segments: 1) U.S., which includes all Company-owned operations in the U.S.; 2) International, which includes all Company-owned operations in the U.K., Ireland, Australia, New Zealand, Mexico, and Canada, as well as Japan through the date of disposition; and 3) Market Development, which includes franchise operations across the globe, including Japan after March 2, 2026 and W.K.S. Krispy Kreme, LLC (“W.K.S. Krispy Kreme”) after March 23, 2026. Refer to Note 3, Acquisitions and Divestitures for more information on the impact of refranchising. Unallocated corporate costs are excluded from the Company’s measurement of segment performance.
Basis of Presentation and Consolidation
The Company operates and reports financial information on a 52- or 53-week year with the fiscal year ending on the Sunday closest to December 31. The quarters ended March 29, 2026 and March 30, 2025 were both 13-week periods.
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
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto as of and for the year ended December 28, 2025, included in KKI’s Annual Report on Form 10-K for the year then ended (the “Annual Report on Form 10-K”). The Condensed Consolidated Balance Sheet as of December 28, 2025 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations for the quarter ended March 29, 2026 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending January 3, 2027.
Noncontrolling interest in the Company’s Condensed Consolidated Financial Statements represents the interest in subsidiaries held by employee shareholders. Employee shareholders held noncontrolling interests in the consolidated subsidiaries Krispy Kreme Holdings Pty Ltd. (“KK Australia”), Krispy Kreme Mexico Holding S.A.P.I. de C.V. (“KK Mexico”), and Krispy Kreme Doughnut Japan Co., Ltd (“Krispy Kreme Japan”) prior to disposition. All of those noncontrolling interests were purchased by the Company during the quarter ended March 29, 2026. Since the Company consolidates the financial statements of these subsidiaries, the noncontrolling owners’ share of net assets and results of operations are deducted and reported as noncontrolling interest in the Condensed Consolidated Balance Sheets and as net income/(loss) attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and comprehensive income attributable to noncontrolling interest in the Condensed Consolidated Statements of Comprehensive Loss/(Income).
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements for the year ended December 28, 2025 included in the Annual Report on Form 10-K. There were no material changes to the significant accounting policies during the quarter ended March 29, 2026.

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
Reclassifications
In the Condensed Consolidated Statements of Operations, Other asset impairments in the comparative period have been reclassified (formerly presented within Other income, net) to be consistent with current quarter presentation.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires a public business entity (“PBE”) to disclose in the notes to the financial statements, at each interim and annual reporting period, specified information about certain costs and expenses, including (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities, for each income statement line item that contains those expenses. For PBEs, the ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. An entity may apply the amendments in this ASU prospectively or retrospectively. The Company expects this ASU to impact its expense disclosures, but with no impacts to its results of operations, cash flows, and financial condition.
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
Note 2 — Revision of Financial Statements
Revision of Previously Issued Financial Statements
During the preparation of the financial statements for the year ended December 28, 2025, the Company identified and corrected the classification and accounting treatment for the redeemable noncontrolling interests in W.K.S. Krispy Kreme and KK Canada AcquisitionCo Inc. (“KK Canada”) (the “redeemable noncontrolling interests”). The Company determined that the accounting for the redeemable noncontrolling interests for periods prior to the annual period ended December 28, 2025 was incorrect. Specifically, the redeemable noncontrolling interests had originally been classified as Noncontrolling interest within Shareholders’ equity in the financial statements included in the Company’s annual and quarterly reports filed prior to the fiscal year ended December 28, 2025. The Company determined that the redeemable noncontrolling interests should instead be accounted for as Mezzanine equity. In addition, the redeemable noncontrolling interests, which were recorded at fair value each annual and quarterly reporting period, with changes recorded in Net (loss)/income, should instead be recorded at the greater of (i) current redemption value or (ii) carrying amount each quarterly reporting period with changes to this amount being recorded in Additional paid-in capital.
Accordingly, the change in carrying value of the redeemable noncontrolling interest, which was originally included in the calculation of Net (loss)/income as well as the calculation of Net (loss)/income attributable to Krispy Kreme, Inc. for periods prior to the annual period ended December 28, 2025, should instead be included only in the calculation of Net (loss)/income attributable to Krispy Kreme, Inc. as those captions are presented in the Consolidated Statement of Changes in Shareholders' Equity. In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality, and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial

Statements, the Company determined that the impact of adjustments relating to the corrections of this accounting error were not material to previously issued annual audited and unaudited consolidated financial statements. Accordingly, these adjustments are disclosed herein and will be disclosed prospectively. As a result of the aforementioned correction of accounting errors, the quarterly financial statements included herein have been revised as follows:

	Consolidated Statements of Changes in Shareholders’ Equity
	As Previously Reported	Adjustments	As Revised
Noncontrolling Interest
Balance at December 29, 2024	$29,895	$(27,297)	$2,598
Net (loss)/income for the fiscal quarter ended March 30, 2025	(121)	(259)	(380)
Other comprehensive income for the quarter ended March 30, 2025 before reclassifications	73	(32)	41
Balance at March 30, 2025	$29,847	$(27,588)	$2,259

	Net Loss per Share
	Quarter Ended March 30, 2025
	As Previously Reported	Adjustments	As Revised
(in thousands, except per share amounts)
Net loss attributable to Krispy Kreme, Inc.	$(33,284)	$—	$(33,284)
Accretion to redemption value of redeemable noncontrolling interest	—	(4,290)	(4,290)
Net loss attributable to common shareholders - Basic	$(33,284)	$(4,290)	$(37,574)
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(2)	—	(2)
Net loss attributable to common shareholders - Diluted	$(33,286)	$(4,290)	$(37,576)
Basic weighted average common shares outstanding	170,291	—	170,291
Dilutive effect of outstanding common stock options, RSUs, and PSUs	—	—	—
Diluted weighted average common shares outstanding	170,291	—	170,291
(Loss)/earnings per share attributable to common shareholders:
Basic	$(0.20)	$(0.02)	$(0.22)
Diluted	$(0.20)	$(0.02)	$(0.22)

Note 3 — Acquisitions and Divestitures
2026 Acquisitions and Divestitures
W.K.S. Krispy Kreme and Awesome Doughnut
On March 23, 2026 (the “Effective Date”), Krispy Kreme, Inc., through its wholly owned subsidiaries, Awesome Doughnut, LLC (“Awesome Doughnut”) and Krispy Kreme Doughnut Corporation (“KKDC”), completed transactions with its joint venture partner, WKS Restaurant Group (“WKS”), as a result of which: (i) WKS’s indirect ownership stake in the Company’s Western U.S. joint venture, W.K.S. Krispy Kreme, increased from 45% to 80%; and (ii) KKDC’s ownership stake in W.K.S. Krispy Kreme decreased from 55% to 20% (the “WKS Refranchising”). The WKS Refranchising included the following principal components:
•Awesome Doughnut entered into an Asset Purchase Agreement (the “APA”) with W.K.S. KK HoldCo, Inc., an affiliate of WKS (“WKS Holdco”), pursuant to which WKS Holdco acquired, as of the Effective Date, substantially all of the franchise rights, operating assets, equipment, personal property, vehicles, goodwill, and business of the Awesome Doughnut-owned and operated Krispy Kreme shops in California (collectively, the “California Assets”) from Awesome Doughnut for an aggregate purchase price of $40.4 million, paid through delivery of a promissory note issued by WKS Holdco, as borrower, payable to Awesome Doughnut, as lender (“Seller Note”). The Seller Note bears interest at a rate of five percent (5%) per annum, payable quarterly in cash or in-kind at the option of the borrower. The Seller Note matures on March 22, 2032, and allows for prepayment without penalty. The Seller Note is secured by a pledge agreement between WKS Holdco and Awesome Doughnut, pursuant to which WKS Holdco pledged its equity interests in W.K.S. Krispy Kreme and other securities, as collateral. The Seller Note is subordinate to the new debt financing obtained by W.K.S. Krispy Kreme described below.
•WKS Holdco contributed the California Assets and $13 million in cash to W.K.S. Krispy Kreme, in exchange for equity interests in W.K.S. Krispy Kreme. In addition, KKDC contributed the franchise rights, operating assets, equipment, personal property, vehicles, goodwill, and business of the Company-owned and operated Krispy Kreme shop in Hawaii (the “Hawaii Assets”) to W.K.S. Krispy Kreme, in exchange for equity interests in W.K.S. Krispy Kreme, pursuant to a Contribution and Exchange Agreement, dated as of the Effective Date, by and between KKDC and the JV. Following the foregoing contributions, WKS’s ownership stake in W.K.S. Krispy Kreme through its affiliate increased to 80% and KKDC’s ownership percentage decreased to 20%. As part of the WKS Refranchising, utilizing in part the proceeds of new debt financing obtained by W.K.S. Krispy Kreme, W.K.S. Krispy Kreme repaid in cash to KKDC the approximately $53.5 million balance of existing intercompany debt owed to KKDC by W.K.S. Krispy Kreme.
As a result of KKDC’s ownership interest decreasing to 20%, Krispy Kreme, Inc. deconsolidated W.K.S. Krispy Kreme from the Company’s Condensed Consolidated Financial Statements and recorded a loss on divestiture of 33.8 million (gross of income taxes) which is included within Gain on refranchising in the Condensed Consolidated Statements of Operations. The loss recognized was calculated as follows:

As of March 29, 2026
Cash proceeds, net of cash disposed	$53,487
Seller note received	40,404
Fair value of retained noncontrolling interest in W.K.S. Krispy Kreme - common and preferred shares	14,831
Carrying value of California Assets, Hawaii Assets, and former noncontrolling interest in W.K.S Krispy Kreme	4,150
Less: Carrying value of California Assets, Hawaii Assets, and net assets of W.K.S. Krispy Kreme, including cash and cash equivalents	(140,999)
Less: Direct costs to sell	(1,508)
Loss on divestiture	$(33,785)
The Company’s 20% ownership in W.K.S. Krispy Kreme consists of common and preferred shares of W.K.S. Krispy Kreme. The Company does not have a controlling interest but does exercise significant influence. As such, the Company will account for this investment under the equity method of accounting in accordance with ASC 323 for the common shares owned. The Company’s preferred shares were determined not to be in-substance common stock, and as such are not eligible for the equity method of accounting under ASC 323. These preferred shares will instead be accounted for as an equity security in accordance with ASC 321. Equity investments are included within Other assets on the Condensed Consolidated Balance Sheets.

Concurrently with the WKS Refranchising, the Company and W.K.S. Krispy Kreme entered into a six-year consulting agreement, effective March 23, 2026, under which the Company will provide strategic advisory services to the joint venture, including governance and strategy support, brand and market advisory, operational and risk advisory, and transitional back-office support services.
Divestiture of Krispy Kreme Japan
On March 2, 2026, the Company completed the sale of 100% of its equity interests in Krispy Kreme Japan for gross cash proceeds of $69.3 million. Krispy Kreme Japan was a previously consolidated entity, and KKI recognized a gain on divestiture of $42.4 million (gross of income taxes) which is included within Gain on refranchising in the Condensed Consolidated Statements of Operations.
2025 Acquisitions and Divestitures
In the quarter ended March 30, 2025, there were no acquisitions or divestitures.

Note 4 — Inventories
The components of Inventories are as follows:

	March 29, 2026	December 28, 2025
Raw materials	$16,954	$18,003
Work in progress	306	156
Finished goods and purchased merchandise	9,958	8,718
Total inventories	$27,218	$26,877

Note 5 — Goodwill and Other Intangible Assets, net
Goodwill, net
Changes in the carrying amount of goodwill by reportable segment are as follows:

	U.S.	International	Market Development	Total
Balance as of December 28, 2025	$382,106	$218,379	$111,779	$712,264
Impact of refranchising (1)	(42,174)	—	—	(42,174)
Foreign currency impact	—	(819)	—	(819)
Balance as of March 29, 2026	$339,932	$217,560	$111,779	$669,271
(1)Refer to Note 3, Acquisitions and Divestitures for more information on the impact of refranchising.
Other Intangible Assets, net
Other intangible assets consist of the following:

	March 29, 2026			December 28, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible assets with indefinite lives
Trade names and trademarks	$553,400	$—	$553,400	$553,400	$—	$553,400
Intangible assets with definite lives
Franchise agreements	27,154	(12,751)	14,403	27,154	(12,363)	14,791
Customer relationships	15,000	(8,358)	6,642	15,000	(8,142)	6,858
Reacquired franchise rights (1)(2)	317,752	(159,095)	158,657	420,262	(197,562)	222,700
Total intangible assets with definite lives	359,906	(180,204)	179,702	462,416	(218,067)	244,349
Total intangible assets	$913,306	$(180,204)	$733,102	$1,015,816	$(218,067)	$797,749
(1)Reacquired franchise rights include the impact of foreign currency fluctuations associated with the respective countries.
(2)Refer to Note 3, Acquisitions and Divestitures for more information on the impact of refranchising.
Amortization expense related to intangible assets included in Depreciation and amortization expense was $7.8 million and $7.7 million for the quarters ended March 29, 2026 and March 30, 2025, respectively.

Note 6 — Leases
The Company included the following amounts related to operating and finance lease assets and liabilities within the Condensed Consolidated Balance Sheets:

		As of
		March 29, 2026	December 28, 2025
Assets	Classification
Operating lease	Operating lease right of use assets, net	$337,452	$395,523
Finance lease	Property and equipment, net	44,379	53,233
Total lease assets		$381,831	$448,756
Liabilities
Current
Operating lease	Current operating lease liabilities	$44,739	$51,213
Finance lease	Current portion of long-term debt	15,759	21,614
Noncurrent
Operating lease	Noncurrent operating lease liabilities	341,276	395,895
Finance lease	Long-term debt, less current portion	46,708	56,280
Total lease liabilities		$448,482	$525,002

In connection with the WKS Refranchising, including the disposition of the California Assets and the Hawaii Assets, certain lease agreements associated with the transferred shops were assigned to W.K.S. Krispy Kreme. In instances where the Company was not relieved of its primary obligations under the original lease agreements, the Company accounts for these arrangements as subleases. Under ASC 842, the Company continues to recognize the operating lease liability and right-of-use asset for subleases that were determined to be operating leases. The Company derecognized right-of-use assets for subleases that were determined to be sales-type leases and recognized an immaterial investment in sublease and lease liability.
The Company remains contingently liable for lease payments in the event that W.K.S. Krispy Kreme defaults on the assigned lease obligations. The undiscounted maximum potential future payments under these lease arrangements were approximately $13 million as of balance sheet date. The Company has not recorded a liability for these guarantees as the likelihood of making future payments is not considered probable.
Refer to Note 3, Acquisitions and Divestitures for more information on the impact of refranchising.

Lease costs were as follows:

		Quarter Ended
		March 29, 2026	March 30, 2025
Lease cost	Classification
Operating lease cost	Selling, general and administrative expense	$638	$801
Operating lease cost	Operating expenses	22,090	22,113
Short-term lease cost	Operating expenses	474	1,183
Variable lease costs	Operating expenses	6,049	6,997
Sublease income	Royalties and other revenues	(79)	(84)
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization expense	$3,858	$5,296
Interest on lease liabilities	Interest expense, net	1,105	1,464

Supplemental disclosures of cash flow information related to leases were as follows:

	Quarter Ended
	March 29, 2026	March 30, 2025
Other information
Cash paid for leases:
Operating cash flows for operating leases (1)	$33,984	$32,851
Operating cash flows for finance leases	1,109	1,458
Financing cash flows for finance leases	3,432	5,622
Right of use assets obtained in exchange for new lease liabilities:
Operating leases	$8,824	$14,924
Finance leases	1,173	21,363
(1)Operating cash flows for operating leases include variable rent payments, which are not included in the measurement of lease liabilities. Variable rent payments were $6.0 million for the quarter ended March 29, 2026 and $7.0 million for the quarter ended March 30, 2025.
In the quarter ended March 29, 2026, the Company recognized a net loss of $1.8 million included in Other expenses, net on the Condensed Consolidated Statement of Operations, primarily related to the impairment and termination of leases related to fleet assets.

Note 7 — Fair Value Measurements
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of March 29, 2026 and December 28, 2025:

March 29, 2026
Level 2
Assets:
Commodity derivatives	$228
Total Assets	$228

Liabilities:
Interest rate derivatives	$3,349
Foreign currency derivatives	259
Total Liabilities	$3,608

December 28, 2025
Level 2
Assets:
Commodity derivatives	$33
Total Assets	$33

Liabilities:
Foreign currency derivatives	$12
Interest rate derivatives	8,386
Total Liabilities	$8,398
There were no assets or liabilities measured using Level 1 or Level 3 inputs and no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the quarter ended March 29, 2026 and fiscal year ended December 28, 2025. The Company’s derivatives are valued using discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates.

Note 8 — Derivative Instruments
Commodity Price Risk
The Company uses forward contracts to protect against the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar, and shortening are the most significant, and the cost of gasoline used by its delivery vehicles. Management has not designated these forward contracts as hedges. As of March 29, 2026 and December 28, 2025, the total notional amount of commodity derivatives was 0.2 million and 0.6 million gallons of fuel, respectively. These contracts matured April 2026 and between January 2026 and March 2026, respectively. As of March 29, 2026 and December 28, 2025, the Company recorded an asset of $0.2 million and an asset of less than $0.1 million, respectively, related to the fair market values of its commodity derivatives. The settlement of commodity derivative contracts is reported in the Condensed Consolidated Statements of Cash Flows as a cash flow from operating activities.
Interest Rate Risk
The Company uses interest rate swaps to manage its exposure to interest rate volatility from its debt arrangements. Management has designated the swap agreements as cash flow hedges and recognized the changes in the fair value of these swaps in other comprehensive income. As of both March 29, 2026 and December 28, 2025, the aggregate notional amount hedged by the swap agreements was $550.0 million of term loan principal. As of March 29, 2026 and December 28, 2025, the Company has recorded liabilities of $3.3 million and $8.4 million, respectively, related to the fair market values of its interest rate derivatives. The cash flows associated with the interest rate swaps are reflected in operating activities in the Condensed Consolidated Statements of Cash Flows, which is consistent with the classification as operating activities of the interest payments on the term loan.
The net effect of the interest rate swap arrangements is to fix the variable interest rate on the term loan under the 2023 Facility (as defined in Note 10, Long-Term Debt) up to the notional amount outstanding at the rates payable under the swap agreements plus the Applicable Rate (as defined by the 2023 Facility), through the swap maturity dates in March 2028.
Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency exchange rate risk primarily from its investments in consolidated subsidiaries that operate in Canada, the U.K., Ireland, Australia, New Zealand, and Mexico. In order to mitigate foreign exchange fluctuations, the Company enters into foreign exchange forward contracts. Management has not designated these forward contracts as hedges. As of March 29, 2026 and December 28, 2025, the total notional amount of foreign exchange derivatives was $58.7 million and $65.6 million, respectively. These contracts are short term in nature and are continually swapped at a notional value to offset the corresponding values. The majority of our foreign exchange derivatives matured in April 2026 and January 2026, respectively, but are continually swapped at maturity to track the underlying exposure. The Company recorded a liability of $0.3 million and a liability of less than $0.1 million as of March 29, 2026 and December 28, 2025, respectively, related to the fair market values of its foreign exchange derivatives.
Quantitative Summary of Derivative Positions and Their Effect on Results of Operations
The following tables present the fair values of derivative instruments included in the Condensed Consolidated Balance Sheets as of March 29, 2026 and December 28, 2025 for derivatives not designated as hedging instruments and derivatives designated as hedging instruments, respectively. Only the Company’s cash flow hedges are designated as hedging instruments.

	Derivatives Fair Value
Derivatives Not Designated as Hedging Instruments	March 29, 2026	December 28, 2025	Balance Sheet Location
Commodity derivatives	228	33	Prepaid expense and other current assets
Total Assets	$228	$33
Foreign currency derivatives	259	12	Accrued liabilities
Total Liabilities	$259	$12

	Derivatives Fair Value
Derivatives Designated as Hedging Instruments	March 29, 2026	December 28, 2025	Balance Sheet Location
Interest rate derivatives (current)	$1,714	$3,741	Accrued liabilities
Interest rate derivatives (noncurrent)	1,635	4,645	Other long-term obligations and deferred credits
Total Liabilities	$3,349	$8,386
The effect of derivative instruments in the Condensed Consolidated Statements of Operations for the quarters ended March 29, 2026 and March 30, 2025 is as follows:

	Derivative Gain Recognized in Income for the Quarter Ended
Derivatives Designated as Hedging Instruments	March 29, 2026	March 30, 2025	Location of Derivative Gain Recognized in Income
Gain on interest rate derivatives	$290	$287	Interest expense, net
	$290	$287

	Derivative Gain/(Loss) Recognized in Income for the Quarter Ended
Derivatives Not Designated as Hedging Instruments	March 29, 2026	March 30, 2025	Location of Derivative (Loss)/Gain Recognized in Income
(Loss)/gain on foreign currency derivatives	$(247)	$103	Other non-operating (income)/expense, net
Gain on commodity derivatives	195	95	Other non-operating (income)/expense, net
	$(52)	$198

Note 9 — Vendor Finance Programs
The following table presents liabilities as of March 29, 2026 and December 28, 2025 related to vendor finance programs in which the Company participates as a buyer:

	March 29, 2026	December 28, 2025	Balance Sheet Location
Supply chain financing programs	$12,805	$12,517	Accounts payable
Structured payables programs	91,169	92,366	Structured payables
Total Liabilities	$103,974	$104,883
Supply Chain Financing (“SCF”) Programs
The Company has an agreement with a third-party administrator which allows participating vendors to track the Company’s payments, and if voluntarily elected by the vendor, to sell payment obligations from the Company to financial institutions as part of the SCF programs. When participating vendors elect to sell one or more of the Company’s payment obligations, the Company’s rights and obligations to settle the payables on their contractual due date are not impacted. The Company agrees on commercial terms with vendors for the goods and services procured, which are consistent with payment terms observed at other peer companies in the industry. The Company has historically prioritized negotiating longer payment terms with some of its largest vendors, and certain of these vendors have also elected to participate in the SCF programs. Payment terms and pricing negotiations are independent of, and not conditioned upon, a vendor’s participation in the SCF programs. The financial institutions do not provide the Company with incentives such as rebates or profit sharing under the SCF programs. As the terms are not impacted by the SCF programs, such obligations are classified as Accounts payable in the Condensed Consolidated Balance Sheets and the associated cash flows are included in operating activities in the Condensed Consolidated Statements of Cash Flows.
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

Note 10 — Long-Term Debt
The Company’s long-term debt obligations consist of the following:

	March 29, 2026	December 28, 2025
2023 Facility — term loan	$732,363	$742,825
2023 Facility — revolving credit facility	95,000	157,500
Short-term lines of credit	1,108	2,514
Less: Debt issuance costs	(2,569)	(2,904)
Finance lease obligations	62,468	77,894
Total long-term debt	888,370	977,829
Less: Current portion of long-term debt	(58,717)	(65,977)
Long-term debt, less current portion	$829,653	$911,852
2023 Secured Credit Facility
The Company is party to a credit agreement (the “2023 Facility”) consisting of a $300.0 million senior secured revolving credit facility and a term loan with an original principal amount of $700.0 million. During the quarter ended June 29, 2025, the Company amended the 2023 Facility (referred to as the “2025 Amendment”) to, among other things, establish additional, incremental term loan commitments in an aggregate principal amount of $125.0 million. During the quarter ended June 29, 2025, the Company capitalized $0.8 million of debt issuance costs related to the 2025 Amendment.
Borrowings under the 2023 Facility are generally subject to an interest rate of adjusted term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.10% plus (i) 2.25% if the Company’s leverage ratio (as defined in the 2023 Facility) equals or exceeds 4.00 to 1.00, (ii) 2.00% if the Company’s leverage ratio is less than 4.00 to 1.00 but greater than or equal to 3.00 to 1.00, or (iii) 1.75% if the Company’s leverage ratio is less than 3.00 to 1.00. As of March 29, 2026 and December 28, 2025, the unhedged interest rates were 6.02% and 6.27% under the 2023 Facility, respectively. As of both March 29, 2026 and December 28, 2025, $550.0 million, of the outstanding term loan balance was hedged, with the interest rate swap agreements scheduled to mature in March 2028. As of March 29, 2026 and December 28, 2025, the effective interest rates on the term loan were approximately 6.00% and 6.06%, respectively. The Company is required to make installment payments equal to 1.25% of the aggregate closing date principal amounts of the term loan on the last day of each fiscal quarter. All remaining term loan and revolving loan balances are to be due at maturity in March 2028.
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

Note 11 — Share-based Compensation
Restricted Stock Units (“RSUs”) and Performance-based RSUs (“PSUs”)
KKI issues time-vested RSUs and PSUs under the Krispy Kreme, Inc. 2021 Omnibus Incentive Plan (“Omnibus Plan”). Certain subsidiaries issue time-vested RSUs under their respective executive ownership plans and long-term incentive plans.
RSU and PSU activity under these plans during the periods presented is as follows:

(in thousands, except per share amounts)	Non-vested shares outstanding at December 28, 2025	Granted	Vested	Forfeited	Non-vested shares outstanding at March 29, 2026
KKI
RSUs and PSUs	10,669	42	782	398	9,531
Weighted Average Grant Date Fair Value	$5.97	6.15	$12.12	$8.32	$5.37
KK Australia
RSUs	21	—	18	3	—
Weighted Average Grant Date Fair Value	$1.72	—	$1.72	$1.72	$—
KK Mexico
RSUs	1	—	1	—	—
Weighted Average Grant Date Fair Value	$40.14	—	$40.14	$—	$—
The Company recorded total non-cash compensation expense related to the RSUs and PSUs under the plans of $4.2 million and $2.2 million for the quarters ended March 29, 2026 and March 30, 2025, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The unrecognized compensation cost related to the unvested RSUs and PSUs and the weighted average period over which such cost is expected to be recognized are as follows:

	As of March 29, 2026
	Unrecognized Compensation Cost	Recognized Over a Weighted Average Period of
KKI	$31,807	2.2 years
Time-Vested Stock Options
KKI issues time-vested stock options under the Omnibus Plan. The fair value of time-vested stock options was estimated on the date of grant using the Black-Scholes option pricing model.
The status of the time-vested stock options as of December 28, 2025 and changes during the first quarter of fiscal 2026 are presented below:

	Share options outstanding at				Share options outstanding at
(in thousands, except per share amounts)	December 28, 2025	Granted	Exercised	Forfeited or Expired	March 29, 2026
KKI
Options	2,558	—	—	40	2,518
Weighted Average Grant Date Fair Value	$2.46	—	—	$1.58	$2.47
Weighted Average Exercise Price	$5.43	—	—	$3.22	$5.47

The Company recorded total non-cash compensation expense related to the time-vested stock options of $0.4 million for both of the quarters ended March 29, 2026 and March 30, 2025, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The unrecognized compensation cost related to the stock options and the weighted average period over which such cost is expected to be recognized are as follows:

	As of March 29, 2026
	Unrecognized Compensation Cost	Recognized Over a Weighted Average Period of
KKI	$2,493	1.9 years
No time-vested stock options vested during the quarters ended March 29, 2026 or March 30, 2025.

Note 12 — Income Taxes
For interim tax reporting, the Company estimates a worldwide annual effective tax rate and applies that rate to the year-to-date ordinary (loss)/income. The tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur. The Company establishes valuation allowances for deferred income tax assets in accordance with GAAP, which provides that such valuation allowances shall be established unless realization of the income tax benefits is more likely than not. Due to significant estimates used to establish the valuation allowances and the potential for changes in facts and circumstances, it is possible that the Company will be required to record adjustments to the valuation allowances in future reporting periods that could have a material effect on its results of operations.
The Company’s effective income tax rates were (18.8)% and 7.4% for the quarters ended March 29, 2026 and March 30, 2025, respectively. The Company’s effective income tax rate for the quarter ended March 29, 2026 differed from the respective statutory rates primarily due to the tax effects of the mix of income and taxes attributable to foreign jurisdictions, and the refranchising of W.K.S. Krispy Kreme and Krispy Kreme Japan. The Company’s effective income tax rate for the quarter ended March 30, 2025 differed from the statutory rate primarily due to the tax effects of the mix of income and taxes attributable to foreign jurisdictions and disallowed executive compensation expense.
Note 13 — Commitments and Contingencies
Pending Litigation
Securities Litigation
On May 16, 2025 and June 30, 2025, shareholders of the Company filed separate putative federal securities class actions in the Western District of North Carolina against the Company, its Chief Executive Officer (“CEO”), and its former Chief Financial Officer (“CFO”). The actions, which were subsequently consolidated, allege that, throughout the proposed putative class periods, defendants made materially false and/or misleading statements and/or failed to disclose materially adverse facts concerning the Company’s business, operations, and prospects related to the Business Relationship Agreement with McDonald’s USA. This matter is currently in the pleading phase, and briefing on the Company’s motion to dismiss is scheduled to be completed on May 21, 2026. The Company has engaged external counsel and intends to vigorously defend against these claims. It is too soon to predict with any certainty what, if any, damages could be awarded if liability were found.
Data Breach Litigation
On June 16, 2025, the Company released a Notice of Data Breach stating that on November 29, 2024, the Company became aware of the 2024 Cybersecurity Incident (defined below) and on May 22, 2025, the Company’s investigation determined that personal information of certain individuals was affected. Beginning on June 20, 2025, several putative class action lawsuits were filed against the Company in the Middle District of North Carolina, the Western District of North Carolina, and in California state court. The actions, which were subsequently consolidated, assert claims of negligence, negligence per se, unjust enrichment, breach of implied contract, breach of the implied covenant of good faith and fair dealing, breach of confidence, breach of fiduciary duty, breach of bailment, invasion of privacy, declaratory judgment, and violations of California and North Carolina statutory law, arising from the Company’s alleged failure to secure and safeguard the personally identifiable information and private health information of plaintiffs and purported class members.
The Company has engaged external counsel to defend against the data breach litigation. The Company has reached a settlement with plaintiffs in the amount of approximately $1.6 million, which the court preliminarily approved on March 5, 2026 and the Company paid into escrow on March 13, 2026. A final approval hearing on the class action settlement is scheduled for July 6, 2026.
Shareholder Derivative Litigation
On June 13, 2025, June 25, 2025, and August 19, 2025 purported shareholders of the Company filed shareholder derivative actions in the Western District of North Carolina against its CEO, its former CFO, and current and former members of its Board of Directors. The actions, which were subsequently consolidated, allege that the derivative defendants breached their fiduciary duties by allowing the Company to issue materially false and misleading statements and failing to maintain adequate internal controls. The consolidated derivative action is currently stayed until a decision is rendered on the motion to dismiss in the related securities class action or upon motion of one of the parties following 30 days’ notice. This matter is currently in the pleading phase, and the Company has engaged external counsel with respect to this matter.

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
Other Commitments and Contingencies
The Company’s primary banks and insurance carriers issued letters of credit and surety bonds on its behalf totaling $24.4 million as of both March 29, 2026 and December 28, 2025, a majority of which secure the Company’s reimbursement obligations to insurers under its self-insurance arrangements.
Note 14 — Related Party Transactions
As of March 29, 2026 the Company held minority equity interests in four entities, Krispy Kreme Doughnuts France SAS (“KK France”) (33.0% ownership), Krispy Kreme Doughnuts Brasil S.A. (“KK Brazil”) (45.0% ownership), Glaseadas Originales S.L. (“KK Spain”) (25.0% ownership), and W.K.S. Krispy Kreme (20.0% ownership) with an aggregate carrying value of $22.1 million. As of December 28, 2025 the Company held minority equity interests in three entities, KK France (33.0% ownership), KK Brazil (45.0% ownership), and KK Spain (25.0% ownership) with an aggregate carrying value of $7.4 million.

Note 15 — Revenue Recognition
Disaggregation of Revenues
Revenues are disaggregated as follows:

	Quarter Ended
	March 29, 2026	March 30, 2025
Company Shops and Fresh Delivery	$346,191	$355,678
Mix and equipment revenue from franchisees	11,247	10,801
Franchise royalties and other	9,596	8,705
Total net revenues	$367,034	$375,184
Other revenues include advertising fund contributions from franchisees, rental income, development and franchise fees, and licensing royalties from customers for use of the Krispy Kreme brand, such as Keurig coffee cups.
Contract Balances
Deferred revenue and related receivables are as follows:

	March 29, 2026	December 28, 2025	Balance Sheet Location
Trade receivables, net of allowances of $1,107 and $976, respectively	$50,800	$55,736	Accounts receivables, net
Deferred revenue:
Current	$14,657	$16,668	Accrued liabilities
Noncurrent	10,090	9,780	Other long-term obligations and deferred credits
Total deferred revenue	$24,747	$26,448
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
Transaction Price Allocated to Remaining Performance Obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially satisfied as of March 29, 2026 is as follows:

Fiscal year
Remainder of 2026	$7,540
2027	4,766
2028	2,563
2029	1,641
2030	890
Thereafter	7,347
$24,747

Note 16 — Net (Loss)/Earnings per Share
The following table presents the calculations of basic and diluted EPS:

	Quarter Ended
(in thousands, except per share amounts)	March 29, 2026	March 30, 2025
Net loss attributable to Krispy Kreme, Inc.	$(22,784)	$(33,284)
Accretion to redemption value of redeemable noncontrolling interest	(5,404)	(4,290)
Net loss attributable to common shareholders - Basic	$(28,188)	$(37,574)
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	—	(2)
Net loss attributable to common shareholders - Diluted	$(28,188)	$(37,576)
Basic weighted average common shares outstanding	172,019	170,291
Dilutive effect of outstanding common stock options, RSUs, and PSUs	—	—
Diluted weighted average common shares outstanding	172,019	170,291
(Loss)/earnings per share attributable to common shareholders:
Basic	$(0.16)	$(0.22)
Diluted	$(0.16)	$(0.22)
Potential dilutive shares consist of unvested RSUs and PSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes certain unvested RSUs granted under certain subsidiaries’ executive ownership plans and long-term incentive plans, because their inclusion would have been antidilutive. Refer to Note 11, Share-based Compensation for further information about the plans.
The following table summarizes the gross number of potential dilutive unvested RSUs and PSUs excluded due to antidilution (unadjusted for the treasury stock method):

	Quarter Ended
	March 29, 2026	March 30, 2025
KKI	9,531	5,583
KK Australia	—	137
For the quarters ended March 29, 2026 and March 30, 2025, all 2.0 million and 2.6 million time-vested stock options, respectively, were excluded from the computation of diluted weighted average common shares outstanding based on application of the treasury stock method.

Note 17 — Segment Reporting
The Company conducts business through the following three reportable segments:
•U.S.: Includes all Company-owned operations in the U.S., and W.K.S. Krispy Kreme through the date of deconsolidation;
•International: Includes all Company-owned operations in the U.K., Ireland, Australia, New Zealand, Mexico, and Canada; as well as Japan through the date of deconsolidation; and
•Market Development: Includes franchise operations across the globe, including W.K.S Krispy Kreme and Krispy Kreme Japan subsequent to their respective dates of deconsolidation.
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
The primary financial measures used by the CODM to evaluate the performance of its operating segments are net revenues and segment Adjusted EBITDA. Beginning in the first quarter of fiscal year 2026, the Company updated its segment profitability measure from segment Adjusted EBIT to segment Adjusted EBITDA to align with how the CODM evaluates performance. For all of the segments, the CODM uses segment Adjusted EBITDA to monitor and evaluate operating performance and to provide a consistent benchmark for comparison across reporting periods. This measure is prepared on a non-GAAP basis and, as such, the expense captions underlying it are designated as “adjusted.” The adjustments made are explained in the footnotes to the table that follows, which presents the reconciliation of net loss to Adjusted EBITDA.
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

The reportable segment results are as follows:

	Quarter Ended
	March 29, 2026	March 30, 2025
U.S.(1)
Net revenues	$221,550	$236,544
Less:
Product and distribution costs, adjusted	53,348	57,830
Operating expenses, adjusted	119,824	135,522
Selling, general and administrative expense, adjusted	15,831	19,149
Marketing expenses, adjusted	6,407	6,834
Other segment items(2)	591	1,299
Total U.S. Adjusted EBITDA	$25,549	$15,910

International(1)
Net revenues	$125,258	$119,635
Less:
Product and distribution costs, adjusted	28,632	27,102
Operating expenses, adjusted	65,125	61,998
Selling, general and administrative expense, adjusted	14,293	12,721
Marketing expenses, adjusted	2,935	2,644
Other segment items(2)	(199)	273
Total International Adjusted EBITDA	$14,472	$14,897

Market Development(1)
Net revenues	$20,226	$19,005
Less:
Product and distribution costs, adjusted	6,344	5,548
Selling, general and administrative expense, adjusted	1,157	1,314
Other segment items(2)	1,091	1,096
Total Market Development Adjusted EBITDA	$11,634	$11,047

Total Reportable Segment
Total reportable segment net revenues	$367,034	$375,184
Total reportable segment Adjusted EBITDA	$51,655	$41,854
(1)Refer to Note 3, Acquisitions and Divestitures for more information on the impact of refranchising.
(2)The U.S. and International segments’ other segment items consist of pre-opening costs and other income, net. The Market Development segment other segment items consist of operating expenses, marketing expenses, pre-opening costs, and other income, net.

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Quarter Ended
	March 29, 2026	March 30, 2025
Net loss	$(22,673)	$(33,405)
Interest expense, net	15,624	16,196
Income tax expense/(benefit)	3,583	(2,667)
Share-based compensation	4,639	2,603
Employer payroll taxes related to share-based compensation	17	166
Other non-operating income, net (1)	(159)	(393)
Strategic initiatives (2)	7,200	2,353
Acquisition and integration expenses (3)	—	71
New market penetration expenses (4)	—	75
Shop closure expenses, net (5)	32	272
Restructuring and severance expenses (6)	394	108
Gain on refranchising (7)	(8,885)	—
Other (8)	1,209	4,700
Amortization of acquisition related intangibles (9)	7,808	7,661
Unallocated corporate expenses(10)	20,247	20,326
Depreciation expense and amortization of right of use assets	22,619	23,788
Reportable segment adjusted EBITDA	$51,655	$41,854
(1)Primarily foreign translation gains and losses in each period. The quarter ended March 30, 2025 also consists of equity method income from Insomnia Cookies Holdings, LLC (“Insomnia Cookies”) following the divestiture of a controlling interest in Insomnia Cookies during fiscal 2024 until the sale of our remaining interest in the second quarter of fiscal 2025.
(2)The quarter ended March 29, 2026 consists primarily of $4.2 million of costs associated with the evaluation and execution of refranchising certain equity markets as well as $2.9 million in costs associated with the transition to third party logistics in the U.S.; of that amount $1.6 million is related to non-cash impairments. The quarter ended March 30, 2025 consists primarily of $2.4 million of costs associated with preparing for and executing the U.S. national expansion (including McDonald’s).
(3)Consists of acquisition and integration-related costs in connection with the Company’s business and franchise acquisitions, including legal, due diligence, and advisory fees incurred in connection with acquisition and integration-related activities for the applicable period.
(4)Consists of start-up costs associated with entry into new countries in which the Company’s brands had not previously operated, including Brazil and Spain.
(5)Includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment.
(6)The quarter ended March 29, 2026 consist primarily of costs associated with restructuring the Australia and New Zealand business. The quarter ended March 30, 2025 consist primarily of costs associated with restructuring of the U.S. and U.K. businesses.
(7)Includes gains and losses on the deconsolidation of assets and liabilities associated with the refranchising of Krispy Kreme shops.
(8)The quarter ended March 29, 2026 consists primarily of $0.8 million of legal fees related to shareholder derivative litigation. Refer to Note 13 for more information on the Company’s pending litigation. The quarter ended March 30, 2025 consists primarily of $4.4 million in costs related to remediation of the 2024 Cybersecurity Incident (as defined below), including fees for cybersecurity experts and other advisors.
(9)Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the Condensed Consolidated Statements of Operations.
(10)Corporate expenses are not included in the CODM’s measure of segment profitability. These amounts are presented as a reconciling item between total reportable segment Adjusted EBITDA and consolidated Adjusted EBITDA. In the quarter ended March 29, 2026 and March 30, 2025, corporate expenses consist primarily of $17.9 million and $16.8 million, respectively, in selling, general and administrative expenses, which principally comprise payroll and benefits for corporate functions, professional fees, enterprise information technology, and other headquarters costs.

Note 18 — Redeemable Noncontrolling Interests
Prior to the transactions described below, the Company maintained agreements with its joint venture partners that held noncontrolling interests in the Company’s consolidated subsidiaries W.K.S. Krispy Kreme and KK Canada, which included contractual put options. The put options, held by the noncontrolling joint venture partners, provided the right for each such partner to sell its remaining interest in W.K.S. Krispy Kreme and KK Canada to the Company based on a predetermined formula. The put options became exercisable upon the passage of time.
The noncontrolling interests were considered redeemable due to the existence of the put options as (i) the noncontrolling joint venture partners could put their shares of W.K.S. Krispy Kreme and KK Canada to the Company, (ii) the put was outside the Company’s control; and (iii) it was probable of becoming redeemable solely based on the passage of time. The put options cannot be separated from the noncontrolling interest and did not require bifurcation from the noncontrolling interest under the guidance in ASC 815.
The noncontrolling interest was classified as redeemable noncontrolling interest within Mezzanine equity on the Condensed Consolidated Balance Sheets. When redeemable noncontrolling interest becomes redeemable, or it is probable of becoming redeemable, its value is adjusted to the greater of the current redemption value or carrying value. The redemption value is remeasured on a quarterly basis based on the predetermined formula set forth in the Company’s agreements with the joint venture partners.
On March 23, 2026, the Company completed a refranchising transaction that resulted in, among other things, a decrease in ownership interest in W.K.S. Krispy Kreme to 20%. As a result of the WKS refranchising, described in Note 3, Acquisitions and Divestitures, the Company no longer has an interest classified as a redeemable noncontrolling interest in W.K.S. Krispy Kreme as of that date.
On February 25, 2026, the Company’s joint venture partners in KK Canada notified the Company of their election to exercise their rights to require the Company to redeem all interests held by such noncontrolling interest holders, which required the Company to purchase the additional 43.48% equity interest in KK Canada. The purchase, which was completed in the second quarter of 2026, increased the Company’s ownership from 56.52% to 100%. As a result of the exercise, the Company reclassified its redeemable noncontrolling interest to a liability, which is reflected in Accrued Liabilities in the Condensed Consolidated Balance Sheet as of March 29, 2026. The purchase price of approximately $25 million for the additional equity interest in KK Canada will be paid during the second quarter of 2026.
Changes in the redeemable noncontrolling interests are as follows:

Quarter Ended
March 29, 2026
Balance at December 28, 2025	$24,181
Disposal upon refranchising of W.K.S. Krispy Kreme	(4,150)
Accretion to redemption value of KK Canada	5,404
Reclassifications	(25,435)
Balance at March 29, 2026	$—
Note 19 — Subsequent Events
Subsequent to the balance sheet date, the Company settled substantially all of the approximately $25 million liability to the KK Canada noncontrolling interest holders related to their rights to redeem all interests held by such noncontrolling interest holders in KK Canada (refer to Note 18, Redeemable Noncontrolling Interests).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), as well as our audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K, and in other reports filed subsequently with the U.S. Securities and Exchange Commission (“SEC”).
Cautionary Note Regarding Forward-Looking Statements
Certain information included in this Form 10-Q is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, and involves risks, assumptions, and uncertainties that could cause actual results to differ materially from those expressed or implied by forward-looking statements. Forward-looking statements can be identified by use of forward-looking terminology, including terms such as “plan,” “believe,” “may,” “continue,” “could,” “will,” “should,” “would,” “anticipate,” “attempt,” “estimate,” “expect,” “intend,” “objective,” “seek,” “pursue,” “strive,” or, the negatives of these words, comparable terminology, or other references to future periods; however, statements may be forward-looking whether or not these terms or their negatives are used. Forward-looking statements are not a representation by us that the future plans, estimates, or expectations contemplated by us will be achieved. Our actual results could differ materially from the forward-looking statements included herein. We consider the assumptions and estimates on which forward-looking statements are based to be reasonable, but they are subject to various risks and uncertainties relating to our operations, financial results, financial conditions, business, prospects, future plans and strategies, projections, liquidity, the economy, and other future conditions. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors could cause our actual results to differ materially from those contained in forward-looking statements including, without limitation: food safety issues, including risks of food-borne illnesses, tampering, contamination, and cross-contamination; impacts from any material failure, inadequacy, or interruption of our information technology systems, including breaches or failures of such systems or other cybersecurity or data security-related incidents; our ability to execute our business strategy, including our turnaround plan and growth through international development with strategic partners and profitable expansion of our fresh delivery and digital channels; our ability to realize the anticipated benefits from past or potential future strategic transactions (including refranchising); failure by our franchisees, subfranchisees, or third-party service providers to operate effectively and in compliance with our standards and applicable law; any harm to our reputation or brand image; negative impacts on our business due to changes in consumer spending habits, consumer preferences, or demographic trends; our ability to open new and maintain existing shops and points of access both domestically and internationally; disruptions to our and our franchisees’ supply chain, including the loss of or failure to perform by single-source or limited suppliers, vendors, distributors, or manufacturers; our significant indebtedness and our ability to meet the financial and other covenants under our credit facilities; changes in the cost of raw materials and fuel or other commodities, including due to import and export requirements (including tariffs), inflation, fluctuations in foreign exchange rates, or heightened geopolitical tensions (including the recent Iran conflict); our ability to recruit and retain key personnel; failure to develop or maintain effective internal control over financial reporting or disclosure controls and procedures; adverse regulatory actions or publicity concerning food or occupational safety, food quality, health, and other issues or regulatory investigations, enforcement actions, or material litigation; and other risks and uncertainties described under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K, filed by us with the SEC and in other filings we make from time to time with the SEC. These forward-looking statements are made only as of the date of this document, and we undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events, or otherwise, except as may be required by law.

Overview
We believe Krispy Kreme is one of the most beloved and well-known sweet treat brands in the world. Krispy Kreme operates in more than 40 countries through its unique network of shops (“Doughnut Shops”), partnerships with leading retailers, and growing digital business. Our purpose is to touch and enhance lives through the joy that is Krispy Kreme. We are an omni-channel business that focuses on fresh, high-quality doughnuts with 15,125 points of access globally as of the end of the first quarter of fiscal 2026. We refer to the points of access where consumers can purchase our doughnuts as our “Global Points of Access” or, when referring to points of access in a particular region or segment, “Points of Access.” We sell doughnuts to consumers through three main channels: (1) Hot Light Theater Shops and Fresh Shops, (2) fresh delivery, and (3) digital.
The following table presents a summary of our financial results for the periods presented:

	Quarter Ended
(in thousands, except percentages)	March 29, 2026	March 30, 2025	% Change
Net Revenues (1)	$367,034	$375,184	(2.2)%
Net Loss	(22,673)	(33,405)	32.1%
Net Loss Attributable to Krispy Kreme, Inc.	(22,784)	(33,284)	31.5%
Adjusted Net Loss, Diluted (2)	(7,780)	(8,840)	12.0%
Adjusted EBITDA (2)	$33,096	$23,980	38.0%
(1)Organic revenue decline was 2.6% in the quarter ended March 29, 2026. Refer to “Results of Operations” below for more information on and the calculation of organic revenue growth/(decline).
(2)Refer to “Key Performance Indicators and Non-GAAP Measures” below for more information as to how we define and calculate Adjusted EBITDA and Adjusted Net Income/(Loss), Diluted and for a reconciliation of Adjusted EBITDA and Adjusted Net Income/(Loss), Diluted to the most comparable measure calculated under GAAP.

Significant Events and Transactions
Our Turnaround Plan
The Company’s comprehensive turnaround plan, announced in August 2025, is designed to deleverage the balance sheet and deliver sustainable, profitable growth. The four components of the plan and certain progress made on each component are as follows:
•Refranchising: Improve financial flexibility through pursuit of opportunities to refranchise certain international equity markets. In the first quarter of fiscal 2026, we restructured our consolidated subsidiary in the western U.S., W.K.S. Krispy Kreme, to a minority ownership interest and completed the previously announced transaction to sell our operations in Japan;
•Improving return on invested capital: Reduce capital intensity by using existing assets and focusing on franchise development. During the first quarter of fiscal 2026 capital expenditures decreased by $17 million when compared to the first quarter of 2025, and we expect to continue to reduce capital investment in fiscal 2026 compared to fiscal 2025. We are also making selective, capital-light investments in geographies which currently have limited access to our products or where we have insufficient production to meet demand. This includes opening in new international franchise markets such as the Company’s planned entry into the Netherlands in late 2026 as announced in the first quarter of 2026;
•Expanding profit margins: Expand profit margins through greater operational efficiency. During the first quarter of fiscal 2026, we focused on making doughnuts more efficiently through optimizing production, streamlining Hub activities, and improving labor productivity. In addition, we are focused on delivering fresh doughnuts more efficiently through outsourcing U.S. logistics and improving route management and demand planning, and through optimizing production and delivery schedules to support cost-effective expansion. During the first quarter, we continued to outsource some of our U.S. fresh deliveries to 3PL carriers, and we completed the transition to 3PL carriers during the second quarter of fiscal 2026; and
•Driving sustainable, profitable growth: Pursue U.S. growth based upon sustainable and profitable revenue streams. During the first quarter of fiscal 2026, we added 276 profitable fresh delivery doors with strategic partners. In fiscal 2025, we closed underperforming fresh delivery doors, resulting in our Global Points of Access of 15,125 representing a decrease of 15.9% compared to the first quarter of fiscal 2025, primarily driven by the strategic closure of underperforming fresh delivery doors including the exit of McDonald’s USA doors in the third quarter of fiscal 2025 discussed below.

Digital, Brand, and Innovation
We continue to prioritize expanding our digital channel sales, which grew in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. Growth in our digital channel is due to improvements in our branded digital platform as well as increasing product availability through third party digital channels, including delivery apps and our customers’ digital platforms. Innovation is also a significant driver of frequency as we create promotions and products that attract media outlets to our brand across our Global Points of Access. Additionally, we deliver new product experiences that align with seasonal and trending consumer and societal interests and create positive connections through simple, frequent, brand-focused offerings that encourage shared experiences. During the first quarter of fiscal 2026, we delivered the joy that is Krispy Kreme by spotlighting our core offerings such as the Original Glazed doughnut, supplemented by specialty doughnut offerings and seasonal activations, including Chocomania, Valentines, and many others around the world.
Termination of the Business Relationship Agreement with McDonald’s USA
On June 24, 2025, we and McDonald’s USA announced that our companies jointly decided to terminate the Business Relationship Agreement effective July 2, 2025, resulting in the reduction of approximately 2,400 fresh delivery doors in the third quarter of fiscal 2025. We worked to quickly remove costs related to the McDonald’s USA partnership which we expect to continue positively impacting profitability trends for our U.S. segment in the first half of fiscal 2026. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for further information.
2024 Cybersecurity Incident
As previously disclosed, during the fourth quarter of fiscal 2024, unauthorized activity on a portion of our information technology systems resulted in our experiencing certain operational disruptions, including with online ordering in parts of the U.S. (the “2024 Cybersecurity Incident”). We incurred losses and costs from the incident, primarily in the fourth quarter of fiscal 2024 and early in the first quarter of fiscal 2025. We hold cybersecurity insurance which offset a portion of the losses and costs from the incident. The investigation of the 2024 Cybersecurity Incident was substantially completed in the second quarter of fiscal 2025.
Tariffs, Global Trade, and Geopolitical Uncertainty
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

In addition to the above, conflicts involving Iran and in the Middle East more broadly have contributed to increased global economic instability and increases in fuel and other commodity prices, exacerbating inflationary pressures. These developments could impact our business by way of supply chain disruptions and increasing transportation costs, contributing to higher costs of materials and logistics across our global supply chain. We are monitoring developments with respect to the ongoing military conflict with Iran including the impact on global commodity prices and potential logistics disruptions. We may experience increases in transportation costs or delays in the shipment or delivery of our products.
We may be unable to fully offset any such increases by adjusting the pricing of our products. Any of these factors could adversely affect our business, financial condition and results of operations.

Revision of Financial Statements
As discussed in Note 2, Revision of Financial Statements, to the Condensed Consolidated Financial Statements, the Company identified and corrected an error in the classification of its redeemable noncontrolling interests. Management determined the error did not materially misstate previously issued financial statements and would be appropriate to correct.
The Company has revised previously issued financial information included in this Quarterly Report . The revisions do not affect the Company’s previously reported operating results, cash flows, or financial condition apart from the reclassification within the equity section of the balance sheet and the required redemption value accretion recognized throughout fiscal 2025.

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
Throughout this Form 10-Q, we utilize “Global Points of Access” as a key performance indicator. Global Points of Access reflect all locations at which fresh doughnuts can be purchased. We define Global Points of Access to include all Hot Light Theater Shops, Fresh Shops, Carts and Food Trucks, fresh delivery doors, and other points at which fresh doughnuts can be purchased, at both Company-owned and franchise locations as of the end of the applicable reporting period. We monitor Global Points of Access as a metric that informs the growth of our omni-channel presence over time and believe this metric is useful to investors to understand our footprint in each of our segments and by asset type.
The following table presents our Global Points of Access, by segment and type, as of the end of the first quarter of fiscal 2026, the first quarter of fiscal 2025, and fiscal 2025, respectively:

	Global Points of Access
	Quarter Ended		Fiscal Year Ended
	March 29, 2026	March 30, 2025	December 28, 2025
U.S.:(1)
Hot Light Theater Shops	176	238	235
Fresh Shops	46	67	68
Fresh Delivery Doors(2)	5,949	10,186	7,160
Total	6,171	10,491	7,463
International:(1)
Hot Light Theater Shops	47	48	52
Fresh Shops	448	518	527
Carts, Food Trucks, and Other(3)	17	17	18
Fresh Delivery Doors	3,630	4,469	4,225
Total	4,142	5,052	4,822
Market Development:(1)
Hot Light Theater Shops	177	108	113
Fresh Shops	1,246	1,104	1,130
Carts, Food Trucks, and Other(3)	30	30	29
Fresh Delivery Doors	3,359	1,197	1,637
Total	4,812	2,439	2,909
Total Global Points of Access (as defined)	15,125	17,982	15,194
Total Hot Light Theater Shops	400	394	400
Total Fresh Shops	1,740	1,689	1,725
Total Shops	2,140	2,083	2,125
Total Carts, Food Trucks, and Other	47	47	47
Total Fresh Delivery Doors(2)	12,938	15,852	13,022
Total Global Points of Access (as defined)	15,125	17,982	15,194
(1)During the first quarter of fiscal 2026, certain points of access moved from the U.S. and International segments to Market Development. Refer to Note 3, Acquisitions and Divestitures for more information on the impact of refranchising.
(2)During fiscal 2025 we exited approximately 2,400 McDonald’s USA fresh delivery doors related to termination of the Business Relationship Agreement with McDonald’s USA.
(3)Carts and Food Trucks are non-producing, mobile (typically on wheels) facilities without walls or a door where product is received from a Hot Light Theater Shop or Doughnut Factory. Other includes a vending machine. Points of Access in this category are primarily found in international locations in airports and train stations.

As of March 29, 2026, we had 15,125 Global Points of Access, with 2,140 Krispy Kreme branded shops, 47 Carts and Food Trucks, and 12,938 fresh delivery doors. During the first quarter of fiscal 2026, we added a net 15 additional Krispy Kreme branded Doughnut Shops globally, in countries such as Spain, Brazil, and Taiwan, among many others. The decrease to the total Global Points of Access compared to the end of the first quarter of fiscal 2025 primarily relates to the exit of fresh delivery doors related to the strategic closure of underperforming fresh delivery doors, including the exit of fresh delivery doors related to the termination of the Business Relationship Agreement with McDonald’s USA.
We also utilize “Hubs” as a key performance indicator. We have an omni-channel strategy to reach more consumers where they are and drive sustainable, profitable growth, and this strategy is supported by a capital-efficient Hub and Spoke distribution model that provides a route to market and powers profitability. Our Hot Light Theater Shops and Doughnut Factories serve as centralized production facilities (“Hubs”). From these Hubs, we deliver doughnuts to our Fresh Shops, Carts and Food Trucks, and fresh delivery doors (“Spokes”) primarily through an integrated network of Company-operated delivery routes, designed to ensure quality and freshness. During the first quarter of fiscal 2026, we continued to outsource our U.S. deliveries to 3PL carriers, and we completed the outsourcing to 3PL carriers in the U.S. in the second quarter of fiscal 2026. In the U.S. Segment, the decrease to the total number of Hubs as of March 29, 2026 compared to the end of the first quarter of fiscal 2025 primarily relates to the impact of refranchising and the optimization of our production network in the U.S.
The following table presents our Hubs, by segment and type, as of the end of the first quarter of fiscal 2026, the first quarter of fiscal 2025, and fiscal 2025, respectively:

	Hubs
	Quarter Ended		Fiscal Year Ended
	March 29, 2026	March 30, 2025	December 28, 2025
U.S.:(1)
Hot Light Theater Shops(2)	160	234	223
Doughnut Factories	6	6	6
Total	166	240	229
Hubs with Spokes	106	162	159
Hubs without Spokes	60	78	70
International:(1)
Hot Light Theater Shops(2)	41	39	43
Doughnut Factories	11	14	14
Total	52	53	57
Hubs with Spokes	52	53	57
Market Development:(1)
Hot Light Theater Shops(2)	171	106	111
Doughnut Factories	29	27	26
Total	200	133	137
Total Hubs(3)	418	426	423
(1)During the first quarter of fiscal 2026, certain Hubs moved from the U.S. and International segments to Market Development. Refer to Note 3, Acquisitions and Divestitures, for more information on the impact of refranchising.
(2)Includes only Hot Light Theater Shops and excludes Mini Theaters. A Mini Theater is a Spoke location that produces some doughnuts for itself and also receives doughnuts from another producing location.
(3)The decrease in total Hubs is driven by Hub optimization in the U.S.

Non-GAAP and Operating Measures
We report our financial results in accordance with GAAP; however, management evaluates our results of operations using, among other measures, organic revenue growth/(decline), Sales per Hub, Systemwide Sales, adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), Adjusted Net Income/(Loss), Diluted, and Adjusted EPS as we believe these non-GAAP and operating measures are useful in evaluating our operating performance. Management believes these measures are important indicators of operations because they exclude items that may not be indicative of our core operating results and provide a better baseline for analyzing trends in our underlying business, and they are consistent with how business performance is planned, reported and assessed internally by management and the Company’s Board of Directors.
Non-GAAP financial measures are not standardized and it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names, limiting their usefulness as comparative measures. Other companies may calculate similarly titled financial measures differently than we do or may not calculate them at all. Additionally, these non-GAAP financial measures are not measurements of financial performance under GAAP or a substitute for results reported under GAAP. In order to facilitate a clear understanding of our consolidated historical operating results, we urge you to review our non-GAAP financial measures in conjunction with our historical Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q and not to rely on any single financial measure.
Organic Revenue Growth/(Decline)
Organic revenue growth/(decline) measures our revenue growth trends excluding the impact of acquisitions, divestitures, and foreign currency, and we believe it is useful for investors to understand the expansion of our global footprint through internal efforts. We define “organic revenue growth/(decline)” as the growth/(decline) in revenues, excluding (i) the impact of revenues of acquired shops owned by us for less than 12 months following their acquisition, (ii) the impact of foreign currency exchange rate changes, (iii) the impact of shop closures related to restructuring programs, (iv) the impact of the divestiture of shops through refranchising, and (v) the impact of revenues generated during the 53rd week for those fiscal years that have a 53rd week based on our fiscal calendar defined in Note 1, Description of Business and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q. See “Results of Operations” for our organic growth/(decline) calculations for the periods presented.

Adjusted EBITDA, Adjusted Net Income/(Loss), Diluted, and Adjusted EPS
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
We define “Adjusted Net Loss, Diluted” as net loss attributable to common shareholders, adjusted for interest expense, share-based compensation, certain strategic initiatives, acquisition and integration expenses, amortization of acquisition-related intangibles, the tax impact of adjustments, and certain other non-recurring, infrequent, or non-core income and expense items. “Adjusted EPS” is Adjusted Net Loss, Diluted converted to a per share amount.
Adjusted EBITDA, Adjusted Net Loss, Diluted, and Adjusted EPS have certain limitations, including adjustments for income and expense items that are required by GAAP. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as share-based compensation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using these non-GAAP measures supplementally.
The following tables present a reconciliation of net loss to Adjusted EBITDA, and net loss to Adjusted Net Loss, Diluted and Adjusted EPS for the periods presented:

	Quarter Ended
(in thousands)	March 29, 2026	March 30, 2025
Net loss	$(22,673)	$(33,405)
Interest expense, net	15,624	16,196
Income tax expense/(benefit)	3,583	(2,667)
Share-based compensation	4,639	2,603
Employer payroll taxes related to share-based compensation	17	166
Other non-operating income, net(1)	(159)	(393)
Strategic initiatives(2)	7,200	2,353
Acquisition and integration expenses(3)	—	71
New market penetration expenses(4)	—	75
Shop closure expenses, net(5)	32	272
Restructuring and severance expenses(6)	394	108
Gain on refranchising(7)	(8,885)	—
Other(8)	1,209	4,700
Amortization of acquisition related intangibles(9)	7,808	7,661
Depreciation expense and amortization of right of use assets	24,307	26,240
Consolidated Adjusted EBITDA	$33,096	$23,980

	Quarter Ended
(in thousands, except per share amounts)	March 29, 2026	March 30, 2025
Net loss	$(22,673)	$(33,405)
Share-based compensation	4,639	2,603
Employer payroll taxes related to share-based compensation	17	166
Other non-operating income, net (1)	(159)	(393)
Strategic initiatives (2)	7,200	2,353
Acquisition and integration expenses (3)	—	71
New market penetration expenses (4)	—	75
Shop closure expenses, net (5)	32	272
Restructuring and severance expenses (6)	394	108
Gain on refranchising (7)	(8,885)	—
Other (8)	1,209	4,700
Amortization of acquisition related intangibles (9)	7,808	7,661
Tax impact of adjustments (10)	3,424	6,830
Tax specific adjustments (11)	(675)	—
Net (income)/loss attributable to noncontrolling interest	(111)	121
Adjusted net loss attributable to common shareholders - Basic	$(7,780)	$(8,838)
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	—	(2)
Adjusted net loss attributable to common shareholders - Diluted	$(7,780)	$(8,840)
Basic weighted average common shares outstanding	172,019	170,291
Dilutive effect of outstanding common stock options, RSUs, and PSUs	—	—
Diluted weighted average common shares outstanding	172,019	170,291
Adjusted net loss per share attributable to common shareholders:
Basic	$(0.05)	$(0.05)
Diluted	$(0.05)	$(0.05)
(1)Primarily foreign translation gains and losses in each period. The quarter ended March 30, 2025 also consists of equity method income from Insomnia Cookies following the divestiture of a controlling interest in Insomnia Cookies during fiscal 2024.
(2)The quarter ended March 29, 2026 consists primarily of $4.2 million of costs associated with the evaluation and execution of refranchising certain equity markets as well as $2.9 million in costs associated with the transition to third party logistics in the U.S., of that amount $1.6 million is related to non-cash impairments. The quarter ended March 30, 2025 consists primarily of $2.4 million of costs associated with preparing for and executing the U.S. national expansion (including McDonald’s).
(3)Consists of acquisition and integration-related costs in connection with the Company’s business and franchise acquisitions, including legal, due diligence, and advisory fees incurred in connection with acquisition and integration-related activities for the applicable period.
(4)Consists of start-up costs associated with entry into new countries in which the Company’s brands had not previously operated, including Brazil and Spain.
(5)Includes lease termination costs, impairment charges, and loss on disposal of property, plant and equipment.
(6)The quarter ended March 29, 2026 and the quarter ended March 30, 2025 consist primarily of costs associated with restructuring of the U.S. and U.K. businesses.
(7)Includes gains and losses on the deconsolidation of assets and liabilities associated with the refranchising of Krispy Kreme shops.
(8)The quarter ended March 29, 2026 consists primarily of $0.8 million of legal fees related to shareholder derivative litigation. Refer to Note 13 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for further information. The quarter ended March 30, 2025 consists primarily of $4.4 million in costs related to remediation of the 2024 Cybersecurity Incident, including fees for cybersecurity experts and other advisors.
(9)Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the Condensed Consolidated Statements of Operations.

(10)Tax impact of adjustments calculated applying the applicable statutory rates. The quarters ended March 29, 2026 and March 30, 2025 also include the impact of disallowed executive compensation expense. The Company’s adjusted effective tax rate is (11.4)% and 50.5% for the quarters ended March 29, 2026 and March 30, 2025, respectively.
(11)Consists of the recognition of previously unrecognized tax benefits unrelated to ongoing operations of $0.7 million.

Sales Per Hub
In order to measure the effectiveness of our Hub and Spoke model, we use “Sales per Hub” on a trailing four-quarter basis, which includes all revenue generated from a Hub and its associated Spokes. Sales per Hub equals Fresh Revenues from Hubs with Spokes, divided by the average number of Hubs with Spokes for the period. Fresh Revenues include product sales generated from our Doughnut Shop business (including digital channels), as well as fresh delivery sales, but exclude all Insomnia Cookies revenues as the measure is focused on the Krispy Kreme business. The average number of Hubs with Spokes for a period is calculated as the average of the number of Hubs with Spokes at the end of the five most recent quarters. The Sales per Hub performance measure allows us and investors to measure our effectiveness at leveraging the Hubs in the Hub and Spoke model to distribute product and generate cost efficiencies and profitability.
Sales per Hub was as follows for each of the periods below:

	Trailing Four Quarters Ended	Fiscal Year Ended
(in thousands, unless otherwise stated)	March 29, 2026	December 28, 2025	December 29, 2024
U.S.:
Revenues	$898,056	$913,050	$1,058,736
Non-Fresh Revenues (1)	(2,577)	(2,454)	(3,161)
Fresh Revenues from Insomnia Cookies and Hubs without Spokes (2)	(139,896)	(154,151)	(307,665)
Fresh Revenues from Hubs with Spokes	755,583	756,445	747,910
Sales per Hub (millions)	5.1	4.7	4.9

International:
Fresh Revenues from Hubs with Spokes (3)	$540,711	$535,088	$519,102
Sales per Hub (millions) (4)	9.9	9.7	9.9
(1)Includes licensing royalties from customers for use of the Krispy Kreme brand.
(2)Includes Insomnia Cookies revenues (through the date of deconsolidation) and Fresh Revenues generated by Hubs without Spokes.
(3)Total International net revenues is equal to Fresh Revenues from Hubs with Spokes for that business segment.
(4)International Sales per Hub comparative data has been restated in constant currency based on current exchange rates.
In our International segment, where the Hub and Spoke model originated, we had Sales per Hub of $9.9 million during the trailing four quarters ended March 29, 2026, largely consistent with the $9.7 million generated in the full fiscal year 2025 and the $9.9 million generated in the full fiscal year 2024. The International segment illustrates the benefits of leveraging our Hub and Spoke model as the most efficient way to grow the business, as shown by the consistent Sales per Hub and higher Adjusted EBITDA margins despite elevated commodity costs and macroeconomic conditions. In the U.S. segment, we had Sales per Hub of $5.1 million during the trailing four quarters ended March 29, 2026, up from the $4.7 million generated in the full fiscal year 2025 and the $4.9 million generated in the full fiscal year 2024. In the U.S. we continue our efforts to increase the number of quality Spokes served by our Hubs. During fiscal 2025, we identified and exited underperforming Spokes in line with our efforts to optimize the segment. We expect to increase the number of quality Spokes through growth with fresh delivery customers across the U.S. coupled with a continued focus on identifying and addressing underperforming fresh delivery doors.
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
In the first quarter of fiscal 2026, we generated Systemwide Sales of $485.3 million.

Results of Operations
The following comparisons are historical results and are not indicative of future results, which could differ materially from the historical financial information presented.
Quarter ended March 29, 2026 compared to the Quarter ended March 30, 2025
The following table presents our unaudited condensed consolidated results of operations for the quarter ended March 29, 2026 and the quarter ended March 30, 2025:

	Quarter Ended
	March 29, 2026		March 30, 2025		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$357,438	97.4%	$366,479	97.7%	$(9,041)	-2.5%
Royalties and other revenues	9,596	2.6%	8,705	2.3%	891	10.2%
Total net revenues	367,034	100.0%	375,184	100.0%	(8,150)	-2.2%
Product and distribution costs	88,330	24.1%	90,736	24.2%	(2,406)	-2.7%
Operating expenses	188,106	51.3%	198,843	53.0%	(10,737)	-5.4%
Selling, general and administrative expense	58,033	15.8%	59,405	15.8%	(1,372)	-2.3%
Marketing expenses	10,119	2.8%	10,239	2.7%	(120)	-1.2%
Pre-opening costs	194	0.1%	929	0.2%	(735)	-79.1%
Other asset impairments	1,888	0.5%	162	—%	1,726	nm
Gain on refranchising, net	(8,885)	-2.4%	—	—%	(8,885)	nm
Other expenses, net	759	0.2%	1,238	0.3%	(479)	-38.7%
Depreciation and amortization expense	32,115	8.7%	33,901	9.0%	(1,786)	-5.3%
Operating loss	(3,625)	-1.0%	(20,269)	-5.4%	16,644	82.1%
Interest expense, net	15,624	4.3%	16,196	4.3%	(572)	-3.5%
Other non-operating income, net	(159)	—%	(393)	-0.1%	234	59.5%
Loss before income taxes	(19,090)	-5.2%	(36,072)	-9.6%	16,982	47.1%
Income tax expense/(benefit)	3,583	1.0%	(2,667)	-0.7%	6,250	234.3%
Net loss	(22,673)	-6.2%	(33,405)	-8.9%	10,732	32.1%
Net income/(loss) attributable to noncontrolling interest	111	—%	(121)	—%	232	191.7%
Net loss attributable to Krispy Kreme, Inc.	$(22,784)	-6.2%	$(33,284)	-8.9%	$10,500	31.5%

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the quarter ended March 29, 2026 compared to the quarter ended March 30, 2025:

(in thousands, except percentages)	U.S.	International	Market Development	Total Company
Total net revenues in first quarter of fiscal 2026	$221,550	$125,258	$20,226	$367,034
Total net revenues in first quarter of fiscal 2025	236,544	119,635	19,005	375,184
Total Net Revenues (Decline)/Growth	(14,994)	5,623	1,221	(8,150)
Total Net Revenues (Decline)/Growth %	(6.3)%	4.7%	6.4%	(2.2)%
Less: Impact of refranchising	(5,860)	(5,349)	2,127	(9,082)
Adjusted net revenues in first quarter of fiscal 2025	230,684	114,286	21,132	366,102
Adjusted net revenue (decline)/growth	(9,134)	10,972	(906)	932
Adjusted Net Revenue (Decline)/Growth %	(4.0)%	9.6%	(4.3)%	0.3%
Impact of foreign currency translation	—	(10,501)	—	(10,501)
Organic Revenue (Decline)/Growth	$(9,134)	$471	$(906)	$(9,569)
Organic Revenue (Decline)/Growth %	(4.0)%	0.4%	(4.3)%	(2.6)%
Total net revenue declined $8.2 million, or approximately 2.2%, from the first quarter of fiscal 2025 to the first quarter of fiscal 2026, primarily due to the $9.1 million reduction associated with refranchising efforts taken in the U.S. and International segments. Organic revenue decreased by approximately 2.6%, primarily driven by a decline in both the U.S. and Market Development, partially offset by growth in the International segment. The organic revenue decrease reflects a Global Points of Access decline of 2,857, or 15.9%, primarily impacted by the strategic closure of underperforming fresh delivery doors, including those associated with the termination of the Business Relationship Agreement with McDonald’s USA.
Our U.S. segment net revenue declined $15.0 million, or approximately 6.3%, from the first quarter of fiscal 2025 to the first quarter of fiscal 2026, primarily due to the $5.9 million reduction associated with refranchising of the U.S. business and the strategic closure of underperforming fresh delivery doors. U.S. organic revenue declined by approximately 4.0%, primarily driven by the strategic closure of underperforming fresh delivery doors, including those associated with the termination of the Business Relationship Agreement with McDonald’s USA.
Our International segment net revenue increased $5.6 million, or approximately 4.7%, from the first quarter of fiscal 2025 to the first quarter of fiscal 2026, aided by foreign currency translation impacts of $10.5 million, partially offset by the refranchising of Japan. International organic revenue grew by approximately 0.4%, driven primarily by strength in Canada and Mexico.
Our Market Development segment net revenue increased $1.2 million, or approximately 6.4%, from the first quarter of fiscal 2025 to the first quarter of fiscal 2026, primarily due to the $2.1 million benefit from refranchising in the first quarter of fiscal 2026 (the results of refranchised businesses are reported within the U.S. or International segments, as applicable, prior to the respective dates of divestiture, and are reported within the Market Development segment, following the respective dates of divestiture). Market Development organic revenue declined by approximately 4.3%, as growth in royalty revenue from certain international franchise markets was more than offset by lower franchisee product sales and less shipments of equipment to franchisees.
Operating expenses: Operating expenses decreased $10.7 million, or 5.4%, from the first quarter of fiscal 2025 to the first quarter of fiscal 2026, driven mainly by an increase in operational efficiencies. Operating expenses as a percentage of revenue decreased by approximately 170 basis points, from 53.0% in the first quarter of fiscal 2025 to 51.3% in the first quarter of fiscal 2026, primarily due to increased operational efficiencies as we continue to deliver on our turnaround plan.
Selling, general and administrative expense: Selling, general and administrative (“SG&A”) expense decreased $1.4 million, or 2.3%, from the first quarter of fiscal 2025 to the first quarter of fiscal 2026. As a percentage of revenue, SG&A expense remained consistent with the comparable period.
Gain on refranchising, net: In the first quarter of fiscal 2026, the Company completed two refranchising transactions, one each impacting the U.S. and International business segments resulting in a net gain of $8.9 million. Refer to Note 3, Acquisitions and Divestitures to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for further information.

Depreciation and amortization expense: Depreciation and amortization expense decreased $1.8 million, or 5.3%, from the first quarter of fiscal 2025 to the first quarter of fiscal 2026. As a percentage of revenue, Depreciation and amortization expense decreased approximately 30 basis points, from 9.0% in the first quarter of fiscal 2025 to 8.7% in the first quarter of fiscal 2026, primarily driven by lower finance lease amortization expense and fixed asset impairments taken in the second quarter of fiscal 2025 following the termination of the Business Relationship Agreement with McDonald’s USA.
Income tax (benefit)/expense: Income tax expense was $3.6 million in the first quarter of fiscal 2026, while income tax benefit was $2.7 million in the first quarter of fiscal 2025. The variance was primarily driven by the refranchising of W.K.S. Krispy Kreme and Krispy Kreme Japan and an increase in pre-tax results in the first quarter of fiscal 2026.
Results of Operations by Segment – Quarter ended March 29, 2026 compared to the Quarter ended March 30, 2025
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Quarter Ended		Change
(in thousands, except percentages)	March 29, 2026	March 30, 2025	$	%
Adjusted EBITDA
U.S.	$25,549	$15,911	$9,638	60.6%
International	14,472	14,897	(425)	-2.9%
Market Development	11,634	11,047	587	5.3%
Corporate	(18,559)	(17,875)	(684)	-3.8%
Total Adjusted EBITDA (1)	$33,096	$23,980	$9,116	38.0%
(1)    Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net loss.
U.S. segment Adjusted EBITDA increased $9.6 million, or 60.6%, with margin expansion of 480 basis points to 11.5% in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025, primarily driven by productivity initiatives, SG&A savings, and the removal of costs following the termination of the Business Relationship Agreement with McDonald’s USA.
International segment Adjusted EBITDA decreased $0.4 million, or 2.9%, primarily due to refranchising of the Japan business. The margin decline of 90 basis points to 11.6% in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025, was due to lower Adjusted EBITDA in Australia and Canada.
Market Development segment Adjusted EBITDA increased $0.6 million, or 5.3%, with margin decline of 60 basis points to 57.5% in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025, driven mainly by changes in the regional mix of product sales.

Capital Resources and Liquidity
Our principal sources of liquidity to date have included cash from operating activities, cash on hand, amounts available under our credit facility, commercial trade financing including our structured payables programs, and proceeds from strategic transactions. Our primary use of liquidity is to fund the cash requirements of our business operations, including working capital needs, capital expenditures, acquisitions, and other commitments.
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
As of March 29, 2026, the principal amount outstanding under our 2023 Facility was $827.4 million. The decrease from the 2023 Facility balance as of December 28, 2025 was primarily driven by proceeds from the refranchising transactions completed in the first quarter of fiscal 2026 which were used to pay down debt. Refer to Note 10, Long-Term Debt to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for further information.
We had cash and cash equivalents of $74.2 million and $42.4 million as of March 29, 2026 and December 28, 2025, respectively. We believe that our existing cash and cash equivalents and available borrowing capacity under our credit facilities discussed above will be sufficient to fund our operating and capital needs for at least the next twelve months. Our assessment of the period of time through which our financial resources will be adequate to support our operations could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the growth of our presence in new markets, and the expansion of our omni-channel model in existing markets. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.
Dividend Policy
In line with our capital allocation priorities with our growth strategy, the Company does not currently pay cash dividends to holders of the Company’s common stock.

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

	Quarter Ended
(in thousands)	March 29, 2026	March 30, 2025
Net cash provided by/(used for) operating activities	$20,166	$(20,834)
Net cash provided by/(used for) investing activities	100,051	(25,811)
Net cash (used for)/provided by financing activities	$(88,103)	$36,798
Operating Activities
Cash provided by operations totaled $20.2 million for the first quarter of fiscal 2026, a fluctuation of $41.0 million compared with the first quarter of fiscal 2025, primarily due to an increase in operational efficiencies as we continue to deliver on our turnaround plan.
Investing Activities
Cash provided by investing activities totaled $100.1 million for the first quarter of fiscal 2026, an increase of $125.9 million compared with the first quarter of fiscal 2025. The cash provided by investing activities in the first quarter of fiscal 2026 was primarily due to the refranchising transactions discussed in Note 3, Acquisitions and Divestitures to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q, partially offset by cash for capital expenditures. As part of our turnaround plan, we expect to reduce capital investment by using existing assets and focusing on franchise development.
Financing Activities
Cash used for financing activities totaled $88.1 million for the first quarter of fiscal 2026, a fluctuation of $124.9 million compared with the first quarter of fiscal 2025, primarily driven by the repayment of long term debt balances with a portion of the net proceeds received from the refranchising transactions discussed in Note 3, Acquisitions and Divestitures to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.
Debt
Our long-term debt obligations consist of the following:

(in thousands)	March 29, 2026	December 28, 2025
2023 Facility — term loan	$732,363	$742,825
2023 Facility — revolving credit facility	95,000	157,500
Short-term lines of credit	1,108	2,514
Less: Debt issuance costs	(2,569)	(2,904)
Finance lease obligations	62,468	77,894
Total long-term debt	888,370	977,829
Less: Current portion of long-term debt	(58,717)	(65,977)
Long-term debt, less current portion	$829,653	$911,852

2023 Secured Credit Facility
As of March 29, 2026, the 2023 Facility consisted of a $300.0 million senior secured revolving credit facility and a term loan with an original principal amount of $700.0 million. During the second quarter of fiscal 2025, the Company amended the 2023 Facility to, among other things, establish additional, incremental term loan commitments in an aggregate principal amount of $125.0 million. Refer to Note 10, Long-Term Debt to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for further information.
Under the terms of the 2023 Facility, we are subject to a requirement to maintain a leverage ratio of less than 5.00 to 1.00 as of the end of each quarterly Test Period (as defined in the 2023 Facility) through maturity in March 2028. The leverage ratio under the 2023 Facility is defined as the ratio of (a) Total Indebtedness (as defined in the 2023 Facility, which includes all debt and finance lease obligations) minus unrestricted cash and cash equivalents to (b) a defined calculation of Adjusted EBITDA (2023 Facility Adjusted EBITDA) for the most recently ended Test Period. Our leverage ratio was 3.9 to 1.00 as of the end of the first quarter of fiscal 2026 compared to 4.4 to 1.00 as of the end of fiscal 2025.
We were in compliance with the financial covenants related to the 2023 Facility as of March 29, 2026. If we are unable to meet the 2023 Facility financial or other covenants in future periods, it could limit our ability to draw on the revolving credit facility, could result in the lenders accelerating the maturity of such indebtedness and foreclosing upon the collateral pledged thereunder, and could require the replacement of the 2023 Facility with new sources of financing, which we may be unable to secure on favorable terms or at all, any of which could negatively impact our liquidity.
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
Critical Accounting Policies and Estimates
Our Condensed Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-Q have been prepared in conformity with GAAP. The preparation of the Condensed Consolidated Financial Statements requires the use of judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as related disclosures. We consider an accounting judgment, estimate, or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates, and assumptions could have a material impact on our Condensed Consolidated Financial Statements. Actual results could differ from the estimates made by management.
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K.
New Accounting Pronouncements
Refer to Note 1, Description of Business and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q, for a detailed description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Effects of Changing Prices
We are exposed to the effects of commodity price fluctuations in the cost of ingredients of our products, of which flour, sugar, and shortening are the most significant. These costs are subject to fluctuations due to a number of factors, including, but not limited to, market conditions, economic and geopolitical uncertainty, demand for raw materials, weather, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), armed hostilities, and other factors beyond our control. During the first quarter of fiscal 2026, we continued to experience headwinds from commodity inflation globally. We have undertaken efforts to effectively manage inflationary cost increases through rapid inventory turnover and reduced inventory waste, and increased focus on resiliency of our supply chains. Additionally, from time to time we may enter into forward contracts for supply through our vendors for raw materials which are ingredients of our products or which are components of such ingredients, including wheat, sugar, and vegetable oil.
We are also exposed to the effects of commodity price fluctuations in the cost of gasoline used by our delivery vehicles. To mitigate the risk of fluctuations in the price of our fuel purchases, we may directly purchase commodity futures contracts.
Interest Rate Risk
We are exposed to changes in interest rates on any borrowings under our debt facilities, which bear interest based on the one-month SOFR (with a floor of zero). Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in SOFR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps on $550.0 million notional of our $828.5 million of outstanding debt under the 2023 Facility and short-term lines of credit as of March 29, 2026, which we account for as cash flow hedges. The interest rate swap agreements are scheduled to mature in March 2028. Based on the $278.5 million of unhedged outstanding debt as of March 29, 2026, a 100 basis point increase or decrease in the one-month SOFR would result in a $2.8 million increase or decrease, respectively, in interest expense for a 12-month period, based on the daily average of the one-month SOFR for the quarter ended March 29, 2026.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk on the operations of our subsidiaries that have functional currencies other than the U.S. dollar, whose revenues accounted for approximately 34% of our total net revenues during the quarter ended March 29, 2026. A substantial majority of these revenues, or approximately $125.3 million through the quarter ended March 29, 2026, were attributable to subsidiaries whose functional currencies are the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, the Mexican peso, and the Japanese yen. A 10% increase or decrease in the average exchange rate of these currencies against the U.S. dollar would have resulted in a decrease or increase, respectively, of approximately $12.5 million in our total net revenues for the quarter ended March 29, 2026.
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
As of March 29, 2026, we completed an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.
Changes in Internal Controls over Financial Reporting
There were no changes during the fiscal quarter ended March 29, 2026 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of conducting our business, we have in the past and may in the future become involved in various legal actions and other claims. We may also become involved in other judicial, regulatory, and arbitration proceedings concerning matters arising in connection with the conduct of our business. Some of these matters may involve claims of substantial amounts. These legal proceedings may be subject to many uncertainties and there can be no assurance of the outcome of any individual proceedings. Refer to Note 13, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for more information, including information regarding certain legal proceedings that commenced during the quarter ended March 29, 2026, which is incorporated by reference into this Item 1 of Part II of this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1***
Asset Purchase Agreement, dated March 23, 2026, by and between Awesome Doughnut, LLC and W.K.S. KK HoldCo, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File number 001-40573, filed on March 24, 2026, and incorporated by reference herein)

10.2***
Contribution and Exchange Agreement, dated March 23, 2026, by and between Krispy Kreme Doughnut Corporation and W.K.S. Krispy Kreme, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, File number 001-40573, filed on March 24, 2026, and incorporated by reference herein)

10.3†
Agreement and General Release, dated April 1, 2026, by and between Krispy Kreme Doughnut Corporation and Theresa Zandhuis (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, File number 001-40573, filed on April 6, 2026, and incorporated by reference herein)

10.4†
Key Employee Agreement, dated April 3, 2026, by and among Krispy Kreme, Inc., Krispy Kreme Doughnut Corporation, and Raphael Duvivier (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File number 001-40573, filed on April 6, 2026, and incorporated by reference herein)

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

101
The following financial statements from the Company’s Form 10-Q for the quarter ended March 29, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive (Loss)/Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
***	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
†	Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 8, 2026

Krispy Kreme, Inc.

By:	/s/ Raphael Duvivier
Name:	Raphael Duvivier
Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)