Form 10-Q
period 2026-06-28
Krispy Kreme, Inc.
filed 2026-08-06
CIK 1857154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026

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

The registrant had outstanding 173.5 million shares of common stock as of July 30, 2026.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Krispy Kreme, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended
	June 28, 2026 (13 weeks)	June 29, 2025 (13 weeks)	June 28, 2026 (26 weeks)	June 29, 2025 (26 weeks)
Net revenues
Product sales	$315,674	$371,377	$673,112	$737,856
Royalties and other revenues	15,321	8,390	24,917	17,095
Total net revenues	330,995	379,767	698,029	754,951
Product and distribution costs	86,037	92,627	174,367	183,363
Operating expenses	158,869	210,712	346,975	409,555
Selling, general and administrative expense	53,695	62,920	111,728	122,325
Marketing expenses	11,086	12,185	21,205	22,424
Pre-opening costs	—	1,471	194	2,400
Goodwill and other asset impairments	4,238	406,932	6,126	407,094
Gain on refranchising, net	—	—	(8,885)	—
Other income (expense), net	1,039	(8,311)	1,798	(7,073)
Depreciation and amortization expense	27,007	35,782	59,122	69,683
Operating loss	(10,976)	(434,551)	(14,601)	(454,820)
Interest expense, net	13,375	16,696	28,999	32,892
Loss on divestiture of Insomnia Cookies	—	11,501	—	11,501
Other non-operating income, net	(261)	(1,177)	(420)	(1,570)
Loss before income taxes	(24,090)	(461,571)	(43,180)	(497,643)
Income tax expense/(benefit)	(4,259)	(20,453)	(676)	(23,120)
Net loss	(19,831)	(441,118)	(42,504)	(474,523)
Net income/(loss) attributable to noncontrolling interest	480	(5,858)	591	(5,979)
Net loss attributable to Krispy Kreme, Inc.	$(20,311)	$(435,260)	$(43,095)	$(468,544)
Net loss per share:
Common stock — Basic	$(0.12)	$(2.55)	$(0.28)	$(2.77)
Common stock — Diluted	$(0.12)	$(2.55)	$(0.28)	$(2.77)
Weighted average shares outstanding:
Basic	172,578	170,802	172,299	170,546
Diluted	172,578	170,802	172,299	170,546
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Comprehensive (Loss)/Income (Unaudited)
(in thousands)

	Quarter Ended		Two Quarters Ended
	June 28, 2026 (13 weeks)	June 29, 2025 (13 weeks)	June 28, 2026 (26 weeks)	June 29, 2025 (26 weeks)
Net loss	$(19,831)	$(441,118)	$(42,504)	$(474,523)
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustment	1,179	25,797	3,426	34,283
Unrealized income/(loss) on cash flow hedges, net of income taxes (1)	1,930	(1,862)	5,709	(6,429)
Total other comprehensive income	3,109	23,935	9,135	27,854
Comprehensive loss	(16,722)	(417,183)	(33,369)	(446,669)
Net income/(loss) attributable to noncontrolling interest	480	(5,858)	591	(5,979)
Foreign currency translation adjustment attributable to noncontrolling interest	(9)	668	(222)	741
Total comprehensive loss attributable to noncontrolling interest	471	(5,190)	369	(5,238)
Comprehensive loss attributable to Krispy Kreme, Inc.	$(17,193)	$(411,993)	$(33,738)	$(441,431)
(1)Net of income tax (expense)/benefit of ($0.6 million) and ($1.9 million) for the quarter and two quarters ended June 28, 2026, respectively, and $0.6 million and $2.1 million for the quarter and two quarters ended June 29, 2025, respectively.
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	(Unaudited) June 28, 2026	December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$21,825	$42,390
Restricted cash	317	501
Accounts receivable, net	77,411	61,611
Inventories	28,666	26,877
Taxes receivable	14,161	10,854
Current assets held for sale	2,273	13,294
Prepaid expense and other current assets	20,766	18,927
Total current assets	165,419	174,454
Property and equipment, net	375,652	460,935
Goodwill, net	669,745	712,264
Other intangible assets, net	727,725	797,749
Operating lease right of use assets, net	350,029	395,523
Investments in unconsolidated entities	21,947	7,413
Noncurrent assets held for sale	—	31,056
Other assets	52,806	13,565
Total assets	$2,363,323	$2,592,959
LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$71,036	$65,977
Current operating lease liabilities	46,951	51,213
Accounts payable	148,502	134,384
Accrued liabilities	91,634	99,805
Current liabilities held for sale	—	13,535
Structured payables	106,998	92,366
Total current liabilities	465,121	457,280
Long-term debt, less current portion	794,214	911,852
Noncurrent operating lease liabilities	351,011	395,895
Deferred income taxes, net	93,802	96,236
Noncurrent liabilities held for sale	—	11,816
Other long-term obligations and deferred credits	39,396	42,919
Total liabilities	1,743,544	1,915,998
Commitments and contingencies
Mezzanine equity:
Redeemable noncontrolling interest	—	24,181
Total mezzanine equity	—	24,181
Shareholders’ equity:
Common stock, $0.01 par value; 300,000 shares authorized as of both June 28, 2026 and December 28, 2025; 172,744 and 171,555 shares issued and outstanding as of June 28, 2026 and December 28, 2025, respectively	1,725	1,716
Additional paid-in capital	1,474,652	1,473,644
Shareholder note receivable	(1,139)	(1,791)
Accumulated other comprehensive income/(loss), net of income tax	7,299	(2,059)
Retained deficit	(864,482)	(821,387)
Total shareholders’ equity attributable to Krispy Kreme, Inc.	618,055	650,123
Noncontrolling interest	1,724	2,657
Total shareholders’ equity	619,779	652,780
Total liabilities, mezzanine equity, and shareholders’ equity	$2,363,323	$2,592,959
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss) (“AOCI”)			Retained Deficit	Noncontrolling Interest	Total
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized Income/(Loss) on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at December 28, 2025	171,555	$1,716	$1,473,643	$(1,791)	$4,670	$(6,290)	$(439)	$(821,387)	$2,657	$652,779
Net (loss)/income for the quarter ended March 29, 2026	—	—	—	—	—	—	—	(22,784)	111	(22,673)
Other comprehensive income for the quarter ended March 29, 2026 before reclassifications	—	—	—	—	(371)	4,070	—	—	—	3,699
Reclassification from AOCI	—	—	—	—	2,831	(290)	—	—	(213)	2,328
Capital contribution by shareholders, net of loans issued	—	—	—	488	—	—	—	—	—	488
Share-based compensation	—	—	4,639	—	—	—	—	—	—	4,639
Purchase of shares by noncontrolling interest	—	—	(1,584)	—	—	—	—	—	(1,015)	(2,599)
Accretion to redemption value of redeemable noncontrolling interest	—	—	(5,404)	—	—	—	—	—	—	(5,404)
Issuance of common stock upon settlement of RSUs, net of shares withheld	725	7	(315)	—	—	—	—	—	—	(308)
Other	—	(2)	382	(3)	—	—	—	—	(63)	314
Balance at March 29, 2026	172,280	$1,721	$1,471,361	$(1,306)	$7,130	$(2,510)	$(439)	$(844,171)	$1,477	$633,263
Net (loss)/income for the quarter ended June 28, 2026	—	—	—	—	—	—	—	(20,311)	480	(19,831)
Other comprehensive income/(loss) for the quarter ended June 28, 2026 before reclassifications	—	—	—	—	1,188	2,283	—	—	(9)	3,462
Reclassification from AOCI	—	—	—	—	—	(353)	—	—	—	(353)
Capital contribution from shareholders, net of loans issued	—	—	—	167	—	—	—	—	—	167
Share-based compensation	—	—	3,287	—	—	—	—	—	—	3,287
Issuance of common stock upon settlement of RSUs, net of shares withheld	464	4	—	—	—	—	—	—	—	4
Other	—	—	4	—	—	—	—	—	(224)	(220)
Balance at June 28, 2026	172,744	$1,725	$1,474,652	$(1,139)	$8,318	$(580)	$(439)	$(864,482)	$1,724	$619,779
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained Deficit	Noncontrolling Interest	Total
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized Income/(Loss) on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at December 29, 2024	170,060	$1,701	$1,466,508	$(1,906)	$(32,065)	$270	$(333)	$(299,638)	$2,598	$1,137,135
Net (loss)/income for the quarter ended March 30, 2025	—	—	—	—	—	—	—	(33,284)	(282)	(33,566)
Other comprehensive (loss)/income for the quarter ended March 30, 2025 before reclassifications	—	—	—	—	8,413	(4,280)	—	—	41	4,174
Reclassification from AOCI	—	—	—	—	—	(287)	—	—	—	(287)
Share-based compensation	—	—	2,603	—	—	—	—	—	—	2,603
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,969)	—	(5,969)
Distribution to noncontrolling interest	—	—	(103)	127	—	—	—	—	(60)	(36)
Accretion to redemption value of redeemable noncontrolling interest	—	—	(4,290)	—	—	—	—	—	—	(4,290)
Issuance of common stock upon settlement of RSUs, net of shares withheld	240	2	(125)	—	—	—	—	—	—	(123)
Other	—	—	—	(3)	—	—	—	—	(1)	(4)
Balance at March 30, 2025	170,300	$1,703	$1,464,593	$(1,782)	$(23,652)	$(4,297)	$(333)	$(338,891)	$2,296	$1,099,637
Net (loss)/income for the quarter ended June 29, 2025	—	—	—	—	—	—	—	(435,260)	(5,761)	(441,021)
Other comprehensive loss for the quarter ended June 29, 2025 before reclassifications	—	—	—	—	25,129	(1,526)	—	—	1,345	24,948
Reclassification from AOCI	—	—	—	—	—	(336)	—	—	—	(336)
Share-based compensation	—	—	4,634	—	—	—	—	—	—	4,634
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(13)	—	(13)
Issuance of common stock upon settlement of RSUs, net of shares withheld	664	7	(671)	—	—	—	—	—	—	(664)
Other	—	—	(1)	(3)	—	—	—	—	2	(2)
Balance at June 29, 2025	170,964	$1,710	$1,468,555	$(1,785)	$1,477	$(6,159)	$(333)	$(774,164)	$(2,118)	$687,183
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Two Quarters Ended
	June 28, 2026 (26 weeks)	June 29, 2025 (26 weeks)
CASH FLOWS PROVIDED BY/(USED FOR) OPERATING ACTIVITIES:
Net loss	$(42,504)	$(474,523)
Adjustments to reconcile net loss to net cash provided by/(used for) operating activities:
Depreciation and amortization expense	59,123	69,683
Deferred and other income taxes	(4,957)	(30,785)
Goodwill impairment	—	355,958
Other asset impairments and lease termination charges	6,125	51,136
Loss on disposal of property and equipment	1,400	403
Loss on divestiture of Insomnia Cookies	—	11,501
Gain on refranchising, net	(8,885)	—
Gain on acquisition of equity method investment	(416)	—
Gain on sale-leaseback	—	(6,749)
Share-based compensation	7,926	7,237
Change in accounts and notes receivable allowances	3,349	986
Inventory write-off	(4)	1,495
Other	(128)	2,224
Change in operating assets and liabilities, excluding business acquisitions and divestitures, and foreign currency translation adjustments:
Accounts Receivable	(27,741)	10,503
Inventories	(7,034)	(6,446)
Accounts Payable	41	(38,393)
Other current and non-current assets	36,533	9,083
Operating lease assets and liabilities	(6,254)	(3,269)
Accrued liabilities	4,067	(12,626)
Other long-term obligations and deferred credits	(10,680)	(795)
Net cash provided by/(used for) operating activities	9,961	(53,377)
CASH FLOWS PROVIDED BY/(USED FOR) INVESTING ACTIVITIES:
Purchase of property and equipment	(16,097)	(54,106)
Proceeds from disposals of assets	252	—
Proceeds from sale-leaseback	—	10,882
Net proceeds from refranchising transactions	111,411	—
Purchase/proceeds of equity method investment	129	(2,140)
Purchase of minority interests	(2,600)	—
Net proceeds from divestiture of Insomnia Cookies	—	75,000
Principal payments received from loans to franchisees	—	1,202
Purchase of redeemable noncontrolling interest	(25,106)	—
Other investing activities	—	99
Net cash provided by/(used for) investing activities	67,989	30,937
CASH FLOWS PROVIDED BY/(USED FOR) FINANCING ACTIVITIES:
Proceeds from the issuance of debt	120,750	516,900
Repayment of long-term debt and lease obligations	(234,173)	(485,894)
Payment of financing costs	—	(825)
Proceeds from structured payables	118,634	198,052
Payments on structured payables	(104,067)	(199,228)
Capital contribution by shareholders, net of loans issued	262	—
Distribution to shareholders	—	(11,934)
Payments for repurchase and retirement of common stock	(527)	(787)
Distribution to noncontrolling interest	219	(36)
Net cash provided by/(used for) financing activities	(98,902)	16,248
Effect of exchange rate changes on cash, cash equivalents and restricted cash	203	(1,300)
Net decrease in cash, cash equivalents and restricted cash	(20,749)	(7,492)
Cash, cash equivalents and restricted cash at beginning of period	42,891	29,315
Cash, cash equivalents and restricted cash at end of period	$22,142	$21,823
Supplemental schedule of non-cash investing and financing activities:
Increase in accrual for property and equipment	$22,312	$10,312
Note receivable issued in connection with refranchising	(40,404)	—
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$21,825	$21,264
Restricted cash	317	559
Total cash, cash equivalents and restricted cash	$22,142	$21,823
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

The Company has three reportable operating segments: 1) U.S., which includes all Company-owned operations in the U.S., and W.K.S. Krispy Kreme, LLC (“W.K.S. Krispy Kreme”) through the date of deconsolidation; 2) International, which includes Company-owned operations in the U.K., Ireland, Australia, New Zealand, Mexico, and Canada, as well as Japan through the date of disposition; and 3) Market Development, which includes franchise operations across the globe, including Krispy Kreme Doughnut Japan Co., Ltd (“Krispy Kreme Japan”) after March 2, 2026 and W.K.S. Krispy Kreme after March 23, 2026, and also includes Company-owned operations in France through Krispy Kreme Doughnuts France SAS ("Krispy Kreme France") after May 25, 2026. Refer to Note 3, Acquisitions and Divestitures, for more information on the impact of refranchising and the Company’s acquisition of Krispy Kreme France. Unallocated corporate costs are excluded from the Company’s measurement of segment performance.
Basis of Presentation and Consolidation
The Company operates and reports financial information on a 52- or 53-week year with the fiscal year ending on the Sunday closest to December 31. The quarters ended June 28, 2026 and June 29, 2025 were both 13-week periods.
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
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto as of and for the year ended December 28, 2025, included in KKI’s Annual Report on Form 10-K for the year then ended (the “Annual Report on Form 10-K”). The Condensed Consolidated Balance Sheet as of December 28, 2025 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations for the quarter and two quarters ended June 28, 2026 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending January 3, 2027.
Noncontrolling interest in the Company’s Condensed Consolidated Financial Statements represents the interest in subsidiaries held by employee shareholders, all of which were purchased by the Company during the quarter ended March 29, 2026. Employee shareholders held noncontrolling interests in the consolidated subsidiaries Krispy Kreme Holdings Pty Ltd. (“KK Australia”), Krispy Kreme Mexico Holding S.A.P.I. de C.V. (“KK Mexico”), and Krispy Kreme Japan prior to disposition. Since the Company consolidates the financial statements of these subsidiaries, the noncontrolling owners’ share of net assets and results of operations are deducted and reported as noncontrolling interest in the Condensed Consolidated Balance Sheets and as net income/(loss) attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and comprehensive income attributable to noncontrolling interest in the Condensed Consolidated Statements of Comprehensive Loss/(Income).

Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, Description of Business and Summary of Significant Accounting Policies, to the Consolidated Financial Statements for the year ended December 28, 2025 included in the Annual Report on Form 10-K. There were no material changes to the significant accounting policies during the quarter ended June 28, 2026.
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
The estimated fair values of the reporting units were based on estimates and assumptions that are considered Level 3 inputs under the fair value hierarchy. In estimating the fair values of the reporting units, management reconciles the fair value of the Company to the Company’s market capitalization. Consistent with the quantitative assessment for the fiscal year ended December 29, 2024, management utilized a discounted cash flow approach and a market approach to determine fair values, allocating 50% to each approach. These calculations require management to make assumptions and to apply judgment when estimating future cash flows and asset fair values, including projected revenue growth and operating expenses related to existing businesses, product innovation, and new shop concepts, as well as selecting valuation multiples of similar publicly traded companies and an appropriate discount rate. Estimates of revenue growth and operating expenses were based on internal projections that considered the reporting unit’s past performance and forecasted growth, strategic initiatives, local market economics, and the local business environment impacting the reporting unit’s performance. The discount rate was selected based on the estimated cost of capital for a market participant to operate the reporting unit in the region. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approaches were highly subjective, and the Company’s ability to realize the future cash flows used in management’s fair value calculations was affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in operating performance, and changes in business strategies, including retail initiatives and international expansion. For the discounted cash flow approach, management applied discount rates to management’s projected cash flows of approximately 10.0%, 12.0%, and 12.0% for the U.S., KK U.K., and KK Australia reporting units, respectively.

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
The goodwill and other asset impairments did not have an impact on the Company’s compliance with the financial covenants under the Company’s debt arrangements.

Reclassifications
The accompanying condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, consisting of normal recurring adjustments, unless otherwise disclosed. Certain amounts in prior periods previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2025 (the “Q2 2025 Form 10-Q”) have been reclassified to conform to the current period presentation. The Company believes that the disclosures are adequate to make the information presented not misleading and should be read in conjunction with the unaudited consolidated financial statements and related footnotes contained in the Q2 2025 Form 10-Q.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which centralizes interim disclosure requirements and codifies a "disclosure principle" requiring an explanation of material changes occurring since the most recent annual period. As the Company currently adheres to similar requirements under SEC Regulation S-X Rule 8-03, the adoption of this guidance is not expected to significantly change current interim reporting practices. The amendments are effective for the Company for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company expects to adopt this guidance prospectively and does not anticipate that the adoption will have a material impact on its Condensed Consolidated Financial Statements or disclosures.
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

	Consolidated Statements of Changes in Shareholders’ Equity
	As Previously Reported	Adjustments	As Revised
Noncontrolling Interest
Balance at December 29, 2024	$29,895	$(27,297)	$2,598
Net (loss)/income for the fiscal quarter ended March 30, 2025	(121)	(259)	(380)
Other comprehensive income for the quarter ended March 30, 2025 before reclassifications	73	(32)	41
Balance at March 30, 2025	$29,847	$(27,588)	$2,259
Net (loss)/income for the fiscal quarter ended June 29, 2025	$(5,858)	$97	$(5,761)
Other comprehensive income for the quarter ended June 29, 2025 before reclassifications	668	677	1,345
Balance at June 29, 2025	$24,657	$(26,814)	$(2,157)

	Net Loss per Share
	Two Quarters Ended June 29, 2025
	As Previously Reported	Adjustments	As Revised
(in thousands, except per share amounts)
Net loss attributable to Krispy Kreme, Inc.	$(468,544)	$—	$(468,544)
Accretion to redemption value of redeemable noncontrolling interest	—	(4,290)	(4,290)
Net loss attributable to common shareholders - Basic	$(468,544)	$(4,290)	$(472,834)
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	—	—	—
Net loss attributable to common shareholders - Diluted	$(468,544)	$(4,290)	$(472,834)
Basic weighted average common shares outstanding	170,546	—	170,546
Dilutive effect of outstanding common stock options, RSUs, and PSUs	—	—	—
Diluted weighted average common shares outstanding	170,546	—	170,546
(Loss)/earnings per share attributable to common shareholders:
Basic	$(2.75)	$(0.02)	$(2.77)
Diluted	$(2.75)	$(0.02)	$(2.77)

Note 3 — Acquisitions and Divestitures
2026 Acquisitions and Divestitures
Equity Method Investments
During the second quarter of 2026, the Company acquired the remaining equity interest in Krispy Kreme France, increasing its ownership from 33.0% to 100%. Prior to the acquisition, the Company accounted for its investment in Krispy Kreme France under the equity method. The Company-owned operations in France remain presented in the Company’s Market Development segment as management evaluates strategic alternatives for the France business. As a result of the transaction, Krispy Kreme France is now fully consolidated. The acquisition was not material to the Company's consolidated financial statements. Accordingly, the disclosures otherwise required by ASC 805, including pro forma results of operations, have been omitted.
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
As a result of KKDC’s ownership interest decreasing to 20%, KKI deconsolidated W.K.S. Krispy Kreme from the Company’s Condensed Consolidated Financial Statements and recorded a loss on divestiture of $33.8 million (gross of income taxes) which is included within Gain on refranchising in the Condensed Consolidated Statements of Operations. The loss on divestiture was recognized upon the deconsolidation of W.K.S. Krispy Kreme on March 23, 2026. Accordingly, the following table reflects the calculation of the one-time loss recognized as of the transaction date and is not presented for the first two quarters of 2026. The loss recognized was calculated as follows:

As of March 29, 2026
Cash proceeds, net of cash disposed	$53,487
Seller note received	40,404
Fair value of retained noncontrolling interest in W.K.S. Krispy Kreme - common and preferred shares	14,831
Carrying value of California Assets, Hawaii Assets, and former redeemable noncontrolling interest in W.K.S Krispy Kreme	4,150
Less: Carrying value of California Assets, Hawaii Assets, and net assets of W.K.S. Krispy Kreme, including cash and cash equivalents (1)	(140,999)
Less: Direct costs to sell	(1,508)
Loss on divestiture	$(33,785)
(1) The net book value of W.K.S. Krispy Kreme represents the carrying value of the net assets contributed by Krispy Kreme, Inc. in exchange for the consideration transferred and is presented net of the redeemable noncontrolling interest described in the table above. The gross carrying value of W.K.S. Krispy Kreme’s net assets, before giving effect to the redeemable noncontrolling interest, was approximately $145 million.
The Company’s 20% ownership in W.K.S. Krispy Kreme consists of common and preferred shares of W.K.S. Krispy Kreme. The Company does not have a controlling interest but does exercise significant influence. As such, the Company accounts for this investment under the equity method of accounting in accordance with ASC 323 for the common shares owned. The Company’s preferred shares were determined not to be in-substance common stock, and as such are not eligible for the equity method of accounting under ASC 323. These preferred shares are instead accounted for as an equity security in accordance with ASC 321. Equity investments are included within Other assets on the Condensed Consolidated Balance Sheets.
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

Note 4 — Inventories
The components of Inventories are as follows:

	June 28, 2026	December 28, 2025
Raw materials	$17,951	$18,003
Work in progress	303	156
Finished goods and purchased merchandise	10,412	8,718
Total inventories	$28,666	$26,877
Note 5 — Goodwill and Other Intangible Assets, net
Goodwill, net
Changes in the carrying amount of goodwill by reportable segment are as follows:

	U.S.	International	Market Development	Total
Balance as of December 28, 2025	$382,106	$218,379	$111,779	$712,264
Impact of refranchising (1)	(42,174)	—	—	(42,174)
Foreign currency impact	—	(345)	—	(345)
Balance as of June 28, 2026	$339,932	$218,034	$111,779	$669,745
(1)Refer to Note 3, Acquisitions and Divestitures, for more information on the impact of refranchising.
Other Intangible Assets, net
Other intangible assets consist of the following:

	June 28, 2026			December 28, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible assets with indefinite lives
Trade names and trademarks	$553,400	$—	$553,400	$553,400	$—	$553,400
Intangible assets with definite lives
Franchise agreements	27,154	(13,021)	14,133	27,154	(12,363)	14,791
Customer relationships	15,000	(8,574)	6,426	15,000	(8,142)	6,858
Reacquired franchise rights (1)(2)	318,745	(164,979)	153,766	420,262	(197,562)	222,700
Total intangible assets with definite lives	360,899	(186,574)	174,325	462,416	(218,067)	244,349
Total intangible assets	$914,299	$(186,574)	$727,725	$1,015,816	$(218,067)	$797,749
(1)Reacquired franchise rights include the impact of foreign currency fluctuations associated with the respective countries.
(2)Refer to Note 3, Acquisitions and Divestitures, for more information on the impact of refranchising.
Amortization expense related to intangible assets included in Depreciation and amortization expense was $6.2 million and $14.0 million for the quarter and two quarters ended June 28, 2026, respectively, and $7.8 million and $15.5 million for the quarter and two quarters ended June 29, 2025, respectively.

Note 6 — Leases
The Company included the following amounts related to operating and finance lease assets and liabilities within the Condensed Consolidated Balance Sheets:

		As of
		June 28, 2026	December 28, 2025
Assets	Classification
Operating lease	Operating lease right of use assets, net	$350,029	$395,523
Finance lease	Property and equipment, net	42,080	53,233
Total lease assets		$392,109	$448,756
Liabilities
Current
Operating lease	Current operating lease liabilities	$46,951	$51,213
Finance lease	Current portion of long-term debt	16,286	21,614
Noncurrent
Operating lease	Noncurrent operating lease liabilities	351,011	395,895
Finance lease	Long-term debt, less current portion	45,381	56,280
Total lease liabilities		$459,629	$525,002

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
The Company remains contingently liable for lease payments in the event that W.K.S. Krispy Kreme defaults on the assigned lease obligations. The undiscounted maximum potential future payments under these lease arrangements were $12.4 million as of the balance sheet date. The Company has not recorded a liability for these guarantees as the likelihood of making future payments is not considered probable.
Refer to Note 3, Acquisitions and Divestitures, for more information on the impact of refranchising.

Lease costs were as follows:

		Quarter Ended		Two Quarters Ended
		June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Lease cost	Classification
Operating lease cost	Selling, general and administrative expense	$691	$736	$1,329	$1,537
Operating lease cost	Operating expenses	19,457	22,988	41,547	45,101
Short-term lease cost	Operating expenses	303	1,562	777	2,745
Variable lease costs	Operating expenses	5,974	8,078	12,023	15,075
Sublease income	Royalties and other revenues	(906)	(92)	(985)	(176)
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization expense	$3,267	$5,746	$7,125	$11,042
Interest on lease liabilities	Interest expense, net	962	1,524	2,067	2,988

Supplemental disclosures of cash flow information related to leases were as follows:

	Two Quarters Ended
	June 28, 2026	June 29, 2025
Other information
Cash paid for leases:
Operating cash flows for operating leases (1)	$54,613	$61,102
Operating cash flows for finance leases	2,089	2,981
Financing cash flows for finance leases	7,343	10,744
Right of use assets obtained in exchange for new lease liabilities:
Operating leases	$32,899	$34,018
Finance leases	4,097	24,812
(1)Operating cash flows for operating leases include variable rent payments, which are not included in the measurement of lease liabilities. Variable rent payments were $12.0 million for the two quarters ended June 28, 2026 and $15.1 million for the two quarters ended June 29, 2025.
In the two quarters ended June 28, 2026, the Company recognized a net loss of $3.2 million included in Other expenses, net on the Condensed Consolidated Statement of Operations, primarily related to the impairment and termination of leases related to fleet assets.

During the two quarters ended June 29, 2025, the Company completed two sale-leaseback transactions involving building and land properties for total proceeds of $10.9 million. The leasebacks were classified as operating leases, allowing the transactions to qualify as sales under ASC 842. As a result, the Company recognized a gain on sale of $6.7 million in Other income, net.

Note 7 — Fair Value Measurements
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of June 28, 2026 and December 28, 2025:

June 28, 2026
Level 2
Assets:
Foreign currency derivatives	$120
Total Assets	$120

Liabilities:
Interest rate derivatives	$774
Commodity derivatives	199
Total Liabilities	$973

December 28, 2025
Level 2
Assets:
Commodity derivatives	$33
Total Assets	$33

Liabilities:
Foreign currency derivatives	$12
Interest rate derivatives	8,386
Total Liabilities	$8,398
There were no assets or liabilities measured using Level 1 or Level 3 inputs and no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the two quarters ended June 28, 2026 and fiscal year ended December 28, 2025. The Company’s derivatives are valued using discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates.

Note 8 — Derivative Instruments
Commodity Price Risk
The Company uses forward contracts to protect against the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar, and shortening are the most significant, and the cost of gasoline used by its delivery vehicles. Management has not designated these forward contracts as hedges. As of June 28, 2026 and December 28, 2025, the total notional amount of these contracts was 0.7 million and 0.6 million gallons of fuel, respectively, and the Company recorded a liability of $0.2 million and an asset of less than $0.1 million, respectively. The contracts outstanding as of June 28, 2026 are scheduled to mature between July 2026 and March 2027, and the contracts outstanding as of December 28, 2025 matured between January 2026 and March 2026. The settlement of commodity derivative contracts is reported in the Condensed Consolidated Statements of Cash Flows as a cash flow from operating activities.
Interest Rate Risk
The Company uses interest rate swaps to manage its exposure to interest rate volatility from its debt arrangements. Management has designated the swap agreements as cash flow hedges and recognized the changes in the fair value of these swaps in other comprehensive income. As of both June 28, 2026 and December 28, 2025, the aggregate notional amount hedged by the swap agreements was $550.0 million of term loan principal. As of June 28, 2026 and December 28, 2025, the Company has recorded liabilities of $0.8 million and $8.4 million, respectively, related to the fair market values of its interest rate derivatives. The cash flows associated with the interest rate swaps are reflected in operating activities in the Condensed Consolidated Statements of Cash Flows, which is consistent with the classification as operating activities of the interest payments on the term loan.
The net effect of the interest rate swap arrangements is to fix the variable interest rate on the term loan under the 2023 Facility (as defined in Note 10, Long-Term Debt) up to the notional amount outstanding at the rates payable under the swap agreements plus the Applicable Rate (as defined by the 2023 Facility), through the swap maturity dates in March 2028.
Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency exchange rate risk primarily from its investments in consolidated subsidiaries that operate in Canada, the U.K., Ireland, Australia, New Zealand, and Mexico. In order to mitigate foreign exchange fluctuations, the Company enters into foreign exchange forward contracts. Management has not designated these forward contracts as hedges. As of June 28, 2026 and December 28, 2025, the total notional amount of foreign exchange derivatives was $76.4 million and $65.6 million, respectively. These contracts are short term in nature and are continually swapped at a notional value to offset the corresponding values. The majority of our foreign exchange derivatives matured in April 2026 and January 2026, respectively, but are continually swapped at maturity to track the underlying exposure. The Company recorded a liability of $0.1 million and a liability of less than $0.1 million as of June 28, 2026 and December 28, 2025, respectively, related to the fair market values of its foreign exchange derivatives.
Quantitative Summary of Derivative Positions and Their Effect on Results of Operations
The following tables present the fair values of derivative instruments included in the Condensed Consolidated Balance Sheets as of June 28, 2026 and December 28, 2025 for derivatives not designated as hedging instruments and derivatives designated as hedging instruments, respectively. Only the Company’s cash flow hedges are designated as hedging instruments.

	Derivatives Fair Value
Derivatives Not Designated as Hedging Instruments	June 28, 2026	December 28, 2025	Balance Sheet Location
Foreign currency derivatives	$120	$—	Prepaid expense and other current assets
Commodity derivatives	—	33	Prepaid expense and other current assets
Total Assets	$120	$33
Foreign currency derivatives	—	12	Accrued liabilities
Commodity derivatives	199	—	Accrued liabilities
Total Liabilities	$199	$12

	Derivatives Fair Value
Derivatives Designated as Hedging Instruments	June 28, 2026	December 28, 2025	Balance Sheet Location
Interest rate derivatives (current)	$453	$3,741	Accrued liabilities
Interest rate derivatives (noncurrent)	321	4,645	Other long-term obligations and deferred credits
Total Liabilities	$774	$8,386
The effect of derivative instruments in the Condensed Consolidated Statements of Operations for the quarter and two quarters ended June 28, 2026 and June 29, 2025 is as follows:

	Derivative Gain/(Loss) Recognized in Income for the Quarter Ended		Derivative Gain/(Loss) Recognized in Income for the Two Quarters Ended
Derivatives Designated as Hedging Instruments	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	Location of Derivative Gain Recognized in Income
Loss/ (gain) on interest rate derivatives	$(353)	$336	$(643)	$623	Interest expense, net
	$(353)	$336	$(643)	$623

	Derivative Gain/(Loss) Recognized in Income for the Quarter Ended		Derivative Gain/(Loss) Recognized in Income for the Two Quarters Ended
Derivatives Not Designated as Hedging Instruments	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	Location of Derivative (Loss)/Gain Recognized in Income
(Loss)/gain on foreign currency derivatives	$379	$(220)	$132	$(117)	Other non-operating (income)/expense, net
Loss/(gain) on commodity derivatives	(228)	45	(33)	140	Other non-operating (income)/expense, net
	$151	$(175)	$99	$23

Note 9 — Vendor Finance Programs
The following table presents liabilities as of June 28, 2026 and December 28, 2025 related to vendor finance programs in which the Company participates as a buyer:

	June 28, 2026	December 28, 2025	Balance Sheet Location
Supply chain financing programs	$11,047	$12,517	Accounts payable
Structured payables programs	106,998	92,366	Structured payables
Total Liabilities	$118,045	$104,883
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

Note 10 — Long-Term Debt
The Company’s long-term debt obligations consist of the following:

	June 28, 2026	December 28, 2025
2023 Facility — term loan	$721,901	$742,825
2023 Facility — revolving credit facility	70,000	157,500
Short-term lines of credit	12,892	2,514
Less: Debt issuance costs	(2,234)	(2,904)
Deferred financing obligations	1,024	—
Finance lease obligations	61,667	77,894
Total long-term debt	865,250	977,829
Less: Current portion of long-term debt	(71,036)	(65,977)
Long-term debt, less current portion	$794,214	$911,852
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
Borrowings under the 2023 Facility are generally subject to an interest rate of adjusted term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.10% plus (i) 2.25% if the Company’s leverage ratio (as defined in the 2023 Facility) equals or exceeds 4.00 to 1.00, (ii) 2.00% if the Company’s leverage ratio is less than 4.00 to 1.00 but greater than or equal to 3.00 to 1.00, or (iii) 1.75% if the Company’s leverage ratio is less than 3.00 to 1.00. As of June 28, 2026 and December 28, 2025, the unhedged interest rates were 5.72% and 6.27% under the 2023 Facility, respectively. As of both June 28, 2026 and December 28, 2025, $550.0 million of the outstanding term loan balance was hedged, with the interest rate swap agreements scheduled to mature in March 2028. As of June 28, 2026 and December 28, 2025, the effective interest rates on the term loan were 5.99% and 6.06%, respectively. The Company is required to make installment payments equal to 1.25% of the aggregate closing date principal amounts of the term loan on the last day of each fiscal quarter. All remaining term loan and revolving loan balances are to be due at maturity in March 2028.
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
RSU and PSU activity under these plans during the periods presented is as follows:

(in thousands, except per share amounts)	Non-vested shares outstanding at December 28, 2025	Granted	Vested	Forfeited	Non-vested shares outstanding at June 28, 2026
KKI
RSUs and PSUs	10,669	3,620	1,320	1,039	11,930
Weighted Average Grant Date Fair Value	$5.97	3.90	$9.73	$6.01	$5.16
KK Australia
RSUs	21	—	18	3	—
Weighted Average Grant Date Fair Value	$1.72	—	$1.72	$1.72	$—
KK Mexico
RSUs	1	—	1	—	—
Weighted Average Grant Date Fair Value	$40.14	—	$40.14	$—	$—
The Company recorded total non-cash compensation expense related to the RSUs and PSUs under the plans of $3.1 million and $7.3 million for the quarter and two quarters ended June 28, 2026, respectively and $4.2 million and $6.4 million for the quarter and two quarters ended June 29, 2025, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The unrecognized compensation cost related to the unvested RSUs and PSUs and the weighted average period over which such cost is expected to be recognized are as follows:

	As of June 28, 2026
	Unrecognized Compensation Cost	Recognized Over a Weighted Average Period of
KKI	$38,588	2.3 years
Time-Vested Stock Options
KKI issues time-vested stock options under the Omnibus Plan. The fair value of time-vested stock options was estimated on the date of grant using the Black-Scholes option pricing model.
The status of the time-vested stock options as of December 28, 2025 and changes during the first two quarters of fiscal 2026 are presented below:

	Share options outstanding at				Share options outstanding at
(in thousands, except per share amounts)	December 28, 2025	Granted	Exercised	Forfeited or Expired	June 28, 2026
KKI
Options	2,558	—	—	243	2,315
Weighted Average Grant Date Fair Value	$2.46	—	—	$1.63	$2.54
Weighted Average Exercise Price	$5.43	—	—	$3.35	$5.65

The Company recorded total non-cash compensation expense related to the time-vested stock options of $0.2 million and $0.6 million for the quarter and two quarters ended June 28, 2026, respectively, and $0.4 million and $0.8 million for the quarter and two quarters ended June 29, 2025, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The unrecognized compensation cost related to the stock options and the weighted average period over which such cost is expected to be recognized are as follows:

	As of June 28, 2026
	Unrecognized Compensation Cost	Recognized Over a Weighted Average Period of
KKI	$1,962	2.1 years
No time-vested stock options vested during the quarter and two quarters ended June 28, 2026 or June 29, 2025.

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
The Company’s effective income tax rates were 17.7% and 1.6% for the quarter and two quarters ended June 28, 2026, respectively, and 4.4% and 4.6% for the quarter and two quarters ended June 29, 2025, respectively. The Company’s effective income tax rate for the quarter and two quarters ended June 28, 2026 differed from the respective statutory rates primarily due to the tax effects of the mix of income and taxes attributable to foreign jurisdictions, and the refranchising of W.K.S. Krispy Kreme and Krispy Kreme Japan. The Company’s effective income tax rate for the quarter ended June 29, 2025 differed from the statutory rate primarily due to the tax effects of goodwill impairment charges, the mix of income and taxes attributable to foreign jurisdictions, disallowed executive compensation expense, and the sale of the Company’s investment in Insomnia Cookies.
Note 13 — Commitments and Contingencies
Pending Litigation
Securities Litigation
On May 16, 2025 and June 30, 2025, shareholders of the Company filed separate putative federal securities class actions in the Western District of North Carolina against the Company, its Chief Executive Officer (“CEO”), and its former Chief Financial Officer (“CFO”). The actions, which were subsequently consolidated, allege that, throughout the proposed putative class periods, defendants made materially false and/or misleading statements and/or failed to disclose materially adverse facts concerning the Company’s business, operations, and prospects related to the Business Relationship Agreement with McDonald’s USA. Briefing on the Company’s motion to dismiss was completed on May 21, 2026. The decision is pending. This matter is currently in the pleading phase. The Company has engaged external counsel and intends to vigorously defend against these claims. It is too soon to predict with any certainty what, if any, damages could be awarded if liability were found.
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
The Company has engaged external counsel to defend against the data breach litigation. The Company reached a settlement with plaintiffs in the amount of approximately $1.6 million, which the court approved on July 6, 2026.
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
Other Commitments and Contingencies
The Company’s primary banks and insurance carriers issued letters of credit and surety bonds on its behalf totaling $23.7 million and $24.4 million as of June 28, 2026 and December 28, 2025, respectively, a majority of which secure the Company’s reimbursement obligations to insurers under its self-insurance arrangements.
Note 14 — Related Party Transactions
As of June 28, 2026, the Company held minority equity interests in three entities, KK Brazil (45.0% ownership), Glaseadas Originales S.L. (“KK Spain”) (25.0% ownership), and W.K.S. Krispy Kreme (20.0% ownership) with an aggregate carrying value of $21.9 million. As of December 28, 2025, the Company held minority equity interests in three entities, Krispy Kreme France (33.0% ownership), KK Brazil (45.0% ownership), and KK Spain (25.0% ownership) with an aggregate carrying value of $7.4 million.
During the second quarter of 2026, the Company acquired the remaining equity interest in Krispy Kreme France, increasing its ownership from 33.0% to 100.0%. As a result of the transaction, Krispy Kreme France is now fully consolidated. Refer to Note 3, Acquisitions and Divestitures, for more information.

Note 15 — Revenue Recognition
Disaggregation of Revenues
Revenues are disaggregated as follows:

	Quarter Ended		Two Quarters Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Company Shops and Fresh Delivery	$289,430	$362,194	$635,618	$717,872
Mix and equipment revenue from franchisees	26,244	9,183	37,494	19,984
Franchise royalties and other	15,321	8,390	24,917	17,095
Total net revenues	$330,995	$379,767	$698,029	$754,951
Other revenues include advertising fund contributions from franchisees, consulting fees, rental income, development and franchise fees, and licensing royalties from customers for use of the Krispy Kreme brand, such as Keurig coffee cups.
Contract Balances
Deferred revenue and related receivables are as follows:

	June 28, 2026	December 28, 2025	Balance Sheet Location
Trade receivables, net of allowances of $1,354 and $976, respectively	$74,940	$55,736	Accounts receivables, net
Deferred revenue:
Current	$14,780	$16,668	Accrued liabilities
Noncurrent	9,837	9,780	Other long-term obligations and deferred credits
Total deferred revenue	$24,617	$26,448
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
Transaction Price Allocated to Remaining Performance Obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially satisfied as of June 28, 2026 is as follows:

Fiscal year
Remainder of 2026	$5,104
2027	6,462
2028	2,803
2029	1,911
2030	1,030
Thereafter	7,307
$24,617

Note 16 — Net (Loss)/Earnings per Share
The following table presents the calculations of basic and diluted EPS:

	Quarter Ended		Two Quarters Ended
(in thousands, except per share amounts)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net loss attributable to Krispy Kreme, Inc.	$(20,311)	$(435,260)	$(43,095)	$(468,544)
Accretion to redemption value of redeemable noncontrolling interest	—	—	(5,404)	(4,290)
Net loss attributable to common shareholders - Basic	$(20,311)	$(435,260)	$(48,499)	$(472,834)
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	—	—	—	—
Net loss attributable to common shareholders - Diluted	$(20,311)	$(435,260)	$(48,499)	$(472,834)
Basic weighted average common shares outstanding	172,578	170,802	172,299	170,546
Dilutive effect of outstanding common stock options, RSUs, and PSUs	—	—	—	—
Diluted weighted average common shares outstanding	172,578	170,802	172,299	170,546
(Loss)/earnings per share attributable to common shareholders:
Basic	$(0.12)	$(2.55)	$(0.28)	$(2.77)
Diluted	$(0.12)	$(2.55)	$(0.28)	$(2.77)
Potential dilutive shares consist of unvested RSUs and PSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes certain unvested RSUs granted under certain subsidiaries’ executive ownership plans and long-term incentive plans, because their inclusion would have been antidilutive. Refer to Note 11, Share-based Compensation, for further information about the plans.
The following table summarizes the gross number of potential dilutive unvested RSUs and PSUs excluded due to antidilution (unadjusted for the treasury stock method):

	Quarter Ended		Two Quarters Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
KKI	11,930	8,513	11,930	8,513
KK Australia	—	74	—	74
KK Mexico	—	18	—	18
For the quarter and two quarters ended June 28, 2026 and June 29, 2025, all 2.0 million and 2.6 million time-vested stock options, respectively, were excluded from the computation of diluted weighted average common shares outstanding based on application of the treasury stock method.

Note 17 — Segment Reporting
The Company conducts business through the following three reportable segments:
•U.S.: Includes all Company-owned operations in the U.S., and W.K.S. Krispy Kreme through the date of deconsolidation;
•International: Includes Company-owned operations in the U.K., Ireland, Australia, New Zealand, Mexico, and Canada; as well as Japan through the date of disposition; and
•Market Development: Includes franchise operations across the globe, including Krispy Kreme Japan after March 2, 2026, W.K.S. Krispy Kreme after March 23, 2026, and also includes Company-owned operations in France through Krispy Kreme France after May 25, 2026.
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
The primary financial measures used by the CODM to evaluate the performance of its operating segments are net revenues and segment Adjusted EBITDA. Beginning in the first quarter of fiscal 2026, the Company updated its segment profitability measure from segment Adjusted EBIT to segment Adjusted EBITDA to align with how the CODM evaluates performance. For all of the segments, the CODM uses segment Adjusted EBITDA to monitor and evaluate operating performance and to provide a consistent benchmark for comparison across reporting periods. This measure is prepared on a non-GAAP basis and, as such, the expense captions underlying it are designated as “adjusted.” The adjustments made are explained in the footnotes to the table that follows, which presents the reconciliation of net loss to Adjusted EBITDA.
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

The reportable segment results are as follows:

	Quarter Ended		Two Quarters Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
U.S.(1)
Net revenues	$172,680	$230,099	$394,230	$466,643
Less:
Product and distribution costs, adjusted	42,924	56,756	96,272	114,586
Operating expenses, adjusted	96,662	139,224	216,486	274,746
Selling, general and administrative expense, adjusted	13,553	17,055	29,384	36,204
Marketing expenses, adjusted	5,437	7,408	11,844	14,242
Other segment items(2)	352	(275)	943	1,024
Total U.S. Adjusted EBITDA	$13,752	$9,931	$39,301	$25,841

International(1)
Net revenues	$117,342	$132,755	$242,600	$252,390
Less:
Product and distribution costs, adjusted	26,225	30,624	54,857	57,726
Operating expenses, adjusted	61,032	67,063	126,157	129,061
Selling, general and administrative expense, adjusted	12,359	13,056	26,652	25,777
Marketing expenses, adjusted	3,547	3,234	6,482	5,878
Other segment items(2)	(3)	557	(202)	830
Total International Adjusted EBITDA	$14,182	$18,221	$28,654	$33,118

Market Development(1)
Net revenues	$40,973	$16,913	$61,199	$35,918
Less:
Product and distribution costs, adjusted	16,824	5,109	23,168	10,657
Selling, general and administrative expense, adjusted	1,582	1,122	2,739	2,436
Other segment items(2)	3,181	1,734	4,272	2,830
Total Market Development Adjusted EBITDA	$19,386	$8,948	$31,020	$19,995

Total Reportable Segment
Total reportable segment net revenues	$330,995	$379,767	$698,029	$754,951
Total reportable segment Adjusted EBITDA	$47,320	$37,100	$98,975	$78,954
(1)Refer to Note 3, Acquisitions and Divestitures, for more information on the impact of refranchising.
(2)The U.S. and International segments’ Other segment items consist of pre-opening costs and other income, net. The Market Development segment’s Other segment items consist of operating expenses, marketing expenses, pre-opening costs, and other income, net.

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Quarter Ended		Two Quarters Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net loss	$(19,831)	$(441,118)	$(42,504)	$(474,523)
Interest expense, net	13,375	16,696	28,999	32,892
Income tax expense/(benefit)	(4,259)	(20,453)	(676)	(23,120)
Share-based compensation	3,287	4,634	7,926	7,237
Employer payroll taxes related to share-based compensation	55	91	72	257
Loss on divestiture of Insomnia Cookies	—	11,501	—	11,501
Goodwill impairment	—	355,958	—	355,958
Other non-operating income, net (1)	(261)	(1,177)	(420)	(1,570)
Strategic initiatives (2)	3,119	22,867	10,319	25,220
Acquisition and integration expenses (3)	2,002	(182)	2,002	(111)
New market penetration expenses (4)	—	245	—	320
Shop closure expenses, net (5)	2,657	35,723	2,689	35,995
Restructuring and severance expenses (6)	33	4,839	427	4,947
Gain on sale-leaseback	—	(6,749)	—	(6,749)
Gain on refranchising (7)	—	—	(8,885)	—
Other (8)	1,622	1,454	2,831	6,154
Amortization of acquisition related intangibles (9)	6,156	7,830	13,964	15,491
Unallocated corporate expenses(10)	20,225	19,399	40,472	39,723
Depreciation expense and amortization of right of use assets	19,140	25,542	41,759	49,332
Reportable segment adjusted EBITDA	$47,320	$37,100	$98,975	$78,954
(1)Primarily foreign translation gains and losses in each period. The quarter and two quarters ended June 29, 2025 also consists of equity method income from Insomnia Cookies following the divestiture of a controlling interest in Insomnia Cookies during fiscal 2024 until the sale of our remaining interest in the second quarter of fiscal 2025.
(2)The quarter and two quarters ended June 28, 2026 consists primarily of $2.1 million and $6.3 million, respectively, of costs associated with the evaluation and execution of refranchising certain equity markets as well as $1.3 million and $4.2 million, respectively, in costs associated with the transition to third party logistics in the U.S.; of that amount $1.7 million and $3.3 million, respectively, is related to non-cash impairments. The quarter and two quarters ended June 29, 2025 consists primarily of $20.9 million and $23.3 million, respectively, of costs associated with preparing for and executing the U.S. national expansion (including McDonald’s).
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
(6)The quarter and two quarters ended June 28, 2026 consist primarily of costs associated with restructuring the Australia and New Zealand business. The quarter and two quarters ended June 29, 2025 consist primarily of costs associated with restructuring of the U.S. and U.K. businesses.
(7)Includes gains and losses on the deconsolidation of assets and liabilities associated with the refranchising of Krispy Kreme shops.
(8)The quarter and two quarters ended June 28, 2026 consists primarily of $0.8 million and $1.6 million, respectively, of legal fees primarily related to shareholder derivative litigation. Refer to Note 13, Commitments and Contingencies, to the Condensed Consolidated Financial Statements for more information on the Company’s pending litigation. The quarter and two quarters ended June 29, 2025 consists primarily of $0.9 million and $5.3 million, respectively, in costs related to remediation of the 2024 Cybersecurity Incident, including fees for cybersecurity experts and other advisors.
(9)Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the Condensed Consolidated Statements of Operations.

(10)Corporate expenses are not included in the CODM’s measure of segment profitability. These amounts are presented as a reconciling item between total reportable segment Adjusted EBITDA and consolidated Adjusted EBITDA. In the quarter and two quarters ended June 28, 2026 corporate expenses consist primarily of $20.2 million and $40.5 million, respectively, and the quarter and two quarters ended June 29, 2025 consist of $19.4 million and $39.7 million, respectively, in selling, general and administrative expenses, which principally comprise payroll and benefits for corporate functions, professional fees, enterprise information technology, and other headquarters costs.

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
On February 25, 2026, the Company’s joint venture partners in KK Canada notified the Company of their election to exercise their rights to require the Company to redeem all interests held by such noncontrolling interest holders, which required the Company to purchase the additional 43.48% equity interest in KK Canada. The purchase, which was completed in the second quarter of 2026, increased the Company’s ownership from 56.52% to 100%. As a result of the exercise, the Company reclassified its redeemable noncontrolling interest to a liability, which is reflected in Accrued Liabilities in the Condensed Consolidated Balance Sheet as of March 29, 2026. The purchase price of approximately $25 million for the additional equity interest in KK Canada was paid during the second quarter of 2026.
Changes in the redeemable noncontrolling interests are as follows:

Two Quarters Ended
June 28, 2026
Balance at December 28, 2025	$24,181
Disposal upon refranchising of W.K.S. Krispy Kreme	(4,150)
Accretion to redemption value of KK Canada	5,404
Reclassifications	(25,435)
Balance at June 28, 2026	$—

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

Overview
We believe Krispy Kreme is one of the most beloved and well-known sweet treat brands in the world. Krispy Kreme operates in more than 40 countries through its unique network of shops (“Doughnut Shops”), partnerships with leading retailers, and growing digital business. Our purpose is to touch and enhance lives through the joy that is Krispy Kreme. We are an omni-channel business that focuses on fresh, high-quality doughnuts with 15,665 points of access globally as of the end of the second quarter of fiscal 2026. We refer to the points of access where consumers can purchase our doughnuts as our “Global Points of Access” or, when referring to points of access in a particular region or segment, “Points of Access.” We sell doughnuts to consumers through three main channels: (1) Hot Light Theater Shops and Fresh Shops, (2) fresh delivery, and (3) digital.
The following table presents a summary of our financial results for the periods presented:

	Quarter Ended			Two Quarters Ended
(in thousands, except percentages)	June 28, 2026	June 29, 2025	% Change	June 28, 2026	June 29, 2025	% Change
Net Revenues (1)	$330,995	$379,767	(12.8)%	$698,029	$754,951	(7.5)%
Net Loss	(19,831)	(441,118)	95.5%	(42,504)	(474,523)	91.0%
Net Loss Attributable to Krispy Kreme, Inc.	(20,311)	(435,260)	95.3%	(43,095)	(468,544)	90.8%
Adjusted Net Loss, Diluted (2)	(5,356)	(25,307)	78.8%	(13,136)	(34,145)	(61.5)%
Adjusted EBITDA (2)	$28,806	$20,111	43.2%	61,902	44,091	40.4%
(1)Organic revenue decline was 0.3% and 1.5%, respectively, in the quarter and two quarters ended June 28, 2026. Refer to “Results of Operations” below for more information on and the calculation of organic revenue growth/(decline).
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

Significant Events and Transactions
Turnaround Plan
The Company’s comprehensive turnaround plan, announced in August 2025, is designed to deleverage the balance sheet and deliver sustainable, profitable growth. The four components of the plan and certain progress made on each component are as follows:
•Refranchising: Improve financial flexibility through pursuit of opportunities to refranchise certain international equity markets. In the first two quarters of fiscal 2026, we restructured our consolidated subsidiary in the western U.S., W.K.S. Krispy Kreme, to a minority ownership interest and completed the sale of our operations in Japan. We continue to evaluate additional refranchising opportunities and remain focused on identifying the right partners both in international markets and the U.S. to maximize value and position the Company for long-term growth.
•Improving return on invested capital: Reduce capital intensity by using existing assets and focusing on franchise development. During the first two quarters of fiscal 2026 capital expenditures decreased by $38 million when compared to the first two quarters of 2025, and we expect to continue to reduce capital investment in fiscal 2026 compared to fiscal 2025. We are also making selective, capital-light investments in geographies which currently have limited access to our products or where we have insufficient production to meet demand. This includes expansion into new international franchise markets. We entered into agreements for three new markets, the Netherlands, Estonia, and Mauritius, during the first two quarters of fiscal 2026. In the first half of the year, we opened 59 shops, nearly all franchised and remain on track to open at least 100 new shops in 2026.
•Expanding profit margins: Expand profit margins through greater operational efficiency. During the first two quarters of fiscal 2026, we continued our focus in the U.S. on making doughnuts more efficiently through optimizing production, streamlining Hub operations, and improving labor productivity. In addition, we continued our focus on delivering fresh doughnuts more efficiently through improved route management, improved demand planning, optimization of production and delivery schedules, and outsourced U.S. logistics to third-party logistics (“3PL”) carriers which we completed in the second quarter of fiscal 2026.
•Driving sustainable, profitable growth: Pursue U.S. growth based upon sustainable and profitable revenue streams. During the first two quarters of fiscal 2026, the number of fresh delivery doors, inclusive of both Company- and franchise-operated locations, increased 448 doors in the U.S. with strategic partners.

Digital, Brand, and Innovation
We continue to prioritize expanding our digital channel sales, which grew in the first two quarters of fiscal 2026 compared to the first two quarters of fiscal 2025. Growth in our digital channel is due to improvements in our branded digital platform as well as increasing product availability through third party digital channels, including delivery apps and our customers’ digital platforms. Innovation is also a significant driver of frequency as we create promotions and products that attract media outlets to our brand across our Global Points of Access. Additionally, we deliver new product experiences that align with seasonal and trending consumer and societal interests and create positive connections through simple, frequent, brand-focused offerings that encourage shared experiences. During the second quarter of fiscal 2026, we delivered the joy that is Krispy Kreme by spotlighting our core offerings such as the Original Glazed doughnut, supplemented by specialty doughnut offerings and seasonal activations, including MilkBar Collection, Mother’s Day with minis for Mom, Masters of the Universe, Match Day Dozen, and many others around the world.

Termination of the Business Relationship Agreement with McDonald’s USA
On June 24, 2025, we and McDonald’s USA announced that our companies jointly decided to terminate the Business Relationship Agreement effective July 2, 2025, resulting in the reduction of approximately 2,400 fresh delivery doors in the third quarter of fiscal 2025. We worked to quickly remove costs related to the McDonald’s USA partnership. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for further information (the “Condensed Consolidated Financial Statements”).
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
Tariffs, Global Trade, and Geopolitical Uncertainty
The imposition of tariffs by the U.S. on imports has heightened uncertainty in the global trade environment. These tariffs, along with retaliatory measures by other countries, may increase inflationary pressure and raise the costs of our imported commodities, including, but not limited to, palm oil. Additionally, the broader implications of tariff-driven price increases could influence consumer spending habits and negatively affect our business. These factors have caused, and may continue to cause, substantial uncertainty and volatility in financial markets, and may result in further retaliatory measures.

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
The Company has revised previously issued financial information included in this Quarterly Report. The revisions do not affect the Company’s previously reported operating results, cash flows, or financial condition apart from the reclassification within the equity section of the balance sheet and the required redemption value accretion recognized throughout fiscal 2025.

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
The following table presents our Global Points of Access, by segment and type, as of the end of the second quarter of fiscal 2026, the second quarter of fiscal 2025, and fiscal 2025, respectively:

	Global Points of Access
	Quarter Ended		Fiscal Year Ended
	June 28, 2026	June 29, 2025	December 28, 2025
U.S.:(1)
Hot Light Theater Shops	176	239	235
Fresh Shops	46	68	68
Fresh Delivery Doors(2)	6,186	9,869	7,160
Total	6,408	10,176	7,463
International:(1)
Hot Light Theater Shops	47	50	52
Fresh Shops	448	524	527
Carts, Food Trucks, and Other(3)	17	17	18
Fresh Delivery Doors	3,899	4,669	4,225
Total	4,411	5,260	4,822
Market Development:(1)
Hot Light Theater Shops	180	110	113
Fresh Shops	1,273	1,111	1,130
Carts, Food Trucks, and Other(3)	32	30	29
Fresh Delivery Doors	3,361	1,426	1,637
Total	4,846	2,677	2,909
Total Global Points of Access (as defined)	15,665	18,113	15,194
Total Hot Light Theater Shops	403	399	400
Total Fresh Shops	1,767	1,703	1,725
Total Shops	2,170	2,102	2,125
Total Carts, Food Trucks, and Other	49	47	47
Total Fresh Delivery Doors(2)	13,446	15,964	13,022
Total Global Points of Access (as defined)	15,665	18,113	15,194
(1)During the first quarter of fiscal 2026, certain points of access moved from the U.S. and International segments to the Market Development segment. Refer to Note 3, Acquisitions and Divestitures, to the Condensed Consolidated Financial Statements for more information on the impact of refranchising.
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

As of June 28, 2026, we had 15,665 Global Points of Access, with 2,170 Krispy Kreme branded shops, 49 Carts and Food Trucks, and 13,446 fresh delivery doors. During the second quarter of fiscal 2026, we added a net 30 additional Krispy Kreme branded Doughnut Shops globally, in countries such as Spain, Brazil, and Taiwan, among others. The decrease to the total Global Points of Access compared to the end of the second quarter of fiscal 2025 primarily relates to the exit of fresh delivery doors related to the strategic closure of underperforming fresh delivery doors, including the exit of fresh delivery doors related to the termination of the Business Relationship Agreement with McDonald’s USA.
We also utilize “Hubs” as a key performance indicator. We have an omni-channel strategy to reach more consumers where they are and drive sustainable, profitable growth, and this strategy is supported by a capital-efficient Hub and Spoke distribution model that provides a route to market and powers profitability. Our Hot Light Theater Shops and Doughnut Factories serve as centralized production facilities (“Hubs”). From these Hubs, we deliver doughnuts to our Fresh Shops, Carts and Food Trucks, and fresh delivery doors (“Spokes”) primarily through an integrated network of delivery routes, designed to ensure quality and freshness. During the second quarter of fiscal 2026, we completed outsourcing of our U.S. deliveries to 3PL carriers. In the U.S. segment, the decrease to the total number of Hubs as of June 28, 2026 compared to the end of the second quarter of fiscal 2025 primarily relates to the impact of refranchising and the optimization of our production network in the U.S.
The following table presents our Hubs, by segment and type, as of the end of the second quarter of fiscal 2026, the second quarter of fiscal 2025, and fiscal 2025, respectively:

	Hubs
	Quarter Ended		Fiscal Year Ended
	June 28, 2026	June 29, 2025	December 28, 2025
U.S.:(1)
Hot Light Theater Shops(2)	154	235	223
Doughnut Factories	6	6	6
Total	160	241	229
Hubs with Spokes	100	161	159
Hubs without Spokes	60	80	70
International:(1)
Hot Light Theater Shops(2)	41	41	43
Doughnut Factories	11	14	14
Total	52	55	57
Hubs with Spokes	52	55	57
Market Development:(1)
Hot Light Theater Shops(2)	174	108	111
Doughnut Factories	31	26	26
Total	205	134	137
Total Hubs(3)	417	430	423
(1)During the first quarter of fiscal 2026, certain Hubs moved from the U.S. and International segments to the Market Development segment. Refer to Note 3, Acquisitions and Divestitures, to the Condensed Consolidated Financial Statements for more information on the impact of refranchising.
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
Non-GAAP financial measures are not standardized and it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names, limiting their usefulness as comparative measures. Other companies may calculate similarly titled financial measures differently than we do or may not calculate them at all. Additionally, these non-GAAP financial measures are not measurements of financial performance under GAAP or a substitute for results reported under GAAP. In order to facilitate a clear understanding of our consolidated historical operating results, we urge you to review our non-GAAP financial measures in conjunction with the Company’s financial statements and not to rely on any single financial measure.
Organic Revenue Growth/(Decline)
Organic revenue growth/(decline) measures our revenue growth trends excluding the impact of acquisitions, divestitures, and foreign currency, and we believe it is useful for investors to understand the expansion of our global footprint through internal efforts. We define “organic revenue growth/(decline)” as the growth/(decline) in revenues, excluding (i) the impact of revenues of acquired shops owned by us for less than 12 months following their acquisition, (ii) the impact of foreign currency exchange rate changes, (iii) the impact of shop closures related to restructuring programs, (iv) the impact of the divestiture of shops through refranchising, and (v) the impact of revenues generated during the 53rd week for those fiscal years that have a 53rd week based on our fiscal calendar defined in Note 1, Description of Business and Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements. See “Results of Operations” for our organic growth/(decline) calculations for the periods presented.

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
The following tables present a reconciliation of net loss to Adjusted EBITDA, and net loss to Adjusted Net Loss, Diluted and Adjusted EPS for the periods presented:

	Quarter Ended		Two Quarters Ended
(in thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net loss	$(19,831)	$(441,118)	$(42,504)	$(474,523)
Interest expense, net	13,375	16,696	28,999	32,892
Income tax expense/(benefit)	(4,259)	(20,453)	(676)	(23,120)
Share-based compensation	3,287	4,634	7,926	7,237
Employer payroll taxes related to share-based compensation	55	91	72	257
Loss on divestiture of Insomnia Cookies	—	11,501	—	11,501
Goodwill impairment	—	355,958	—	355,958
Other non-operating income, net(1)	(261)	(1,177)	(420)	(1,570)
Strategic initiatives(2)	3,119	22,867	10,319	25,220
Acquisition and integration expenses(3)	2,002	(182)	2,002	(111)
New market penetration expenses(4)	—	245	—	320
Shop closure expenses, net(5)	2,657	35,723	2,689	35,995
Restructuring and severance expenses(6)	33	4,839	427	4,947
Gain on sale-leaseback	—	(6,749)	—	(6,749)
Gain on refranchising(7)	—	—	(8,885)	—
Other(8)	1,622	1,454	2,831	6,154
Amortization of acquisition related intangibles(9)	6,156	7,830	13,964	15,491
Consolidated Adjusted EBIT	$7,955	$(7,841)	$16,744	$(10,101)
Depreciation expense and amortization of right of use assets	20,851	27,952	45,158	54,192
Consolidated Adjusted EBITDA	$28,806	$20,111	$61,902	$44,091

	Quarter Ended		Two Quarters Ended
(in thousands, except per share amounts)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net loss	$(19,831)	$(441,118)	$(42,504)	$(474,523)
Share-based compensation	3,287	4,634	7,926	7,237
Employer payroll taxes related to share-based compensation	55	91	72	257
Loss on divestiture of Insomnia Cookies	—	11,501	—	11,501
Goodwill impairment	—	355,958	—	355,958
Other non-operating income, net (1)	(261)	(1,177)	(420)	(1,570)
Strategic initiatives (2)	3,119	22,867	10,319	25,220
Acquisition and integration expenses (3)	2,002	(182)	2,002	(111)
New market penetration expenses (4)	—	245	—	320
Shop closure expenses, net (5)	2,657	35,723	2,689	35,995
Restructuring and severance expenses (6)	33	4,839	427	4,947
Gain on sale-leaseback	—	(6,749)	—	(6,749)
Gain on refranchising (7)	—	—	(8,885)	—
Other (8)	1,622	1,454	2,831	6,154
Amortization of acquisition related intangibles (9)	6,156	7,830	13,964	15,491
Tax impact of adjustments (10)	(3,588)	(27,081)	(164)	(20,251)
Tax specific adjustments (11)	(127)	—	(802)	—
Net loss/(income) attributable to noncontrolling interest	(480)	5,858	(591)	5,979
Adjusted net loss attributable to common shareholders - Basic	$(5,356)	$(25,307)	$(13,136)	$(34,145)
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	—	—	—	—
Adjusted net loss attributable to common shareholders - Diluted	$(5,356)	$(25,307)	$(13,136)	$(34,145)
Basic weighted average common shares outstanding	172,578	170,802	172,299	170,546
Dilutive effect of outstanding common stock options, RSUs, and PSUs	—	—	—	—
Diluted weighted average common shares outstanding	172,578	170,802	172,299	170,546
Adjusted net loss per share attributable to common shareholders:
Basic	$(0.03)	$(0.15)	$(0.08)	$(0.20)
Diluted	$(0.03)	$(0.15)	$(0.08)	$(0.20)
(1)Primarily foreign translation gains and losses in each period. The quarter and two quarters ended June 29, 2025 also consists of equity method income from Insomnia Cookies following the divestiture of a controlling interest in Insomnia Cookies during fiscal 2024 until the sale of our remaining interest in the second quarter of fiscal 2025.
(2)The quarter and two quarters ended June 28, 2026 consists primarily of $2.1 million and $6.3 million, respectively, of costs associated with the evaluation and execution of refranchising certain equity markets as well as $1.3 million and $4.2 million, respectively, in costs associated with the transition to third party logistics in the U.S.; of that amount $1.7 million and $3.3 million, respectively, is related to non-cash impairments. The quarter and two quarters ended June 29, 2025 consists primarily of $20.9 million and $23.3 million, respectively, of costs associated with preparing for and executing the U.S. national expansion (including McDonald’s).
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
(6)The quarter and two quarters ended June 28, 2026 consist primarily of costs associated with restructuring the Australia and New Zealand business. The quarter and two quarters ended June 29, 2025 consist primarily of costs associated with restructuring of the U.S. and U.K. businesses.

(7)Includes gains and losses on the deconsolidation of assets and liabilities associated with the refranchising of Krispy Kreme shops.
(8)The quarter and two quarters ended June 28, 2026 consists primarily of $0.8 million and $1.6 million, respectively, of legal fees primarily related to shareholder derivative litigation. Refer to Note 13, Commitments and Contingencies, to the Condensed Consolidated Financial Statements for more information on the Company’s pending litigation. The quarter and two quarters ended June 29, 2025 consists primarily of $0.9 million and $5.3 million, respectively, in costs related to remediation of the 2024 Cybersecurity Incident, including fees for cybersecurity experts and other advisors.
(9)Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the Condensed Consolidated Statements of Operations.
(10)Tax impact of adjustments calculated applying the applicable statutory rates. The quarter and two quarters ended June 28, 2026 and June 29, 2025 also include the impact of disallowed executive compensation expense. The Company’s adjusted effective tax rate is 17.7% and 4.4% for the quarters ended June 28, 2026 and June 29, 2025, respectively.
(11)Consists of the recognition of previously unrecognized tax benefits unrelated to ongoing operations of $0.1 million and $0.8 million for the quarter and two quarters ended June 28, 2026.

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
Sales per Hub was as follows for each of the periods below:

	Trailing Four Quarters Ended	Fiscal Year Ended
(in thousands, unless otherwise stated)	June 28, 2026	December 28, 2025	December 29, 2024
U.S.:
Revenues	$840,636	$913,050	$1,058,736
Non-Fresh Revenues (1)	(2,600)	(2,454)	(3,161)
Fresh Revenues from Insomnia Cookies and Hubs without Spokes (2)	(139,782)	(154,151)	(307,665)
Fresh Revenues from Hubs with Spokes	698,254	756,445	747,910
Sales per Hub (millions) (3)	5.1	4.7	4.9

International:
Fresh Revenues from Hubs with Spokes (4)	$525,301	$535,088	$519,102
Sales per Hub (millions) (5)	9.5	9.7	9.9
(1)Includes licensing royalties from customers for use of the Krispy Kreme brand.
(2)Includes Insomnia Cookies revenues (through the date of deconsolidation of July 14, 2024) and Fresh Revenues generated by Hubs without Spokes.
(3)Includes operations of the joint venture in the western U.S. through the date of deconsolidation of March 23, 2026.
(4)Total International net revenues is equal to Fresh Revenues from Hubs with Spokes for that business segment.
(5)International Sales per Hub comparative data has been restated in constant currency based on current exchange rates and includes operations in Japan through the date of deconsolidation of March 2, 2026.
In our International segment, where the Hub and Spoke model originated, we had Sales per Hub of $9.5 million during the trailing four quarters ended June 28, 2026, largely consistent with the $9.7 million generated in the full fiscal year 2025 and the $9.9 million generated in the full fiscal year 2024. The International segment illustrates the benefits of leveraging our Hub and Spoke model as the most efficient way to grow the business, as shown by the consistent Sales per Hub and higher Adjusted EBITDA margins despite elevated commodity costs and macroeconomic conditions. In the U.S. segment, we had Sales per Hub of $5.1 million during the trailing four quarters ended June 28, 2026, up from the $4.7 million generated in the full fiscal year 2025 and the $4.9 million generated in the full fiscal year 2024. In the U.S. we continue our efforts to increase the number of quality Spokes served by our Hubs. During fiscal 2025, we identified and exited underperforming Spokes in connection with our turnaround plan. We expect to increase the number of quality Spokes through growth with fresh delivery customers across the U.S. coupled with a continued focus on identifying and addressing underperforming fresh delivery doors.
Systemwide Sales
We also utilize “Systemwide Sales” as a key performance indicator. Systemwide Sales reflects global sales in U.S. dollars on a nominal basis of all Krispy Kreme products, whether operated by the Company or franchisees, excluding mix, equipment, and royalty revenue. Sales from franchisees are reported to the Company by such franchisees and are not included in Company revenues. The Company believes Systemwide Sales information is important because it is indicative of the health of the Company’s brand and aids in understanding the Company’s financial performance.
In the quarter and two quarters ended June 28, 2026, we generated Systemwide Sales of $497.3 million and $983.0 million, respectively.

Results of Operations
The following comparisons are historical results and are not indicative of future results, which could differ materially from the historical financial information presented.
Quarter ended June 28, 2026 compared to the Quarter ended June 29, 2025
The following table presents our unaudited condensed consolidated results of operations for the quarter ended June 28, 2026 and the quarter ended June 29, 2025:

	Quarter Ended
	June 28, 2026		June 29, 2025		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$315,674	95.4%	$371,377	97.8%	$(55,703)	-15.0%
Royalties and other revenues	15,321	4.6%	8,390	2.2%	6,931	82.6%
Total net revenues	330,995	100.0%	379,767	100.0%	(48,772)	-12.8%
Product and distribution costs	86,037	26.0%	92,627	24.4%	(6,590)	-7.1%
Operating expenses	158,869	48.0%	210,712	55.5%	(51,843)	-24.6%
Selling, general and administrative expense	53,695	16.2%	62,920	16.6%	(9,225)	-14.7%
Marketing expenses	11,086	3.3%	12,185	3.2%	(1,099)	-9.0%
Pre-opening costs	—	—%	1,471	0.4%	(1,471)	-100.0%
Goodwill and other asset impairments	4,238	1.3%	406,932	107.2%	(402,694)	-99.0%
Other income (expense), net	1,039	0.3%	(8,311)	-2.2%	9,350	112.5%
Depreciation and amortization expense	27,007	8.2%	35,782	9.4%	(8,775)	-24.5%
Operating loss	(10,976)	-3.3%	(434,551)	-114.4%	423,575	97.5%
Interest expense, net	13,375	4.0%	16,696	4.4%	(3,321)	-19.9%
Loss on divestiture of Insomnia Cookies	—	—%	11,501	3.0%	(11,501)	100.0%
Other non-operating income, net	(261)	-0.1%	(1,177)	-0.3%	916	77.8%
Loss before income taxes	(24,090)	-7.3%	(461,571)	-121.5%	437,481	94.8%
Income tax expense/(benefit)	(4,259)	-1.3%	(20,453)	-5.4%	16,194	79.2%
Net loss	(19,831)	-6.0%	(441,118)	-116.2%	421,287	95.5%
Net income/(loss) attributable to noncontrolling interest	480	0.1%	(5,858)	-1.5%	6,338	108.2%
Net loss attributable to Krispy Kreme, Inc.	$(20,311)	-6.1%	$(435,260)	-114.6%	$414,949	95.3%

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the quarter ended June 28, 2026 compared to the quarter ended June 29, 2025:

(in thousands, except percentages)	U.S.	International	Market Development	Total Company
Total net revenues in second quarter of fiscal 2026	$172,680	$117,342	$40,973	$330,995
Total net revenues in second quarter of fiscal 2025	230,099	132,755	16,913	379,767
Total Net Revenues (Decline)/Growth	(57,419)	(15,413)	24,060	(48,772)
Total Net Revenues (Decline)/Growth %	(25.0)%	(11.6)%	142.3%	(12.8)%
Less: Impact of refranchising	(57,526)	(16,342)	17,990	(55,878)
Adjusted net revenues in second quarter of fiscal 2025	172,573	116,413	34,903	323,889
Adjusted net revenue (decline)/growth	107	929	6,070	7,106
Adjusted Net Revenue (Decline)/Growth %	0.1%	0.8%	17.4%	2.2%
Impact of acquisitions	—	—	(1,039)	(1,039)
Impact of foreign currency translation	—	(6,893)	(3)	(6,896)
Organic Revenue (Decline)/Growth	$107	$(5,964)	$5,028	$(829)
Organic Revenue (Decline)/Growth %	0.1%	(5.1)%	14.4%	(0.3)%
Total net revenue declined $48.8 million, or 12.8%, from the second quarter of fiscal 2025 to the second quarter of fiscal 2026, primarily due to the $55.9 million reduction associated with refranchising efforts taken in the U.S. and International segments. The results of refranchised businesses are reported within the U.S. or International segments, as applicable, prior to the respective dates of divestiture, and are reported within the Market Development segment, following the respective dates of divestiture. Organic revenue decreased by 0.3%, primarily driven by a decline in Global Points of Access and in the International segment, partially offset by growth in the Market Development segment. The organic revenue decrease reflects a Global Points of Access decline of 2,448, or 13.5%, primarily impacted by the strategic closure of underperforming fresh delivery doors that was completed in the third quarter of 2025, including those associated with the termination of the Business Relationship Agreement with McDonald’s USA.
Our U.S. segment net revenue declined $57.4 million, or 25.0%, from the second quarter of fiscal 2025 to the second quarter of fiscal 2026, primarily due to the $57.5 million reduction associated with refranchising of the U.S. business and the strategic closure of underperforming fresh delivery doors. U.S. organic revenue increased by 0.1%, primarily driven by the strategic closure of underperforming fresh delivery doors in the second quarter of fiscal 2025.
Our International segment net revenue declined $15.4 million, or 11.6%, from the second quarter of fiscal 2025 to the second quarter of fiscal 2026, due primarily to the impacts of the refranchising of Japan, partially offset by foreign currency translation impacts of $6.9 million. International organic revenue decreased by 5.1%, driven primarily by declines in the U.K. and Australia, partially offset by growth in Canada.
Our Market Development segment net revenue increased $24.1 million, or 142.3%, from the second quarter of fiscal 2025 to the second quarter of fiscal 2026, primarily due to the $18.0 million benefit from refranchising in the first quarter of fiscal 2026. Market Development organic revenue increased by 14.4%, primarily due to an increase in royalty revenues primarily from the Middle East, Japan, and Brazil.
Operating expenses: Operating expenses decreased $51.8 million, or 24.6%, from the second quarter of fiscal 2025 to the second quarter of fiscal 2026, driven mainly by refranchising transactions completed in the first quarter of fiscal 2026, coupled with an increase in operational efficiencies. Operating expenses as a percentage of revenue decreased by 750 basis points, from 55.5% in the second quarter of fiscal 2025 to 48.0% in the second quarter of fiscal 2026, primarily due to increased operational efficiencies as we continue to deliver on our turnaround plan.
Selling, general and administrative expense: Selling, general and administrative (“SG&A”) expense decreased $9.2 million, or 14.7%, from the second quarter of fiscal 2025 to the second quarter of fiscal 2026, driven mainly by lower employee costs. As a percentage of revenue, SG&A expense remained relatively consistent with the comparable period.

Goodwill and other asset impairments: Goodwill and other asset impairments decreased $402.7 million, or 99.0%, from the second quarter of fiscal 2025 to the second quarter of fiscal 2026, driven mainly by the $406.9 million non-cash goodwill and other asset impairments charge in the second quarter of fiscal 2025. As a percentage of revenue, goodwill and other asset impairments decreased from 107.2% in the second quarter of fiscal 2025 to 1.3% in the fiscal quarter of 2026. This decrease was offset by other asset impairments of $4.2 million related to long-lived asset impairments incurred in the second quarter of fiscal 2026.
Other income (expense), net: Other income (expense), net increased $9.4 million, or 112.5%, from the second quarter of fiscal 2025 to the second quarter of fiscal 2026, primarily driven by gains on sale-leaseback transactions in the second quarter of fiscal 2025. As a percentage of revenue, other income (expense), net increased 250 basis points, from (2.2)% in the second quarter of fiscal 2025 to 0.3% in the second quarter of fiscal 2026.
Depreciation and amortization expense: Depreciation and amortization expense decreased $8.8 million, or 24.5%, from the second quarter of fiscal 2025 to the second quarter of fiscal 2026, primarily driven by lower finance lease amortization expense and fixed asset impairments taken in the second quarter of fiscal 2025 following the termination of the Business Relationship Agreement with McDonald’s USA. As a percentage of revenue, Depreciation and amortization expense decreased 120 basis points, from 9.4% in the second quarter of fiscal 2025 to 8.2% in the second quarter of fiscal 2026.
Interest expense, net: Interest expense, net decreased $3.3 million, or 19.9%, from the second quarter of fiscal 2025 to the second quarter of fiscal 2026 primarily driven by a lower average debt balance.
Loss on divestiture of Insomnia Cookies: In the second quarter of fiscal 2025, we sold the remainder of our ownership interest in Insomnia Cookies for cash proceeds and recognized a loss on divestiture of $11.5 million (gross of income taxes) with no comparable activity in the second quarter of fiscal 2026.
Income tax (benefit)/expense: Income tax benefit was $4.3 million in the second quarter of fiscal 2026, while income tax benefit was $20.5 million in the second quarter of fiscal 2025. The variance was primarily driven by the tax effect of nondeductible goodwill impairment charges in the second quarter of fiscal 2025.
Results of Operations by Segment – Quarter ended June 28, 2026 compared to the Quarter ended June 29, 2025
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Quarter Ended		Change
(in thousands, except percentages)	June 28, 2026	June 29, 2025	$	%
Adjusted EBITDA
U.S.	$13,752	$9,930	$3,822	38.5%
International	14,182	18,221	(4,039)	-22.2%
Market Development	19,386	8,948	10,438	116.7%
Corporate	(18,513)	(16,988)	(1,525)	-9.0%
Total Adjusted EBITDA (1)	$28,807	$20,111	$8,696	43.2%
(1)    Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net loss.

U.S. segment Adjusted EBITDA increased $3.8 million, or 38.5%, with margin expansion of 370 basis points to 8.0% in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025, primarily driven by operational efficiencies, and SG&A savings as we continue to deliver on our turnaround plan.
International segment Adjusted EBITDA decreased $4.0 million, or 22.2%, primarily due to refranchising of the Japan business. The margin decline of 160 basis points to 12.1% in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025 was due to lower Adjusted EBITDA in the U.K. and Australia and the refranchising of Japan.
Market Development segment Adjusted EBITDA increased $10.4 million, or 116.7%, with margin decline of 560 basis points to 47.3% in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025, driven mainly by changes in the regional mix of U.S. sales associated with the WKS Refranchising, and to a lesser degree the refranchising of Japan.

Two Quarters ended June 28, 2026 compared to the Two Quarters ended June 29, 2025
The following table presents our unaudited condensed consolidated results of operations for the two quarters ended June 28, 2026 and the two quarters ended June 29, 2025:

	Two Quarters Ended
	June 28, 2026		June 29, 2025		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$673,112	96.4%	$737,856	97.7%	$(64,744)	-8.8%
Royalties and other revenues	24,917	3.6%	17,095	2.3%	7,822	45.8%
Total net revenues	698,029	100.0%	754,951	100.0%	(56,922)	-7.5%
Product and distribution costs	174,367	25.0%	183,363	24.3%	(8,996)	-4.9%
Operating expenses	346,975	49.7%	409,555	54.2%	(62,580)	-15.3%
Selling, general and administrative expense	111,728	16.0%	122,325	16.2%	(10,597)	-8.7%
Marketing expenses	21,205	3.0%	22,424	3.0%	(1,219)	-5.4%
Pre-opening costs	194	—%	2,400	0.3%	(2,206)	-91.9%
Goodwill and other asset impairments	6,126	0.9%	407,094	53.9%	(400,968)	-98.5%
Gain on refranchising, net	(8,885)	-5.1%	—	—%	(8,885)	nm
Other income (expense), net	1,798	0.3%	(7,073)	-0.9%	8,871	125.4%
Depreciation and amortization expense	59,122	8.5%	69,683	9.2%	(10,561)	-15.2%
Operating (loss)/income	(14,601)	-2.1%	(454,820)	-60.2%	440,219	96.8%
Interest expense, net	28,999	4.2%	32,892	4.4%	(3,893)	-11.8%
Loss on divestiture of Insomnia Cookies	—	—%	11,501	1.5%	(11,501)	-100.0%
Other non-operating (income)/expense, net	(420)	-0.1%	(1,570)	-0.2%	1,150	73.2%
Loss before income taxes	(43,180)	-6.2%	(497,643)	-65.9%	454,463	91.3%
Income tax (benefit)/expense	(676)	-0.1%	(23,120)	-3.1%	22,444	97.1%
Net loss	(42,504)	-6.1%	(474,523)	-62.9%	432,019	91.0%
Net (loss)/income attributable to noncontrolling interest	591	0.1%	(5,979)	-0.8%	6,570	109.9%
Net loss attributable to Krispy Kreme, Inc.	$(43,095)	-6.2%	$(468,544)	-62.1%	$425,449	90.8%

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the two quarters ended June 28, 2026 compared to the two quarters ended June 29, 2025:

(in thousands, except percentages)	U.S.	International	Market Development	Total Company
Total net revenues in first two quarters of fiscal 2026	$394,230	$242,600	$61,199	$698,029
Total net revenues in first two quarters of fiscal 2025	466,643	252,390	35,918	754,951
Total Net Revenues (Decline)/Growth	(72,413)	(9,790)	25,281	(56,922)
Total Net Revenues (Decline)/Growth %	-15.5%	-3.9%	70.4%	-7.5%
Less: Impact of refranchising	(63,386)	(21,694)	20,117	(64,963)
Adjusted net revenues in first two quarters of fiscal 2025	403,257	230,696	56,035	689,988
Adjusted net revenue growth/(decline)	(9,027)	11,904	5,164	8,041
Impact of acquisitions	—	—	(1,039)	(1,039)
Impact of foreign currency translation	—	(17,353)	(3)	(17,356)
Organic Revenue (Decline)/Growth	$(9,027)	$(5,449)	$4,122	$(10,354)
Organic Revenue (Decline)/Growth %	-2.2%	-2.4%	7.4%	-1.5%
Total net revenue declined $56.9 million, or 7.5%, from the first two quarters of fiscal 2025 to the first two quarters of fiscal 2026, primarily due to the $65.0 million reduction associated with refranchising efforts taken in the U.S. and International segments, partially offset by an increase in royalty revenue. Organic revenue declined $10.4 million, or 1.5%, primarily driven by lower Doughnut Shop transaction volume impacted by consumer softness in a challenging macroeconomic environment and by Global Points of Access decline of 2,448, or 13.5%, impacted by the strategic closure of underperforming fresh delivery doors.
Our U.S. segment net revenue declined $72.4 million, or 15.5%, from the first two quarters of fiscal 2025 to the first two quarters of fiscal 2026, primarily due to the divestiture of a controlling interest in Insomnia Cookies in the third quarter of fiscal 2024. U.S. organic revenue declined $9.0 million, or 2.2%, primarily driven by lower Doughnut Shop transaction volume impacted by consumer softness in a challenging macroeconomic environment. The organic revenue decline was also driven by Points of Access decline of 3,768, or 37.0%, impacted by the strategic closure of underperforming fresh delivery doors.
Our International segment net revenue declined $9.8 million, or 3.9%, from the first two quarters of fiscal 2025 to the first two quarters of fiscal 2026, driven by the $21.7 million impact of refranchising transactions in fiscal 2026. International organic revenue declined $5.4 million, or 2.4%, driven primarily by adverse foreign currency impacts.
Our Market Development segment net revenue increased $25.3 million, or 70.4%, from the first two quarters of fiscal 2025 to the first two quarters of fiscal 2026, primarily due to the $20.1 million impact of refranchising transactions in fiscal 2026. Market Development organic revenue increased $4.1 million, or 7.4%, primarily driven by an increase in royalty revenues.
Operating expenses: Operating expenses decreased $62.6 million, or 15.3%, from the first two quarters of fiscal 2025 to the first two quarters of fiscal 2026, driven mainly by refranchising transactions and the decrease resulting from the reduction in costs associated with the transition to third-party logistics. Operating expenses as a percentage of revenue decreased 450 basis points, from 54.2% in the first two quarters of fiscal 2025 to 49.7% in the first two quarters of fiscal 2026, primarily due to operational efficiencies as we continue to deliver on our turnaround plan.
Selling, general and administrative expense: SG&A expense decreased $10.6 million, or 8.7%, from the first two quarters of fiscal 2025 to the first two quarters of fiscal 2026, driven mainly by a $6.9 million reduction in legal professional fees, coupled with a $3.7 million reduction in employee costs. As a percentage of revenue, SG&A expense remained relatively consistent with the comparable period.
Goodwill and other asset impairments: Goodwill and other asset impairments of $6.1 million consists primarily of truck impairments resulting from the transition to third-party logistics. As a percentage of revenue, Goodwill and other asset impairments decreased 5,300 basis points, from 53.9% in the first two quarters of fiscal 2025 to 0.9% in the first two quarters of 2026.

Gain on refranchising, net: In the first quarter of fiscal 2026, the Company completed two refranchising transactions, one each impacting the U.S. and International business segments resulting in a net gain of $8.9 million. Refer to Note 3, Acquisitions and Divestitures, to the Condensed Consolidated Financial Statements for further information.
Other income (expense), net: Other income (expense), net of $1.8 million in the first two quarters of fiscal 2026 was primarily related to miscellaneous corporate expenses. Other income (expense), net of $7.1 million in the first two quarters of fiscal 2025 was driven by gains on sale-leaseback transactions. As a percentage of revenue, other income (expense), net remained consistent with the comparable period.
Depreciation and amortization expense: Depreciation and amortization expense decreased $10.6 million, or 15.2%, from the first two quarters of fiscal 2025 to the first two quarters of fiscal 2026. As a percentage of revenue, Depreciation and amortization expense decreased 70 basis points, from 9.2% in the first two quarters of fiscal 2025 to 8.5% in the first two quarters of fiscal 2026, primarily driven by lower finance lease amortization expense and fixed asset impairments taken in the second quarter of fiscal 2025 following the termination of the Business Relationship Agreement with McDonald’s USA.
Interest expense, net: Interest expense, net decreased $3.9 million, or 11.8%, from the first two quarters of fiscal 2025 to the first two quarters of fiscal 2026, primarily driven by a lower average debt balance.
Loss on divestiture of Insomnia Cookies: In the second quarter of fiscal 2025, we sold the remainder of our ownership interest in Insomnia Cookies for cash proceeds and recognized a loss on divestiture of $11.5 million (gross of income taxes) with no comparable activity in the first two quarters of fiscal 2026.
Income tax (benefit)/expense: Income tax benefit was $0.7 million in the first two quarters of fiscal 2026, while income tax benefit was $23.1 million in the first two quarters of fiscal 2025. The variance was primarily driven by the WKS Refranchising and the refranchising of Japan and an increase in pre-tax results in the first two quarters of fiscal 2026.
Results of Operations by Segment – Two Quarters ended June 28, 2026 compared to the Two Quarters ended June 29, 2025
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Two Quarters Ended		Change
(in thousands, except percentages)	June 28, 2026	June 29, 2025	$	%
U.S.	$39,301	$25,841	$13,460	52.1%
International	28,654	33,118	(4,464)	-13.5%
Market Development	31,020	19,995	11,025	55.1%
Corporate	(37,073)	(34,863)	(2,210)	-6.3%
Total Adjusted EBITDA (1)	$61,902	$44,091	$17,811	40.4%
(1)    Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net loss.
U.S. segment Adjusted EBITDA increased $13.5 million, or 52.1%, primarily driven by increased operational efficiencies. The margin increase of 450 basis points to 10.0% in the first two quarters of fiscal 2026 compared to the first two quarters of fiscal 2025 was primarily driven by increased operational efficiencies across operating expenses and SG&A as we continue to deliver on our turnaround plan.
International segment Adjusted EBITDA decreased $4.5 million, or 13.5%, with margin decline of 130 basis points to 11.8% in the first two quarters of fiscal 2026 compared to the first two quarters of fiscal 2025, as lower transaction volume continued to impact operating leverage for the International equity markets, particularly the U.K.
Market Development segment Adjusted EBITDA increased $11.0 million, or 55.1%, impacted by franchise acquisitions in fiscal 2026. The margin decrease of 500 basis points to 50.7% in the first two quarters of fiscal 2026 compared to the first two quarters of fiscal 2025 was driven mainly by increased revenues from the WKS Refranchising and the refranchising of Japan.

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
As of June 28, 2026, the principal amount outstanding under our 2023 Facility was $791.9 million. The decrease from the 2023 Facility balance as of December 28, 2025 was primarily driven by proceeds from the refranchising transactions completed in the first quarter of fiscal 2026 which were used to pay down debt. Refer to Note 10, Long-Term Debt, to the Condensed Consolidated Financial Statements for further information.
We had cash and cash equivalents of $21.8 million and $42.4 million as of June 28, 2026 and December 28, 2025, respectively. We believe that our existing cash and cash equivalents and available borrowing capacity under our credit facilities discussed above will be sufficient to fund our operating and capital needs for at least the next twelve months. Our assessment of the period of time through which our financial resources will be adequate to support our operations could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the growth of our presence in new markets, and the expansion of our omni-channel model in existing markets. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.
Dividend Policy
In line with our capital allocation priorities and growth strategy, the Company does not currently pay cash dividends to holders of the Company’s common stock.

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

	Two Quarters Ended
(in thousands)	June 28, 2026	June 29, 2025
Net cash provided by/(used for) operating activities	$9,961	$(53,377)
Net cash provided by/(used for) investing activities	67,989	30,937
Net cash (used for)/provided by financing activities	$(98,902)	$16,248
Operating Activities
Cash provided by operations totaled $10.0 million for the first two quarters of fiscal 2026, a fluctuation of $63.3 million compared with the first two quarters of fiscal 2025, primarily due to an increase in operational efficiencies as we continue to deliver on our turnaround plan.
Investing Activities
Cash provided by investing activities totaled $68.0 million for the first two quarters of fiscal 2026, an increase of $37.1 million compared with the first two quarters of fiscal 2025. The cash provided by investing activities in the first two quarters of fiscal 2026 was primarily due to the refranchising transactions discussed in Note 3, Acquisitions and Divestitures, to the Condensed Consolidated Financial Statements, partially offset by the settlement of the liability to KK Canada discussed in Note 18, Redeemable Noncontrolling Interests, to the Condensed Consolidated Financial Statements, and cash for capital expenditures. As part of our turnaround plan, we expect to reduce capital investment by using existing assets and focusing on franchise development.
Financing Activities
Cash used for financing activities totaled $98.9 million for the first two quarters of fiscal 2026, a fluctuation of $115.2 million compared with the first two quarters of fiscal 2025, primarily driven by the repayment of long-term debt balances with a portion of the net proceeds received from the refranchising transactions discussed in Note 3, Acquisitions and Divestitures, to the Condensed Consolidated Financial Statements.
Debt
Our long-term debt obligations consist of the following:

(in thousands)	June 28, 2026	December 28, 2025
2023 Facility — term loan	$721,901	$742,825
2023 Facility — revolving credit facility	70,000	157,500
Short-term lines of credit	12,892	2,514
Less: Debt issuance costs	(2,234)	(2,904)
Deferred financing obligations	1,024	—
Finance lease obligations	61,667	77,894
Total long-term debt	865,250	977,829
Less: Current portion of long-term debt	(71,036)	(65,977)
Long-term debt, less current portion	$794,214	$911,852

2023 Secured Credit Facility
As of June 28, 2026, the 2023 Facility consisted of a $300.0 million senior secured revolving credit facility and a term loan with an original principal amount of $700.0 million. During the second quarter of fiscal 2025, the Company amended the 2023 Facility to, among other things, establish additional, incremental term loan commitments in an aggregate principal amount of $125.0 million. Refer to Note 10, Long-Term Debt, to the Condensed Consolidated Financial Statements for further information.
Under the terms of the 2023 Facility, we are subject to a requirement to maintain a leverage ratio of less than 5.00 to 1.00 as of the end of each quarterly Test Period (as defined in the 2023 Facility) through maturity in March 2028. The leverage ratio under the 2023 Facility is defined as the ratio of (a) Total Indebtedness (as defined in the 2023 Facility, which includes all debt and finance lease obligations) minus unrestricted cash and cash equivalents to (b) a defined calculation of Adjusted EBITDA (2023 Facility Adjusted EBITDA) for the most recently ended Test Period. Our leverage ratio was 3.9 to 1.00 as of the end of the second quarter of fiscal 2026 compared to 4.4 to 1.00 as of the end of fiscal 2025.
We were in compliance with the financial covenants related to the 2023 Facility as of June 28, 2026. If we are unable to meet the 2023 Facility financial or other covenants in future periods, it could limit our ability to draw on the revolving credit facility, could result in the lenders accelerating the maturity of such indebtedness and foreclosing upon the collateral pledged thereunder, and could require the replacement of the 2023 Facility with new sources of financing, which we may be unable to secure on favorable terms or at all, any of which could negatively impact our liquidity.
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
New Accounting Pronouncements
Refer to Note 1, Description of Business and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements for a detailed description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Effects of Changing Prices
We are exposed to the effects of commodity price fluctuations in the cost of ingredients of our products, of which flour, sugar, and shortening are the most significant. These costs are subject to fluctuations due to a number of factors, including, but not limited to, market conditions, economic and geopolitical uncertainty, demand for raw materials, weather, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), armed hostilities, and other factors beyond our control. During the first two quarters of fiscal 2026, we continued to experience headwinds from commodity inflation globally. We have undertaken efforts to effectively manage inflationary cost increases through rapid inventory turnover and reduced inventory waste, and increased focus on resiliency of our supply chains. Additionally, from time to time we may enter into forward contracts for supply through our vendors for raw materials which are ingredients of our products or which are components of such ingredients, including wheat, sugar, and vegetable oil.
We are also exposed to the effects of commodity price fluctuations in the cost of gasoline used by our delivery vehicles. To mitigate the risk of fluctuations in the price of our fuel purchases, we may directly purchase commodity futures contracts.
Interest Rate Risk
We are exposed to changes in interest rates on any borrowings under our debt facilities, which bear interest based on the one-month SOFR (with a floor of zero). Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in SOFR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps on $550.0 million notional of our $804.8 million of outstanding debt under the 2023 Facility and short-term lines of credit as of June 28, 2026, which we account for as cash flow hedges. The interest rate swap agreements are scheduled to mature in March 2028. Based on the $254.8 million of unhedged outstanding debt as of June 28, 2026, a 100 basis point increase or decrease in the one-month SOFR would result in a $2.5 million increase or decrease, respectively, in interest expense for a 12-month period, based on the daily average of the one-month SOFR for the quarter ended June 28, 2026.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk on the operations of our subsidiaries that have functional currencies other than the U.S. dollar, whose revenues accounted for approximately 35% of our total net revenues during the first two quarters ended June 28, 2026. A substantial majority of these revenues, or approximately $117.3 million through the quarter ended June 28, 2026, were attributable to subsidiaries whose functional currencies are the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, and the Mexican peso. A 10% increase or decrease in the average exchange rate of these currencies against the U.S. dollar would have resulted in a decrease or increase, respectively, of approximately $11.7 million in our total net revenues for the two quarters ended June 28, 2026.
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
As of June 28, 2026, we completed an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.
Changes in Internal Controls over Financial Reporting
There were no changes during the fiscal quarter ended June 28, 2026 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of conducting our business, we have in the past and may in the future become involved in various legal actions and other claims. We may also become involved in other judicial, regulatory, and arbitration proceedings concerning matters arising in connection with the conduct of our business. Some of these matters may involve claims of substantial amounts. These legal proceedings may be subject to many uncertainties and there can be no assurance of the outcome of any individual proceedings. Refer to Note 13, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for more information regarding certain pending legal proceedings, which is incorporated by reference into this Item 1 of Part II of this Form 10-Q.
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

10.1†
Amended and Restated Krispy Kreme, Inc. 2021 Omnibus Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File number 333-296676, filed on June 10, 2026, and incorporated by reference herein)

10.2†*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (2026)

10.3†*	Form of Restricted Stock Unit Agreement for Employees (2026)

10.4†*	Form of Performance-Based Restricted Stock Unit Agreement (2026)

31.1*	Certification of Chief Executive Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

31.2*	Certification of Chief Financial Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Exchange Act.

32.1**
Certifications of Chief Executive Officer and Chief Financial Officer of Krispy Kreme, Inc. pursuant to Rule 13a-14(b) or 15d-14(b) promulgated under the Exchange Act, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial statements from the Company’s Form 10-Q for the quarter ended June 28, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive (Loss)/Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 6, 2026

Krispy Kreme, Inc.

By:	/s/ Raphael Duvivier
Name:	Raphael Duvivier
Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)