Form 10-Q
period 2026-09-27
Krispy Kreme, Inc.
filed 2026-11-05
CIK 1857154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026

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

The registrant had outstanding 173.5 million shares of common stock as of October 30, 2026.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Krispy Kreme, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended
	September 27, 2026 (13 weeks)	September 28, 2025 (13 weeks)	September 27, 2026 (39 weeks)	September 28, 2025 (39 weeks)
Net revenues
Product sales	$313,618	$365,701	$986,730	$1,103,557
Royalties and other revenues	15,140	9,597	40,057	26,692
Total net revenues	328,758	375,298	1,026,787	1,130,249
Product and distribution costs	85,806	96,214	260,173	279,577
Operating expenses	151,225	195,939	498,200	605,494
Selling, general and administrative expense	54,628	49,393	166,356	171,718
Marketing expenses	10,346	11,796	31,551	34,220
Pre-opening costs	5	666	199	3,066
Goodwill and other asset impairments	6,409	4,805	12,535	411,899
Gain on refranchising, net	—	—	(8,885)	—
Other expense/(income), net	2,576	(9,781)	4,374	(16,854)
Depreciation and amortization expense	26,728	33,446	85,850	103,129
Operating loss	(8,965)	(7,180)	(23,566)	(462,000)
Interest expense, net	13,189	16,358	42,188	49,250
Loss on divestiture of Insomnia Cookies	—	—	—	11,501
Other non-operating expense/(income), net	22	(591)	(398)	(2,161)
Loss before income taxes	(22,176)	(22,947)	(65,356)	(520,590)
Income tax benefit	(8,861)	(2,816)	(9,537)	(25,936)
Net loss	(13,315)	(20,131)	(55,819)	(494,654)
Net income/(loss) attributable to noncontrolling interest	43	(687)	634	(6,666)
Net loss attributable to Krispy Kreme, Inc.	$(13,358)	$(19,444)	$(56,453)	$(487,988)
Net loss per share:
Common stock — Basic	$(0.08)	$(0.11)	$(0.36)	$(2.88)
Common stock — Diluted	$(0.08)	$(0.11)	$(0.36)	$(2.88)
Weighted average shares outstanding:
Basic	173,478	171,164	172,692	170,752
Diluted	173,478	171,164	172,692	170,752
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Comprehensive (Loss)/Income (Unaudited)
(in thousands)

	Quarter Ended		Three Quarters Ended
	September 27, 2026 (13 weeks)	September 28, 2025 (13 weeks)	September 27, 2026 (39 weeks)	September 28, 2025 (39 weeks)
Net loss	$(13,315)	$(20,131)	$(55,819)	$(494,654)
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustment	1,552	(4,479)	4,978	29,804
Unrealized income/(loss) on cash flow hedges, net of income taxes (1)	3,478	(108)	9,188	(6,537)
Total other comprehensive income	5,030	(4,587)	14,166	23,267
Comprehensive loss	(8,285)	(24,718)	(41,653)	(471,387)
Net income/(loss) attributable to noncontrolling interest	43	(687)	634	(6,666)
Foreign currency translation adjustment attributable to noncontrolling interest	—	(333)	(222)	408
Total comprehensive income/(loss) attributable to noncontrolling interest	43	(1,020)	412	(6,258)
Comprehensive loss attributable to Krispy Kreme, Inc.	$(8,328)	$(23,698)	$(42,065)	$(465,129)
(1)Net of income tax (expense)/benefit of ($2.0 million) and ($3.9 million) for the quarter and three quarters ended September 27, 2026, respectively, and $0.1 million and $2.2 million for the quarter and three quarters ended September 28, 2025, respectively.
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	(Unaudited) September 27, 2026	December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$30,293	$42,390
Restricted cash	475	501
Accounts receivable, net	77,438	61,611
Inventories	31,176	26,877
Taxes receivable	13,974	10,854
Current assets held for sale	3,495	13,294
Prepaid expenses and other current assets	24,018	18,927
Total current assets	180,869	174,454
Property and equipment, net	363,588	460,935
Goodwill, net	670,553	712,264
Other intangible assets, net	721,609	797,749
Operating lease right of use assets, net	347,544	395,523
Investments in unconsolidated entities	21,459	7,413
Noncurrent assets held for sale	—	31,056
Other assets	53,801	13,565
Total assets	$2,359,423	$2,592,959
LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$58,233	$65,977
Current operating lease liabilities	48,098	51,213
Accounts payable	141,438	134,384
Accrued liabilities	103,885	99,805
Current liabilities held for sale	—	13,535
Structured payables	115,192	92,366
Total current liabilities	466,846	457,280
Long-term debt, less current portion	809,671	911,852
Noncurrent operating lease liabilities	349,199	395,895
Deferred income taxes, net	87,314	96,236
Noncurrent liabilities held for sale	—	11,816
Other long-term obligations and deferred credits	30,332	42,919
Total liabilities	1,743,362	1,915,998
Commitments and contingencies
Mezzanine equity:
Redeemable noncontrolling interest	—	24,181
Total mezzanine equity	—	24,181
Shareholders’ equity:
Common stock, $0.01 par value; 300,000 shares authorized as of both September 27, 2026 and December 28, 2025; 173,714 and 171,555 shares issued and outstanding as of September 27, 2026 and December 28, 2025, respectively	1,735	1,716
Additional paid-in capital	1,479,210	1,473,644
Shareholder note receivable	(1,140)	(1,791)
Accumulated other comprehensive income/(loss), net of income tax	12,329	(2,059)
Retained deficit	(877,840)	(821,387)
Total shareholders’ equity attributable to Krispy Kreme, Inc.	614,294	650,123
Noncontrolling interest	1,767	2,657
Total shareholders’ equity	616,061	652,780
Total liabilities, mezzanine equity, and shareholders’ equity	$2,359,423	$2,592,959
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss) (“AOCI”)			Retained Deficit	Noncontrolling Interest	Total
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized Income/(Loss) on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at December 28, 2025	171,555	$1,716	$1,473,643	$(1,791)	$4,670	$(6,290)	$(439)	$(821,387)	$2,657	$652,779
Net (loss)/income for the quarter ended March 29, 2026	—	—	—	—	—	—	—	(22,784)	111	(22,673)
Other comprehensive income for the quarter ended March 29, 2026 before reclassifications	—	—	—	—	(371)	4,070	—	—	—	3,699
Reclassification from AOCI	—	—	—	—	2,831	(290)	—	—	(213)	2,328
Capital contribution by shareholders, net of loans issued	—	—	—	488	—	—	—	—	—	488
Share-based compensation	—	—	4,639	—	—	—	—	—	—	4,639
Purchase of shares of noncontrolling interest	—	—	(1,584)	—	—	—	—	—	(1,015)	(2,599)
Accretion to redemption value of redeemable noncontrolling interest	—	—	(5,404)	—	—	—	—	—	—	(5,404)
Issuance of common stock upon settlement of RSUs, net of shares withheld	725	7	(315)	—	—	—	—	—	—	(308)
Other	—	(2)	382	(3)	—	—	—	—	(63)	314
Balance at March 29, 2026	172,280	$1,721	$1,471,361	$(1,306)	$7,130	$(2,510)	$(439)	$(844,171)	$1,477	$633,263
Net (loss)/income for the quarter ended June 28, 2026	—	—	—	—	—	—	—	(20,311)	480	(19,831)
Other comprehensive income/(loss) for the quarter ended June 28, 2026 before reclassifications	—	—	—	—	1,188	2,283	—	—	(9)	3,462
Reclassification from AOCI	—	—	—	—	—	(353)	—	—	—	(353)
Capital contribution from shareholders, net of loans issued	—	—	—	167	—	—	—	—	—	167
Share-based compensation	—	—	3,287	—	—	—	—	—	—	3,287
Issuance of common stock upon settlement of RSUs, net of shares withheld	464	4	—	—	—	—	—	—	—	4
Other	—	—	4	—	—	—	—	—	(224)	(220)
Balance at June 28, 2026	172,744	$1,725	$1,474,652	$(1,139)	$8,318	$(580)	$(439)	$(864,482)	$1,724	$619,779
Net loss for the quarter ended September 27, 2026	—	—	—	—	—	—	—	(13,358)	43	(13,315)
Other comprehensive (loss)/income for the quarter ended September 27, 2026 before reclassifications	—	—	—	—	1,552	3,811	—	—	—	5,363
Reclassification from AOCI	—	—	—	—	—	(333)	—	—	—	(333)
Share-based compensation	—	—	4,775	—	—	—	—	—	—	4,775
Issuance of common stock upon settlement of RSUs, net of shares withheld	970	10	(191)	—	—	—	—	—	—	(181)
Other	—	—	(26)	(1)	—	—	—	—	—	(27)
Balance at September 27, 2026	173,714	$1,735	$1,479,210	$(1,140)	$9,870	$2,898	$(439)	$(877,840)	$1,767	$616,061
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Shareholder Note Receivable	Accumulated Other Comprehensive Income/(Loss)			Retained Deficit	Noncontrolling Interest	Total
	Shares Outstanding	Amount			Foreign Currency Translation Adjustment	Unrealized Income/(Loss) on Cash Flow Hedges	Unrealized Loss on Employee Benefit Plans
Balance at December 29, 2024	170,060	$1,701	$1,466,508	$(1,906)	$(32,065)	$270	$(333)	$(299,638)	$2,598	$1,137,135
Net (loss)/income for the quarter ended March 30, 2025	—	—	—	—	—	—	—	(33,284)	(282)	(33,566)
Other comprehensive (loss)/income for the quarter ended March 30, 2025 before reclassifications	—	—	—	—	8,413	(4,280)	—	—	41	4,174
Reclassification from AOCI	—	—	—	—	—	(287)	—	—	—	(287)
Share-based compensation	—	—	2,603	—	—	—	—	—	—	2,603
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(5,969)	—	(5,969)
Distribution to noncontrolling interest	—	—	(103)	127	—	—	—	—	(60)	(36)
Accretion to redemption value of redeemable noncontrolling interest	—	—	(4,290)	—	—	—	—	—	—	(4,290)
Issuance of common stock upon settlement of RSUs, net of shares withheld	240	2	(125)	—	—	—	—	—	—	(123)
Other	—	—	—	(3)	—	—	—	—	(1)	(4)
Balance at March 30, 2025	170,300	$1,703	$1,464,593	$(1,782)	$(23,652)	$(4,297)	$(333)	$(338,891)	$2,296	$1,099,637
Net (loss)/income for the quarter ended June 29, 2025	—	—	—	—	—	—	—	(435,260)	(5,761)	(441,021)
Other comprehensive loss for the quarter ended June 29, 2025 before reclassifications	—	—	—	—	25,129	(1,526)	—	—	1,345	24,948
Reclassification from AOCI	—	—	—	—	—	(336)	—	—	—	(336)
Share-based compensation	—	—	4,634	—	—	—	—	—	—	4,634
Dividends declared on common stock and equivalents ($0.035 per share)	—	—	—	—	—	—	—	(13)	—	(13)
Issuance of common stock upon settlement of RSUs, net of shares withheld	664	7	(671)	—	—	—	—	—	—	(664)
Other	—	—	(1)	(3)	—	—	—	—	2	(2)
Balance at June 29, 2025	170,964	$1,710	$1,468,555	$(1,785)	$1,477	$(6,159)	$(333)	$(774,164)	$(2,118)	$687,183
Net (loss)/income for the quarter ended September 28, 2025	—	—	—	—	—	—	—	(19,444)	(7,331)	(26,775)
Other comprehensive income/(loss) for the quarter ended September 28, 2025 before reclassifications	—	—	—	—	(4,146)	270	—	—	(663)	(4,539)
Reclassification from AOCI	—	—	—	—	—	(378)	—	—	—	(378)
Share-based compensation	—	—	774	—	—	—	—	—	—	774
Issuance of common stock upon settlement of RSUs, net of shares withheld	280	3	(400)	—	—	—	—	—	—	(397)
Other	—	—	(1)	(3)	—	—	—	—	(2)	(6)
Balance at September 28, 2025	171,244	$1,713	$1,468,928	$(1,788)	$(2,669)	$(6,267)	$(333)	$(793,608)	$(10,114)	$655,862
See accompanying notes to Condensed Consolidated Financial Statements.

Krispy Kreme, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Quarters Ended
	September 27, 2026 (39 weeks)	September 28, 2025 (39 weeks)
CASH FLOWS PROVIDED BY/(USED FOR) OPERATING ACTIVITIES:
Net loss	$(55,819)	$(494,654)
Adjustments to reconcile net loss to net cash provided by/(used for) operating activities:
Depreciation and amortization expense	85,850	103,129
Deferred and other income taxes	(13,473)	(37,396)
Goodwill impairment	—	355,958
Other asset impairments and lease termination charges	12,535	55,941
Loss on disposal of property and equipment	1,850	1,466
Loss on divestiture of Insomnia Cookies	—	11,501
Gain on refranchising, net	(8,885)	(1,063)
Gain on acquisition of equity method investment	(416)	—
Gain on sale-leaseback	—	(6,749)
Share-based compensation	12,702	8,011
Change in accounts and notes receivable allowances	3,825	1,080
Inventory write-off	(265)	6,418
Other	882	317
Change in operating assets and liabilities, excluding business acquisitions and divestitures, and foreign currency translation adjustments:
Accounts receivable	(28,079)	11,426
Inventories	(10,138)	(20,074)
Accounts payable	(8,334)	3,627
Other current and non-current assets	37,572	10,721
Operating lease assets and liabilities	(7,620)	(852)
Accrued liabilities	16,554	(21,305)
Other long-term obligations and deferred credits	(20,071)	1,403
Net cash provided by/(used for) operating activities	18,670	(11,095)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of property and equipment	(28,639)	(80,844)
Proceeds from disposals of assets	256	—
Proceeds from sale-leaseback	—	10,882
Net proceeds from refranchising transactions	111,411	—
Purchase/proceeds of equity method investment	546	(2,998)
Purchase of minority interests	(2,600)	—
Net proceeds from divestiture of Insomnia Cookies	—	75,000
Principal payments received from loans to franchisees	—	1,202
Purchase of redeemable noncontrolling interest	(25,106)	—
Other investing activities	—	177
Net cash provided by investing activities	55,868	3,419
CASH FLOWS (USED FOR)/PROVIDED BY FINANCING ACTIVITIES:
Proceeds from the issuance of debt	230,800	661,026
Repayment of long-term debt and lease obligations	(339,996)	(606,581)
Payment of financing costs	—	(825)
Proceeds from structured payables	183,989	242,350
Payments on structured payables	(161,302)	(270,418)
Capital contribution by shareholders, net of loans issued	260	—
Distribution to shareholders	—	(11,934)
Payments for repurchase and retirement of common stock	(735)	(1,184)
Distribution to noncontrolling interest	219	(36)
Net cash (used for)/provided by financing activities	(86,765)	12,398
Effect of exchange rate changes on cash, cash equivalents and restricted cash	104	(2,885)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(12,123)	1,837
Cash, cash equivalents and restricted cash at beginning of period	42,891	29,315
Cash, cash equivalents and restricted cash at end of period	$30,768	$31,152
Supplemental schedule of non-cash investing and financing activities:
Increase in accrual for property and equipment	$22,367	$(12,363)
Note receivable issued in connection with refranchising	(40,404)	—
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$30,293	$30,707
Restricted cash	475	445
Total cash, cash equivalents and restricted cash	$30,768	$31,152
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

The Company has three reportable operating segments: 1) U.S., which includes all Company-owned operations in the U.S., and W.K.S. Krispy Kreme, LLC (“W.K.S. Krispy Kreme”) through the date of deconsolidation; 2) International, which includes Company-owned operations in the U.K., Ireland, Australia, New Zealand, Mexico, and Canada, as well as Japan through the date of disposition; and 3) Market Development, which includes franchise operations across the globe, including Krispy Kreme Doughnut Japan Co., Ltd (“Krispy Kreme Japan”) after March 2, 2026 and W.K.S. Krispy Kreme after March 23, 2026, and also includes Company-owned operations in France through Krispy Kreme Doughnuts France SAS (“Krispy Kreme France”) after May 25, 2026. Refer to Note 3, Acquisitions and Divestitures, for more information on the impact of refranchising and the Company’s acquisition of Krispy Kreme France. Unallocated corporate costs are excluded from the Company’s measurement of segment performance.
Basis of Presentation and Consolidation
The Company operates and reports financial information on a 52- or 53-week year with the fiscal year ending on the Sunday closest to December 31. The quarters ended September 27, 2026 and September 28, 2025 were both 13-week periods.
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
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto as of and for the year ended December 28, 2025, included in KKI’s Annual Report on Form 10-K for the year then ended (the “Annual Report on Form 10-K”). The Condensed Consolidated Balance Sheet as of December 28, 2025 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations for the quarter and three quarters ended September 27, 2026 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending January 3, 2027.
Noncontrolling interest in the Company’s Condensed Consolidated Financial Statements represents the interest in subsidiaries held by employee shareholders, most of which were purchased by the Company during the quarter ended March 29, 2026. Employee shareholders held noncontrolling interests in the consolidated subsidiaries Krispy Kreme Holdings Pty Ltd. (“KK Australia”), Krispy Kreme Mexico Holding S.A.P.I. de C.V. (“KK Mexico”), and Krispy Kreme Japan prior to disposition. Since the Company consolidates the financial statements of these subsidiaries, the noncontrolling owners’ share of net assets and results of operations are deducted and reported as noncontrolling interest in the Condensed Consolidated Balance Sheets and as net income/(loss) attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations and comprehensive income attributable to noncontrolling interest in the Condensed Consolidated Statements of Comprehensive Loss/(Income).

Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, Description of Business and Summary of Significant Accounting Policies, to the Consolidated Financial Statements for the year ended December 28, 2025 included in the Annual Report on Form 10-K. There were no material changes to the significant accounting policies during the quarter ended September 27, 2026.
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

Additionally, the Company terminated its Business Relationship Agreement with McDonald’s USA during the quarter ended June 29, 2025. During the three quarters ended September 28, 2025, as a result of the termination and management’s updated forecasts, the Company recorded non-cash long-lived asset impairment charges of $26.7 million and non-cash lease impairment and termination costs of $29.2 million. These impairment charges, along with the goodwill impairment, are included in Goodwill and other asset impairments in the Condensed Consolidated Statements of Operations.
The goodwill and other asset impairments did not have an impact on the Company’s compliance with the financial covenants under the Company’s debt arrangements.
Reclassifications
The accompanying condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, consisting of normal recurring adjustments, unless otherwise disclosed. Certain amounts in prior periods previously reported in the Condensed Consolidated Statements of Cash Flows in the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2025 (the “Q3 2025 Form 10-Q”) have been reclassified to conform to the current period presentation. The Company believes that the disclosures are adequate to make the information presented not misleading and should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related footnotes contained in the Q3 2025 Form 10-Q.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which centralizes interim disclosure requirements and codifies a “disclosure principle” requiring an explanation of material changes occurring since the most recent annual period. As the Company currently adheres to similar requirements under SEC Regulation S-X Rule 8-03, the adoption of this guidance is not expected to significantly change current interim reporting practices. The amendments are effective for the Company for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company expects to adopt this guidance prospectively and does not anticipate that the adoption will have a material impact on its Condensed Consolidated Financial Statements or disclosures.
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
Accordingly, the change in carrying value of the redeemable noncontrolling interest, which was originally included in the calculation of Net (loss)/income as well as the calculation of Net (loss)/income attributable to Krispy Kreme, Inc. for periods prior to the annual period ended December 28, 2025, should instead be included only in the calculation of Net (loss)/income attributable to Krispy Kreme, Inc. as those captions are presented in the Consolidated Statement of Changes in Shareholders' Equity. In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality, and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company determined that the impact of adjustments relating to the corrections of this accounting error were not material to previously issued Condensed Consolidated Financial Statements. Accordingly, these adjustments are disclosed herein and will be disclosed prospectively. As a result of the aforementioned correction of accounting errors, the quarterly financial statements included herein have been revised as follows:

	Consolidated Statements of Changes in Shareholders’ Equity
	As Previously Reported	Adjustments	As Revised
Noncontrolling Interest
Balance at December 29, 2024	$29,895	$(27,297)	$2,598
Net (loss)/income for the fiscal quarter ended March 30, 2025	(121)	(259)	(380)
Other comprehensive income for the quarter ended March 30, 2025 before reclassifications	73	(32)	41
Balance at March 30, 2025	$29,847	$(27,588)	$2,259
Net (loss)/income for the fiscal quarter ended June 29, 2025	(5,858)	97	(5,761)
Other comprehensive income for the quarter ended June 29, 2025 before reclassifications	668	677	1,345
Balance at June 29, 2025	$24,657	$(26,814)	$(2,157)
Net (loss)/income for the fiscal quarter ended September 28, 2025	(687)	(6,644)	(7,331)
Other comprehensive income for the quarter ended September 28, 2025 before reclassifications	(333)	(330)	(663)
Balance at September 28, 2025	$23,637	$(33,788)	$(10,151)

	Net Loss per Share
	Three Quarters Ended September 28, 2025
	As Previously Reported	Adjustments	As Revised
(in thousands, except per share amounts)
Net loss attributable to Krispy Kreme, Inc.	$(487,988)	$—	$(487,988)
Accretion to redemption value of redeemable noncontrolling interest	—	(4,290)	(4,290)
Net loss attributable to common shareholders - Basic	$(487,988)	$(4,290)	$(492,278)
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	(3)	—	(3)
Net loss attributable to common shareholders - Diluted	$(487,991)	$(4,290)	$(492,281)
Basic weighted average common shares outstanding	170,752	—	170,752
Dilutive effect of outstanding common stock options, RSUs, and PSUs	—	—	—
Diluted weighted average common shares outstanding	170,752	—	170,752
(Loss)/earnings per share attributable to common shareholders:
Basic	$(2.86)	$(0.02)	$(2.88)
Diluted	$(2.86)	$(0.02)	$(2.88)

Note 3 — Acquisitions and Divestitures
2026 Acquisitions and Divestitures
Equity Method Investments
In the quarter ended June 28, 2026, the Company acquired the remaining equity interest in Krispy Kreme France, increasing its ownership from 33.0% to 100%. Prior to the acquisition, the Company accounted for its investment in Krispy Kreme France under the equity method. The Company-owned operations in France remain presented in the Company’s Market Development segment as management evaluates strategic alternatives for the France business. Upon completion of the acquisition, Krispy Kreme France became a wholly owned subsidiary and its results have been included in the Company’s consolidated financial statements. The acquisition was not material to the Company's consolidated financial statements. Accordingly, the disclosures otherwise required by ASC 805, including pro forma results of operations, have been omitted.
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
•WKS Holdco contributed the California Assets and $13.0 million in cash to W.K.S. Krispy Kreme, in exchange for equity interests in W.K.S. Krispy Kreme. In addition, KKDC contributed the franchise rights, operating assets, equipment, personal property, vehicles, goodwill, and business of the Company-owned and operated Krispy Kreme shop in Hawaii (the “Hawaii Assets”) to W.K.S. Krispy Kreme, in exchange for equity interests in W.K.S. Krispy Kreme, pursuant to a Contribution and Exchange Agreement, dated as of the Effective Date, by and between KKDC and W.K.S. Krispy Kreme. Following the foregoing contributions, WKS’s ownership stake in W.K.S. Krispy Kreme through its affiliate increased to 80% and KKDC’s ownership percentage decreased to 20%. As part of the WKS Refranchising, utilizing in part the proceeds of new debt financing obtained by W.K.S. Krispy Kreme, W.K.S. Krispy Kreme repaid in cash to KKDC the approximately $53.5 million balance of existing intercompany debt owed to KKDC by W.K.S. Krispy Kreme.
As a result of KKDC’s ownership interest decreasing to 20%, KKI deconsolidated W.K.S. Krispy Kreme from the Company’s Condensed Consolidated Financial Statements and recorded a loss on divestiture of $33.8 million (gross of income taxes) which is included within Gain on refranchising in the Condensed Consolidated Statements of Operations. The loss on divestiture was recognized upon the deconsolidation of W.K.S. Krispy Kreme on March 23, 2026. Accordingly, the following table reflects the calculation of the one-time loss recognized as of the transaction date and is not presented for the first three quarters of 2026. The loss recognized was calculated as follows:

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
2025 Acquisitions and Divestitures
Equity Method Investments

In the quarters ended June 29, 2025 and September 28, 2025, respectively, the Company invested approximately $2.1 million in cash to maintain a 45.0% noncontrolling ownership interest in Krispy Kreme Doughnuts Brasil S.A. (“KK Brazil”) and approximately $0.9 million in cash to maintain a 25.0% noncontrolling interest in Glaseadas Originales S.L. (“KK Spain”). As the Company has the ability to exercise significant influence over KK Brazil and KK Spain, but does not have the ability to exercise control, these investments are accounted for using the equity method, and equity method earnings are recognized within Other expense/(income), net in the Condensed Consolidated Statements of Operations.

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

Note 4 — Inventories
The components of Inventories are as follows:

	September 27, 2026	December 28, 2025
Raw materials	$19,145	$18,003
Work in progress	113	156
Finished goods and purchased merchandise	11,918	8,718
Total inventories	$31,176	$26,877
Note 5 — Goodwill and Other Intangible Assets, net
Goodwill, net
Changes in the carrying amount of goodwill by reportable segment are as follows:

	U.S.	International	Market Development	Total
Balance as of December 28, 2025	$382,106	$218,379	$111,779	$712,264
Impact of refranchising (1)	(42,174)	—	—	(42,174)
Foreign currency impact	—	463	—	463
Balance as of September 27, 2026	$339,932	$218,842	$111,779	$670,553
(1)Refer to Note 3, Acquisitions and Divestitures, for more information on the impact of refranchising.
Other Intangible Assets, net
Other intangible assets consist of the following:

	September 27, 2026			December 28, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible assets with indefinite lives
Trade names and trademarks	$553,400	$—	$553,400	$553,400	$—	$553,400
Intangible assets with definite lives
Franchise agreements	27,154	(13,349)	13,805	27,154	(12,363)	14,791
Customer relationships	15,000	(8,791)	6,209	15,000	(8,142)	6,858
Reacquired franchise rights (1)(2)	318,936	(170,741)	148,195	420,262	(197,562)	222,700
Total intangible assets with definite lives	361,090	(192,881)	168,209	462,416	(218,067)	244,349
Total intangible assets	$914,490	$(192,881)	$721,609	$1,015,816	$(218,067)	$797,749
(1)Reacquired franchise rights include the impact of foreign currency fluctuations associated with the respective countries.
(2)Refer to Note 3, Acquisitions and Divestitures, for more information on the impact of refranchising.
Amortization expense related to intangible assets included in Depreciation and amortization expense was $6.2 million and $20.1 million for the quarter and three quarters ended September 27, 2026, respectively, and $7.9 million and $23.4 million for the quarter and three quarters ended September 28, 2025, respectively.

Note 6 — Leases
The Company included the following amounts related to operating and finance lease assets and liabilities within the Condensed Consolidated Balance Sheets:

		As of
		September 27, 2026	December 28, 2025
Assets	Classification
Operating lease	Operating lease right of use assets, net	$347,544	$395,523
Finance lease	Property and equipment, net	37,369	53,233
Total lease assets		$384,913	$448,756
Liabilities
Current
Operating lease	Current operating lease liabilities	$48,098	$51,213
Finance lease	Current portion of long-term debt	14,113	21,614
Noncurrent
Operating lease	Noncurrent operating lease liabilities	349,199	395,895
Finance lease	Long-term debt, less current portion	38,489	56,280
Total lease liabilities		$449,899	$525,002

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
The Company remains contingently liable for lease payments in the event that W.K.S. Krispy Kreme defaults on the assigned lease obligations. The undiscounted maximum potential future payments under these lease arrangements were $11.8 million as of the balance sheet date. The Company has not recorded a liability for these guarantees as the likelihood of making future payments is not considered probable.
Refer to Note 3, Acquisitions and Divestitures, for more information on the impact of refranchising.

Lease costs were as follows:

		Quarter Ended		Three Quarters Ended
		September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Lease cost	Classification
Operating lease cost	Selling, general and administrative expense	$669	$581	$1,998	$2,118
Operating lease cost	Operating expenses	20,084	22,557	61,631	67,658
Short-term lease cost	Operating expenses	277	818	1,054	3,563
Variable lease costs	Operating expenses	6,062	7,069	18,085	22,144
Sublease income	Royalties and other revenues	(1,726)	(103)	(2,711)	(279)
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization expense	$3,138	$4,067	$10,263	$15,109
Interest on lease liabilities	Interest expense, net	909	1,433	2,976	4,421

Supplemental disclosures of cash flow information related to leases were as follows:

	Three Quarters Ended
	September 27, 2026	September 28, 2025
Other information
Cash paid for leases:
Operating cash flows for operating leases (1)	$80,234	$90,079
Operating cash flows for finance leases	2,994	4,413
Financing cash flows for finance leases	10,915	14,819
Right of use assets obtained in exchange for new lease liabilities:
Operating leases	$45,152	$38,207
Finance leases	4,195	24,774
(1)Operating cash flows for operating leases include variable rent payments, which are not included in the measurement of lease liabilities. Variable rent payments were $17.7 million for the three quarters ended September 27, 2026 and $22.1 million for the three quarters ended September 28, 2025.
In the three quarters ended September 27, 2026, the Company recognized a net loss of $5.2 million included in Goodwill and other asset impairments in the Condensed Consolidated Statement of Operations, primarily related to the impairment and termination of leases related to fleet assets. In the three quarters ended September 28, 2025, the Company recorded lease impairment and termination costs of $29.2 million. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies for more information.

During the three quarters ended September 28, 2025, the Company completed two sale-leaseback transactions involving building and land properties for total proceeds of $10.9 million. The leasebacks were classified as operating leases, allowing the transactions to qualify as sales under ASC 842. As a result, the Company recognized a gain on sale of $6.7 million in Other expense/(income), net.

Note 7 — Fair Value Measurements
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of September 27, 2026 and December 28, 2025:

September 27, 2026
Level 2
Assets:
Interest rate derivatives	$4,722
Foreign currency derivatives	120
Commodity derivatives	252
Total Assets	$5,094

December 28, 2025
Level 2
Assets:
Commodity derivatives	$33
Total Assets	$33

Liabilities:
Foreign currency derivatives	$12
Interest rate derivatives	8,386
Total Liabilities	$8,398
There were no assets or liabilities measured using Level 1 or Level 3 inputs and no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the three quarters ended September 27, 2026 and fiscal year ended December 28, 2025. The Company’s derivatives are valued using discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates.

Note 8 — Derivative Instruments
Commodity Price Risk
The Company uses forward contracts to protect against the effects of commodity price fluctuations in the cost of gasoline used by our third-party logistics (“3PL”) carriers. Management has not designated these forward contracts as hedges. As of September 27, 2026 and December 28, 2025, the total notional amount of these contracts was 0.8 million and 0.6 million gallons of fuel, respectively, and the Company recorded an asset of $0.3 million and an asset of less than $0.1 million, respectively. The contracts outstanding as of September 27, 2026 are scheduled to mature between October 2026 and March 2027, and the contracts outstanding as of December 28, 2025 matured between January 2026 and March 2026. The settlement of commodity derivative contracts is reported in the Condensed Consolidated Statements of Cash Flows as a cash flow from operating activities.
Interest Rate Risk
The Company uses interest rate swaps to manage its exposure to interest rate volatility from its debt arrangements. Management has designated the swap agreements as cash flow hedges and recognized the changes in the fair value of these swaps in other comprehensive income. As of both September 27, 2026 and December 28, 2025, the aggregate notional amount hedged by the swap agreements was $550.0 million of term loan principal. As of September 27, 2026 and December 28, 2025, the Company has recorded an asset of $4.7 million and a liability of $8.4 million, respectively, related to the fair market values of its interest rate derivatives. The cash flows associated with the interest rate swaps are reflected in operating activities in the Condensed Consolidated Statements of Cash Flows, which is consistent with the classification as operating activities of the interest payments on the term loan.
The net effect of the interest rate swap arrangements is to fix the variable interest rate on the term loan under the 2023 Facility (as defined in Note 10, Long-Term Debt) up to the notional amount outstanding at the rates payable under the swap agreements plus the Applicable Rate (as defined by the 2023 Facility), through the swap maturity dates in March 2028.
Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency exchange rate risk primarily from its investments in consolidated subsidiaries that operate in Australia, Canada, France, Ireland, the U.K., Mexico and New Zealand. In order to mitigate foreign exchange fluctuations, the Company enters into foreign exchange forward contracts. Management has not designated these forward contracts as hedges. As of September 27, 2026 and December 28, 2025, the total notional amount of foreign exchange derivatives was $63.0 million and $65.6 million, respectively. These contracts are short term in nature and are continually swapped at a notional value to offset the corresponding values. The majority of our foreign exchange derivatives matured in October 2026 and January 2026, respectively, but are continually swapped at maturity to track the underlying exposure. The Company recorded an asset of $0.1 million and a liability of less than $0.1 million as of September 27, 2026 and December 28, 2025, respectively, related to the fair market values of its foreign exchange derivatives.
Quantitative Summary of Derivative Positions and Their Effect on Results of Operations
The following tables present the fair values of derivative instruments included in the Condensed Consolidated Balance Sheets as of September 27, 2026 and December 28, 2025 for derivatives not designated as hedging instruments and derivatives designated as hedging instruments, respectively. Only the Company’s cash flow hedges are designated as hedging instruments.

	Derivatives Fair Value
Derivatives Not Designated as Hedging Instruments	September 27, 2026	December 28, 2025	Balance Sheet Location
Foreign currency derivatives	$120	$—	Prepaid expense and other current assets
Commodity derivatives	252	33	Prepaid expense and other current assets
Total Assets	$372	$33
Foreign currency derivatives	—	12	Accrued liabilities
Total Liabilities	$—	$12

	Derivatives Fair Value
Derivatives Designated as Hedging Instruments	September 27, 2026	December 28, 2025	Balance Sheet Location
Interest rate derivatives (current)	$1,513	$—	Prepaid expense and other current assets
Interest rate derivatives (noncurrent)	3,209	—	Other assets
Total Assets	$4,722	$—
Interest rate derivatives (current)	$—	$3,741	Accrued liabilities
Interest rate derivatives (noncurrent)	—	4,645	Other long-term obligations and deferred credits
Total Liabilities	$—	$8,386
The effect of derivative instruments in the Condensed Consolidated Statements of Operations for the quarter and three quarters ended September 27, 2026 and September 28, 2025 is as follows:

	Derivative Gain/(Loss) Recognized in Income for the Quarter Ended		Derivative Gain/(Loss) Recognized in Income for the Three Quarters Ended
Derivatives Designated as Hedging Instruments	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025	Location of Derivative Gain Recognized in Income
Gain/(loss) on interest rate derivatives	$(333)	$378	$(976)	$1,001	Interest expense, net
	$(333)	$378	$(976)	$1,001

	Derivative Gain/(Loss) Recognized in Income for the Quarter Ended		Derivative Gain/(Loss) Recognized in Income for the Three Quarters Ended
Derivatives Not Designated as Hedging Instruments	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025	Location of Derivative (Loss)/Gain Recognized in Income
Gain/(loss) on foreign currency derivatives	$(1)	$1,103	$131	$986	Other non-operating (income)/expense, net
Gain/(loss) on commodity derivatives	252	59	220	199	Other non-operating (income)/expense, net
	$251	$1,162	$351	$1,185

Note 9 — Vendor Finance Programs
The following table presents liabilities as of September 27, 2026 and December 28, 2025 related to vendor finance programs in which the Company participates as a buyer:

	September 27, 2026	December 28, 2025	Balance Sheet Location
Supply chain financing programs	$10,939	$12,517	Accounts payable
Structured payables programs	115,192	92,366	Structured payables
Total Liabilities	$126,131	$104,883
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

Note 10 — Long-Term Debt
The Company’s long-term debt obligations consist of the following:

	September 27, 2026	December 28, 2025
2023 Facility — term loan	$711,438	$742,825
2023 Facility — revolving credit facility	102,500	157,500
Short-term lines of credit	2,260	2,514
Less: Debt issuance costs	(1,899)	(2,904)
Deferred financing obligations	1,003	—
Finance lease obligations	52,602	77,894
Total long-term debt	867,904	977,829
Less: Current portion of long-term debt	(58,233)	(65,977)
Long-term debt, less current portion	$809,671	$911,852
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
Borrowings under the 2023 Facility are generally subject to an interest rate of adjusted term Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.10% plus (i) 2.25% if the Company’s leverage ratio (as defined in the 2023 Facility) equals or exceeds 4.00 to 1.00, (ii) 2.00% if the Company’s leverage ratio is less than 4.00 to 1.00 but greater than or equal to 3.00 to 1.00, or (iii) 1.75% if the Company’s leverage ratio is less than 3.00 to 1.00. As of September 27, 2026 and December 28, 2025, the unhedged interest rates were 5.79% and 6.27% under the 2023 Facility, respectively. As of both September 27, 2026 and December 28, 2025, $550.0 million of the outstanding term loan balance was hedged, with the interest rate swap agreements scheduled to mature in March 2028. As of September 27, 2026 and December 28, 2025, the effective interest rates on the term loan were 6.01% and 6.06%, respectively. The Company is required to make installment payments equal to 1.25% of the aggregate closing date principal amounts of the term loan on the last day of each fiscal quarter. All remaining term loan and revolving loan balances are due at maturity in March 2028.
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
RSU and PSU activity under these plans during the periods presented is as follows:

(in thousands, except per share amounts)	Non-vested shares outstanding at December 28, 2025	Granted	Vested	Forfeited	Non-vested shares outstanding at September 27, 2026
KKI
RSUs and PSUs	10,669	3,676	2,129	1,082	11,134
Weighted Average Grant Date Fair Value	$5.97	3.93	$9.55	$9.10	$4.31
KK Australia
RSUs	21	—	18	3	—
Weighted Average Grant Date Fair Value	$1.72	—	$1.72	$1.72	$—
KK Mexico
RSUs	1	—	1	—	—
Weighted Average Grant Date Fair Value	$40.14	—	$40.14	$—	$—
The Company recorded total non-cash compensation expense related to the RSUs and PSUs under the plans of $4.5 million and $11.8 million for the quarter and three quarters ended September 27, 2026, respectively, and $2.0 million and $8.4 million for the quarter and three quarters ended September 28, 2025, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The unrecognized compensation cost related to the unvested RSUs and PSUs and the weighted average period over which such cost is expected to be recognized are as follows:

	As of September 27, 2026
	Unrecognized Compensation Cost	Recognized Over a Weighted Average Period of
KKI	$33,803	2.1 years
Time-Vested Stock Options
KKI issues time-vested stock options under the Omnibus Plan. The fair value of time-vested stock options was estimated on the date of grant using the Black-Scholes option pricing model.
The status of the time-vested stock options as of December 28, 2025 and changes during the first three quarters of fiscal 2026 are presented below:

	Share options outstanding at				Share options outstanding at
(in thousands, except per share amounts)	December 28, 2025	Granted	Exercised	Forfeited or Expired	September 27, 2026
KKI
Options	2,558	—	—	406	2,152
Weighted Average Grant Date Fair Value	$2.46	—	—	$3.43	$2.28
Weighted Average Exercise Price	$5.43	—	—	$7.87	$4.97

The Company recorded total non-cash compensation (benefit)/expense related to the time-vested stock options of $0.2 million and $0.8 million for the quarter and three quarters ended September 27, 2026, respectively, and ($1.3 million) and ($0.5 million) for the quarter and three quarters ended September 28, 2025, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The unrecognized compensation cost related to the stock options and the weighted average period over which such cost is expected to be recognized are as follows:

	As of September 27, 2026
	Unrecognized Compensation Cost	Recognized Over a Weighted Average Period of
KKI	$1,723	1.8 years
No time-vested stock options vested during the quarter and three quarters ended September 27, 2026 or September 28, 2025.

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
The Company’s effective income tax rates were 40.0% and 14.6% for the quarter and three quarters ended September 27, 2026, respectively, and 12.3% and 5.0% for the quarter and three quarters ended September 28, 2025, respectively. The Company’s effective income tax rate for the quarter and three quarters ended September 27, 2026 differed from the respective statutory rates primarily due to the tax effects of the mix of income and taxes attributable to foreign jurisdictions, the refranchising of W.K.S. Krispy Kreme and Krispy Kreme Japan, and the release of previously accrued uncertain tax benefits. The Company’s effective income tax rate for the quarter and three quarters ended September 28, 2025 differed from the statutory rate primarily due to the tax effects of goodwill impairment charges, the mix of income and taxes attributable to foreign jurisdictions, disallowed executive compensation expense, and the sale of the Company’s investment in Insomnia Cookies.
Note 13 — Commitments and Contingencies
Pending Litigation
Securities Litigation
On May 16, 2025 and June 30, 2025, shareholders of the Company filed separate putative federal securities class actions in the Western District of North Carolina against the Company, its Chief Executive Officer (“CEO”), and its former Chief Financial Officer (“CFO”). The actions, which were subsequently consolidated, allege that, throughout the proposed putative class periods, defendants made materially false and/or misleading statements and/or failed to disclose materially adverse facts concerning the Company’s business, operations, and prospects related to the Business Relationship Agreement with McDonald’s USA. On August 26, 2026, the Court granted in part and denied in part defendants’ motion to dismiss the securities class action. On October 13, 2026, defendants filed an answer to the complaint. This matter is currently in the discovery phase. The Company has engaged external counsel and intends to vigorously defend against these claims. It is too soon to predict with any certainty what, if any, damages could be awarded if liability were found.
Data Breach Litigation
On June 16, 2025, the Company released a Notice of Data Breach stating that on November 29, 2024, the Company became aware of the 2024 Cybersecurity Incident and on May 22, 2025, the Company’s investigation determined that personal information of certain individuals was affected. Beginning on June 20, 2025, several putative class action lawsuits were filed against the Company in the Middle District of North Carolina, the Western District of North Carolina, and in California state court. The actions, which were subsequently consolidated, assert claims of negligence, negligence per se, unjust enrichment, breach of implied contract, breach of the implied covenant of good faith and fair dealing, breach of confidence, breach of fiduciary duty, breach of bailment, invasion of privacy, declaratory judgment, and violations of California and North Carolina statutory law, arising from the Company’s alleged failure to secure and safeguard the personally identifiable information and private health information of plaintiffs and purported class members.
The Company engaged external counsel to defend against the data breach litigation. The Company reached a settlement with plaintiffs in the amount of approximately $1.6 million, which the court approved on July 6, 2026.

Shareholder Derivative Litigation
On June 13, 2025, June 25, 2025, and August 19, 2025, purported shareholders of the Company filed shareholder derivative actions in the Western District of North Carolina against its CEO, its former CFO, and current and former members of its Board of Directors. The actions, which were subsequently consolidated, allege that the derivative defendants breached their fiduciary duties by allowing the Company to issue materially false and misleading statements and failing to maintain adequate internal controls. The consolidated derivative action is currently stayed until entry of a final judgment in the related securities class action or upon motion of one of the parties following 30 days’ notice. On October 2, 2026, purported shareholders of the Company filed a similar derivative action in the Western District of North Carolina against its CEO, its former CFO, and current and former members of its Board of Directors. The matters are currently in the pleading phase, and the Company has engaged external counsel with respect to these matters. At this stage of the litigation, the Company is unable to predict the outcome of this matter or reasonably estimate a range of possible outcomes or loss, if any, in this matter.
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
Other Commitments and Contingencies
The Company’s primary banks and insurance carriers issued letters of credit and surety bonds on its behalf totaling $26.1 million and $24.4 million as of September 27, 2026 and December 28, 2025, respectively, a majority of which secure the Company’s reimbursement obligations to insurers under its self-insurance arrangements.
Note 14 — Related Party Transactions
As of September 27, 2026, the Company held minority equity interests in three entities, KK Brazil (45.0% ownership), KK Spain (25.0% ownership), and W.K.S. Krispy Kreme (20.0% ownership) with an aggregate carrying value of $21.5 million. As of December 28, 2025, the Company held minority equity interests in three entities, Krispy Kreme France (33.0% ownership), KK Brazil (45.0% ownership), and KK Spain (25.0% ownership) with an aggregate carrying value of $7.4 million.
During the quarter ended June 28, 2026, the Company acquired the remaining equity interest in Krispy Kreme France, increasing its ownership from 33.0% to 100.0%. Since completion of the transaction, Krispy Kreme France has been included in the Company’s Condensed Consolidated Financial Statements. Refer to Note 3, Acquisitions and Divestitures, for more information.

Note 15 — Revenue Recognition
Disaggregation of Revenues
Revenues are disaggregated as follows:

	Quarter Ended		Three Quarters Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Company Shops and Fresh Delivery	$283,646	$355,350	$919,264	$1,073,222
Mix and equipment revenue from franchisees	29,972	10,351	67,466	30,335
Franchise royalties and other	15,140	9,597	40,057	26,692
Total net revenues	$328,758	$375,298	$1,026,787	$1,130,249
Other revenues include advertising fund contributions from franchisees, consulting fees, rental income, development and franchise fees, and licensing royalties from customers for use of the Krispy Kreme brand, such as Keurig coffee cups.
Contract Balances
Deferred revenue and related receivables are as follows:

	September 27, 2026	December 28, 2025	Balance Sheet Location
Trade receivables, net of allowances of $1,689 and $976, respectively	$75,301	$55,736	Accounts receivables, net
Deferred revenue:
Current	$13,959	$16,668	Accrued liabilities
Noncurrent	10,698	9,780	Other long-term obligations and deferred credits
Total deferred revenue	$24,657	$26,448
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
Transaction Price Allocated to Remaining Performance Obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially satisfied as of September 27, 2026 is as follows:

Fiscal year
Remainder of 2026	$2,403
2027	7,624
2028	3,015
2029	2,264
2030	1,219
Thereafter	8,132
$24,657

Note 16 — Net (Loss)/Earnings per Share
The following table presents the calculations of basic and diluted EPS:

	Quarter Ended		Three Quarters Ended
(in thousands, except per share amounts)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net loss attributable to Krispy Kreme, Inc.	$(13,358)	$(19,444)	$(56,453)	$(487,988)
Accretion to redemption value of redeemable noncontrolling interest	—	—	(5,404)	(4,290)
Net loss attributable to common shareholders - Basic	$(13,358)	$(19,444)	$(61,857)	$(492,278)
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	—	(6)	—	(3)
Net loss attributable to common shareholders - Diluted	$(13,358)	$(19,450)	$(61,857)	$(492,281)
Basic weighted average common shares outstanding	173,478	171,164	172,692	170,752
Dilutive effect of outstanding common stock options, RSUs, and PSUs	—	—	—	—
Diluted weighted average common shares outstanding	173,478	171,164	172,692	170,752
(Loss)/earnings per share attributable to common shareholders:
Basic	$(0.08)	$(0.11)	$(0.36)	$(2.88)
Diluted	$(0.08)	$(0.11)	$(0.36)	$(2.88)
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
The following table summarizes the gross number of potential dilutive unvested RSUs and PSUs excluded due to antidilution (unadjusted for the treasury stock method):

	Quarter Ended		Three Quarters Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
KKI	11,134	10,953	11,134	10,953
KK Australia	—	—	—	74
For the quarter and three quarters ended September 27, 2026 and the quarter and three quarters ended September 28, 2025, 1.8 million and 3.9 million time-vested stock options, respectively, comprising all of the time-vested stock options, were excluded from the computation of diluted weighted average common shares outstanding based on application of the treasury stock method.

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
Segment information is identified and prepared on the same basis that the CEO, the Company’s Chief Operating Decision Maker (“CODM”), evaluates financial results, allocates resources, and makes key operating decisions. The Company’s operating segments reflect how the CODM allocates resources and assesses performance based on geography and line of business.
The primary financial measures used by the CODM to evaluate the performance of its operating segments are net revenues and segment Adjusted EBITDA. Beginning in the first quarter of fiscal 2026, the Company updated its segment profitability measure from segment Adjusted EBIT to segment Adjusted EBITDA to align with how the CODM evaluates performance. For all of the segments, the CODM uses segment Adjusted EBITDA to monitor and evaluate operating performance and to provide a consistent benchmark for comparison across reporting periods. This measure is prepared on a non-GAAP basis and, as such, the expense captions underlying it are designated as “adjusted.” The adjustments made are explained in the footnotes to the table that follows, which presents the reconciliation of Loss before income taxes to Adjusted EBITDA.
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

The reportable segment results are as follows:

	Quarter Ended		Three Quarters Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
U.S.(1)
Net revenues	$160,876	$216,187	$555,106	$682,830
Less:
Product and distribution costs, adjusted	39,855	53,574	136,127	168,160
Operating expenses, adjusted	88,550	126,175	305,036	400,921
Selling, general and administrative expense, adjusted	12,854	16,622	42,238	52,826
Marketing expenses, adjusted	5,344	7,343	17,188	21,585
Other segment items(2)	412	(8,537)	1,355	(7,513)
Total U.S. Adjusted EBITDA	$13,861	$21,010	$53,162	$46,851

International(1)
Net revenues	$123,476	$140,237	$366,076	$392,627
Less:
Product and distribution costs, adjusted	27,678	32,021	82,535	89,747
Operating expenses, adjusted	59,755	67,961	185,912	197,022
Selling, general and administrative expense, adjusted	12,992	13,100	39,644	38,877
Marketing expenses, adjusted	2,847	4,284	9,329	10,162
Other segment items(2)	110	(286)	(92)	544
Total International Adjusted EBITDA	$20,094	$23,157	$48,748	$56,275

Market Development(1)
Net revenues	$44,406	$18,874	$105,605	$54,792
Less:
Product and distribution costs, adjusted	18,612	5,746	41,780	16,403
Selling, general and administrative expense, adjusted	2,821	756	5,560	3,192
Other segment items(2)	4,505	378	8,777	3,208
Total Market Development Adjusted EBITDA	$18,468	$11,994	$49,488	$31,989

Total Reportable Segment
Total reportable segment net revenues	$328,758	$375,298	$1,026,787	$1,130,249
Total reportable segment Adjusted EBITDA	$52,423	$56,161	$151,398	$135,115
(1)Refer to Note 3, Acquisitions and Divestitures, for more information on the impact of refranchising.
(2)The U.S. and International segments’ Other segment items consist of pre-opening costs and other expense/(income), net. The Market Development segment’s Other segment items consist of operating expenses, marketing expenses, pre-opening costs, and other expense/(income), net.

The following table presents a reconciliation of Loss before income taxes to Adjusted EBITDA:

	Quarter Ended		Three Quarters Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Loss before income taxes	$(22,176)	$(22,947)	$(65,356)	$(520,590)
Interest expense, net	13,189	16,358	42,188	49,250
Share-based compensation	4,776	774	12,702	8,011
Employer payroll taxes related to share-based compensation	210	26	282	283
Loss on divestiture of Insomnia Cookies	—	—	—	11,501
Goodwill impairment	—	—	—	355,958
Other non-operating expense/(income), net (1)	22	(591)	(398)	(2,161)
Strategic initiatives (2)	4,710	11,858	15,029	37,078
Acquisition and integration expenses (3)	503	—	2,505	(111)
New market penetration expenses (4)	9	208	9	528
Shop closure expenses, net (5)	4,012	502	6,701	36,497
Restructuring and severance expenses (6)	—	522	427	5,469
Gain on sale-leaseback	—	—	—	(6,749)
Gain on refranchising (7)	—	(1,063)	(8,885)	(1,063)
Other (8)	3,276	1,504	6,108	7,658
Amortization of acquisition related intangibles (9)	6,165	7,901	20,129	23,392
Unallocated corporate expenses(10)	17,164	15,564	54,236	50,427
Depreciation expense and amortization of right of use assets	20,563	25,545	65,721	79,737
Reportable segment adjusted EBITDA	$52,423	$56,161	$151,398	$135,115
(1)Primarily foreign translation gains and losses in each period. The three quarters ended September 28, 2025 also consists of equity method income from Insomnia Cookies following the divestiture of a controlling interest in Insomnia Cookies during fiscal 2024 until the sale of our remaining interest in the second quarter of fiscal 2025.
(2)The quarter and three quarters ended September 27, 2026 consist primarily of $1.3 million and $7.6 million, respectively, of costs associated with the evaluation and execution of refranchising certain equity markets as well as $1.6 million and $5.8 million, respectively, in costs associated with the transition to third-party logistics in the U.S.; of that amount $1.1 million and $4.4 million, respectively, is related to non-cash impairments. The quarter and three quarters ended September 28, 2025 consist primarily of $9.9 million and $33.2 million, respectively, of costs associated with preparing for and executing the U.S. national expansion.
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
(6)The quarter and three quarters ended September 27, 2026 consist primarily of costs associated with restructuring the Australia and New Zealand business. The quarter and three quarters ended September 28, 2025 consist primarily of costs associated with restructuring of the U.S. and U.K. businesses.
(7)Includes gains and losses on the deconsolidation of assets and liabilities associated with the refranchising of Krispy Kreme shops.
(8)The quarter and three quarters ended September 27, 2026 consists primarily of $1.6 million and $3.2 million, respectively, of legal fees primarily related to litigation matters, as well as $1.1 million of costs for the quarter and three quarters ended September 27, 2026, associated with the execution of the turnaround plan. Refer to Note 13, Commitments and Contingencies, for more information. The quarter and three quarters ended September 28, 2025 consist primarily of $1.5 million and $6.8 million, respectively, in costs related to remediation of the 2024 Cybersecurity Incident, including fees for cybersecurity experts and other advisors.
(9)Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the Condensed Consolidated Statements of Operations.

(10)Corporate expenses are not included in the CODM’s measure of segment profitability. These amounts are presented as a reconciling item between total reportable segment Adjusted EBITDA and consolidated Adjusted EBITDA. In the quarter and three quarters ended September 27, 2026 corporate expenses consist primarily of $18.6 million and $59.1 million, respectively, and the quarter and three quarters ended September 28, 2025 consist of $17.9 million and $57.6 million, respectively, in selling, general and administrative expenses, which principally comprise payroll and benefits for corporate functions, professional fees, enterprise information technology, and other headquarters costs.

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
The noncontrolling interests were considered redeemable due to the existence of the put options as (i) the noncontrolling joint venture partners could put their shares of W.K.S. Krispy Kreme and KK Canada to the Company, (ii) the put was outside the Company’s control, and (iii) it was probable of becoming redeemable solely based on the passage of time. The put options cannot be separated from the noncontrolling interest and did not require bifurcation from the noncontrolling interest under the guidance in ASC 815.
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
On February 25, 2026, the Company’s joint venture partners in KK Canada notified the Company of their election to exercise their rights to require the Company to redeem all interests held by such noncontrolling interest holders, which required the Company to purchase the additional 43.48% equity interest in KK Canada. The purchase, which was completed in the second quarter of 2026, increased the Company’s ownership from 56.52% to 100%. As a result of the exercise, the Company reclassified its redeemable noncontrolling interest to a liability, which is reflected in Accrued liabilities in the Condensed Consolidated Balance Sheet as of March 29, 2026. The purchase price of $25.1 million for the additional equity interest in KK Canada was paid during the second quarter of 2026.
Changes in the redeemable noncontrolling interests are as follows:

Three Quarters Ended
September 27, 2026
Balance at December 28, 2025	$24,181
Disposal upon refranchising of W.K.S. Krispy Kreme	(4,150)
Accretion to redemption value of KK Canada	5,404
Reclassifications	(25,435)
Balance at September 27, 2026	$—

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
Cautionary Note Regarding Forward-Looking Statements
Certain information included in this Form 10-Q is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, and involves risks, assumptions, and uncertainties that could cause actual results to differ materially from those expressed or implied by forward-looking statements. Forward-looking statements can be identified by use of forward-looking terminology, including terms such as “plan,” “believe,” “may,” “continue,” “could,” “will,” “should,” “would,” “anticipate,” “attempt,” “estimate,” “expect,” “intend,” “objective,” “seek,” “pursue,” “strive,” or the negatives of these words, comparable terminology, or other references to future periods; however, statements may be forward-looking whether or not these terms or their negatives are used. Forward-looking statements are not a representation by us that the future plans, estimates, or expectations contemplated by us will be achieved. Our actual results could differ materially from the forward-looking statements included herein. We consider the assumptions and estimates on which forward-looking statements are based to be reasonable, but they are subject to various risks and uncertainties relating to our operations, financial results, financial conditions, business, prospects, future plans and strategies, projections, liquidity, the economy, and other future conditions. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors could cause our actual results to differ materially from those contained in forward-looking statements including, without limitation: food safety issues, including risks of food-borne illnesses, tampering, contamination, and cross-contamination; impacts from any material failure, inadequacy, or interruption of our information technology systems, including breaches or failures of such systems or other cybersecurity or data security-related incidents; our ability to execute our business strategy, including our turnaround plan and growth through international development with strategic partners and profitable expansion of our fresh delivery and digital channels; our ability to realize the anticipated benefits from past or potential future strategic transactions (including refranchising); failure by our franchisees, sub-franchisees, or third-party service providers to operate effectively and in compliance with our standards and applicable law; any harm to our reputation or brand image; negative impacts on our business due to changes in consumer spending habits, consumer preferences, or demographic trends; our ability to open new and maintain existing shops and points of access both domestically and internationally; disruptions to our and our franchisees’ supply chain, including the loss of or failure to perform by single-source or limited suppliers, vendors, distributors, or manufacturers; our significant indebtedness and our ability to meet the financial and other covenants under our credit facilities; changes in the cost of raw materials and fuel or other commodities, including due to import and export requirements (including tariffs), inflation, fluctuations in foreign exchange rates, or heightened geopolitical tensions (including the recent Iran conflict); our ability to recruit and retain key personnel; failure to develop or maintain effective internal control over financial reporting or disclosure controls and procedures; adverse regulatory actions or publicity concerning food or occupational safety, food quality, health, and other issues or regulatory investigations, enforcement actions, or material litigation; and other risks and uncertainties described under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K, filed by us with the SEC and in other filings we make from time to time with the SEC. These forward-looking statements are made only as of the date of this document, and we undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events, or otherwise, except as may be required by law.

Overview
We believe Krispy Kreme is one of the most beloved and well-known sweet treat brands in the world. Krispy Kreme operates in more than 40 countries through its unique network of shops (“Doughnut Shops”), partnerships with leading retailers, and growing digital business. Our purpose is to touch and enhance lives through the joy that is Krispy Kreme. We are an omni-channel business that focuses on fresh, high-quality doughnuts with 15,889 points of access globally as of the end of the third quarter of fiscal 2026. We refer to the points of access where consumers can purchase our doughnuts as our “Global Points of Access” or, when referring to points of access in a particular region or segment, “Points of Access.” We sell doughnuts to consumers through three main channels: (1) Hot Light Theater Shops and Fresh Shops, (2) fresh delivery, and (3) digital.
The following table presents a summary of our financial results for the periods presented:

	Quarter Ended			Three Quarters Ended
(in thousands, except percentages)	September 27, 2026	September 28, 2025	% Change	September 27, 2026	September 28, 2025	% Change
Net Revenues (1)	$328,758	$375,298	(12.4)%	$1,026,787	$1,130,249	(9.2)%
Net Loss	(13,315)	(20,131)	33.9%	(55,819)	(494,654)	88.7%
Net Loss Attributable to Krispy Kreme, Inc.	(13,358)	(19,444)	31.3%	(56,453)	(487,988)	88.4%
Adjusted Net Income/(Loss), Diluted (2)	9,902	1,428	593.4%	(3,233)	(32,714)	(90.1)%
Adjusted EBITDA (2)	$35,259	$40,597	-13.1%	97,162	84,688	14.7%
(1)Organic revenue decline was 0.1% and 1.0%, respectively, in the quarter and three quarters ended September 27, 2026. Refer to “Results of Operations” below for more information on and the calculation of organic revenue growth/(decline).
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

Significant Events and Transactions
Turnaround Plan
The Company’s comprehensive turnaround plan, announced in August 2025, is designed to deleverage the balance sheet and deliver sustainable, profitable growth. The four components of the plan and certain progress made on each component are as follows:
•Refranchising: Improve financial flexibility through pursuit of opportunities to refranchise certain international equity markets. In the first three quarters of fiscal 2026, we restructured our consolidated subsidiary in the western U.S., W.K.S. Krispy Kreme, to a minority ownership interest and completed the sale of our operations in Japan. We continue to evaluate additional refranchising opportunities and remain focused on identifying the right partners both in international markets and the U.S. to maximize value and position the Company for long-term growth.
•Improving return on invested capital: Reduce capital intensity by using existing assets and focusing on franchise development. During the first three quarters of fiscal 2026, capital expenditures decreased by $52.2 million when compared to the first three quarters of fiscal 2025, and we expect to continue to reduce capital investment in fiscal 2026 compared to fiscal 2025. We are also making selective, capital-light investments in geographies which currently have limited access to our products or where we have insufficient production to meet demand. This includes expansion into new international franchise markets. We entered into agreements for three new markets, the Netherlands, Estonia, and Mauritius, during the first three quarters of fiscal 2026. In the first three quarters of fiscal 2026, 98 shops have been opened, nearly all franchised, and we remain on track to open at least 100 new shops in 2026.
•Expanding profit margins: Expand profit margins through greater operational efficiency. During the first three quarters of fiscal 2026, we continued our focus in the U.S. on making doughnuts more efficiently through enhancing production planning, streamlining Hub operations, and improving labor productivity. In addition, we continued our focus on delivering fresh doughnuts more efficiently through improved route management, improved demand planning, optimization of production and delivery schedules, and outsourced U.S. logistics to third-party logistics (“3PL”) carriers which we completed in the second quarter of fiscal 2026.
•Driving sustainable, profitable growth: Pursue U.S. growth based upon sustainable and profitable revenue streams. During the first three quarters of fiscal 2026, the number of fresh delivery doors, inclusive of both Company- and franchise-operated locations, increased 526 doors in the U.S.

Digital, Brand, and Innovation
We continue to prioritize expanding our digital channel sales, which grew in the first three quarters of fiscal 2026 compared to the first three quarters of fiscal 2025. We believe growth in our digital channel is primarily due to improvements in our branded digital platform as well as increasing product availability through third-party digital channels, including delivery apps and our customers’ digital platforms. Innovation is also a significant driver of frequency as we create promotions and products that attract media outlets to our brand across our Global Points of Access. Additionally, we deliver new product experiences that align with seasonal and trending consumer and societal interests and create positive connections through simple, frequent, brand-focused offerings that encourage shared experiences. During the third quarter of fiscal 2026, we delivered the joy that is Krispy Kreme by spotlighting our core offerings such as the Original Glazed doughnut, supplemented by specialty doughnut offerings and seasonal activations, including Pokémon, Girl Scout Cookie Inspired doughnuts, Pumpkin Spice Original Glazed, Apple Cider Original Glazed and many others around the world.
Termination of the Business Relationship Agreement with McDonald’s USA
On June 24, 2025, we and McDonald’s USA announced that our companies jointly decided to terminate the Business Relationship Agreement effective July 2, 2025, resulting in the reduction of approximately 2,400 fresh delivery doors in the third quarter of fiscal 2025. We worked to quickly remove costs related to the McDonald’s USA partnership. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q (the “Condensed Consolidated Financial Statements”) for further information.
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

In addition to the above, conflicts involving Iran, and in the Middle East more broadly, have contributed to increased global economic instability and increases in fuel and other commodity prices, exacerbating inflationary pressures. These developments could impact our business by way of supply chain disruptions and increasing transportation costs, contributing to higher costs of materials and logistics across our global supply chain. We are monitoring developments with respect to the ongoing military conflict with Iran including the impact on global commodity prices and potential logistics disruptions. We may experience increases in transportation costs or delays in the shipment or delivery of our products.
We may be unable to fully offset any such increases by adjusting the pricing of our products. Any of these factors could adversely affect our business, financial condition, and results of operations.

Revision of Financial Statements
As discussed in Note 2, Revision of Financial Statements, to the Condensed Consolidated Financial Statements, the Company identified and corrected an error in the classification of its redeemable noncontrolling interests. Management determined the error did not materially misstate previously issued financial statements and would be appropriate to correct.
The Company has revised previously issued financial information included in this Form 10-Q. The revisions do not affect the Company’s previously reported operating results, cash flows, or financial condition apart from the reclassification within the equity section of the balance sheet and the required redemption value accretion recognized throughout fiscal 2025.

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
Throughout this Form 10-Q, we utilize “Global Points of Access” as a key performance indicator. Global Points of Access reflect all locations at which fresh doughnuts can be purchased. We define Global Points of Access to include all Hot Light Theater Shops, Fresh Shops, Carts and Food Trucks, fresh delivery doors, and other points at which fresh doughnuts can be purchased at both Company-owned and franchise locations as of the end of the applicable reporting period. We monitor Global Points of Access as a metric that informs the growth of our omni-channel presence over time and believe this metric is useful to investors to understand our footprint in each of our segments and by asset type.
The following table presents our Global Points of Access, by segment and type, as of the end of the third quarter of fiscal 2026, the third quarter of fiscal 2025, and fiscal 2025, respectively:

	Global Points of Access
	Quarter Ended		Fiscal Year Ended
	September 27, 2026	September 28, 2025	December 28, 2025
U.S.:(1)
Hot Light Theater Shops	176	235	235
Fresh Shops	46	69	68
Fresh Delivery Doors	6,240	6,971	7,160
Total	6,462	7,275	7,463
International:(1)
Hot Light Theater Shops	47	52	52
Fresh Shops	449	524	527
Carts, Food Trucks, and Other(2)	18	17	18
Fresh Delivery Doors	3,983	4,292	4,225
Total	4,497	4,885	4,822
Market Development:(1)
Hot Light Theater Shops	176	111	113
Fresh Shops	1,304	1,125	1,130
Carts, Food Trucks, and Other(2)	31	31	29
Fresh Delivery Doors	3,419	1,424	1,637
Total	4,930	2,691	2,909
Total Global Points of Access (as defined)	15,889	14,851	15,194
Total Hot Light Theater Shops	399	398	400
Total Fresh Shops	1,799	1,718	1,725
Total Shops	2,198	2,116	2,125
Total Carts, Food Trucks, and Other	49	48	47
Total Fresh Delivery Doors	13,642	12,687	13,022
Total Global Points of Access (as defined)	15,889	14,851	15,194
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

As of September 27, 2026, we had 15,889 Global Points of Access, with 2,198 Krispy Kreme branded shops, 49 Carts and Food Trucks, and 13,642 fresh delivery doors. During the third quarter of fiscal 2026, we added a net 32 additional Krispy Kreme branded Doughnut Shops globally, in countries such as Spain, Brazil, and India, among others. The increase to the total Global Points of Access compared to the end of the third quarter of fiscal 2025 primarily relates to fresh delivery door expansion across both existing and new markets.
We also utilize “Hubs” as a key performance indicator. We have an omni-channel strategy to reach more consumers where they are and drive sustainable, profitable growth, and this strategy is supported by a capital-efficient Hub and Spoke distribution model that provides a route to market and powers profitability. Our Hot Light Theater Shops and Doughnut Factories serve as centralized production facilities (“Hubs”). From these Hubs, we deliver doughnuts to our Fresh Shops, Carts and Food Trucks, and fresh delivery doors (“Spokes”) primarily through an integrated network of delivery routes, designed to ensure quality and freshness. In the U.S. segment, the decrease to the total number of Hubs as of the end of the third quarter of fiscal 2026 compared to the end of the third quarter of fiscal 2025 primarily relates to the impact of refranchising and the optimization of our production network in the U.S.
The following table presents our Hubs, by segment and type, as of the end of the third quarter of fiscal 2026, the third quarter of fiscal 2025, and fiscal 2025, respectively:

	Hubs
	Quarter Ended		Fiscal Year Ended
	September 27, 2026	September 28, 2025	December 28, 2025
U.S.:(1)
Hot Light Theater Shops(2)	145	223	223
Doughnut Factories	6	6	6
Total	151	229	229
Hubs with Spokes	98	157	159
Hubs without Spokes	53	72	70
International:(1)
Hot Light Theater Shops(2)	41	43	43
Doughnut Factories	11	14	14
Total	52	57	57
Hubs with Spokes	52	57	57
Market Development:(1)
Hot Light Theater Shops(2)	170	109	111
Doughnut Factories	30	26	26
Total	200	135	137
Total Hubs(3)	403	421	423
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

Adjusted EBITDA, Adjusted Net Income/(Loss), Diluted, and Adjusted EPS
We define “Adjusted EBITDA” as earnings before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for share-based compensation, certain strategic initiatives, acquisition and integration expenses, and certain other non-recurring, infrequent, or non-core income and expense items. Adjusted EBITDA, both on a consolidated basis and at the segment level, is a principal metric that management uses to monitor and evaluate operating performance and provides a consistent benchmark for comparison across reporting periods. “Adjusted EBITDA margin” reflects Adjusted EBITDA as a percentage of net revenues.
We define “Adjusted net Income/(loss), diluted” as net loss attributable to common shareholders, adjusted for share-based compensation, certain strategic initiatives, acquisition and integration expenses, amortization of acquisition-related intangibles, the tax impact of adjustments, and certain other non-recurring, infrequent, or non-core income and expense items. “Adjusted EPS” is Adjusted net income/(loss), diluted converted to a per share amount.
Adjusted EBITDA, Adjusted net income/(loss), diluted, and Adjusted EPS have certain limitations, including adjustments for income and expense items that are required by GAAP. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as share-based compensation. Our presentation of these non-GAAP measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using these non-GAAP measures supplementally.
The following tables present a reconciliation of Net loss to Adjusted EBITDA, and Net loss to Adjusted net income/(loss), diluted and Adjusted EPS for the periods presented:

	Quarter Ended		Three Quarters Ended
(in thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net loss	$(13,315)	$(20,131)	$(55,819)	$(494,654)
Interest expense, net	13,189	16,358	42,188	49,250
Income tax benefit	(8,861)	(2,816)	(9,537)	(25,936)
Share-based compensation	4,776	774	12,702	8,011
Employer payroll taxes related to share-based compensation	210	26	282	283
Loss on divestiture of Insomnia Cookies	—	—	—	11,501
Goodwill impairment	—	—	—	355,958
Other non-operating expense/(income), net(1)	22	(591)	(398)	(2,161)
Strategic initiatives(2)	4,710	11,858	15,029	37,078
Acquisition and integration expenses(3)	503	—	2,505	(111)
New market penetration expenses(4)	9	208	9	528
Shop closure expenses, net(5)	4,012	502	6,701	36,497
Restructuring and severance expenses(6)	—	522	427	5,469
Gain on sale-leaseback	—	—	—	(6,749)
Gain on refranchising(7)	—	(1,063)	(8,885)	(1,063)
Other(8)	3,276	1,504	6,108	7,658
Amortization of acquisition related intangibles(9)	6,165	7,901	20,129	23,392
Depreciation expense and amortization of right of use assets	20,563	25,545	65,721	79,737
Consolidated Adjusted EBITDA	$35,259	$40,597	$97,162	$84,688

	Quarter Ended		Three Quarters Ended
(in thousands, except per share amounts)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net loss	$(13,315)	$(20,131)	$(55,819)	$(494,654)
Share-based compensation	4,776	774	12,702	8,011
Employer payroll taxes related to share-based compensation	210	26	282	283
Loss on divestiture of Insomnia Cookies	—	—	—	11,501
Goodwill impairment	—	—	—	355,958
Other non-operating expense/(income), net (1)	22	(591)	(398)	(2,161)
Strategic initiatives (2)	4,710	11,858	15,029	37,078
Acquisition and integration expenses (3)	503	—	2,505	(111)
New market penetration expenses (4)	9	208	9	528
Shop closure expenses, net (5)	4,012	502	6,701	36,497
Restructuring and severance expenses (6)	—	522	427	5,469
Gain on sale-leaseback	—	—	—	(6,749)
Gain on refranchising (7)	—	(1,063)	(8,885)	(1,063)
Other (8)	3,276	1,504	6,108	7,658
Amortization of acquisition related intangibles (9)	6,165	7,901	20,129	23,392
Tax impact of adjustments (10)	8,776	(763)	8,612	(21,014)
Tax specific adjustments (11)	(9,199)	—	(10,001)	—
Net (income)/loss attributable to noncontrolling interest	(43)	687	(634)	6,666
Adjusted net income/(loss) attributable to common shareholders - Basic	$9,902	$1,434	$(3,233)	$(32,711)
Additional income attributed to noncontrolling interest due to subsidiary potential common shares	—	(6)	—	(3)
Adjusted net income/(loss) attributable to common shareholders - Diluted	$9,902	$1,428	$(3,233)	$(32,714)
Basic weighted average common shares outstanding	173,478	171,164	172,692	170,752
Dilutive effect of outstanding common stock options, RSUs, and PSUs	2,763	1,402	—	—
Diluted weighted average common shares outstanding	176,241	172,566	172,692	170,752
Adjusted net income/(loss) per share attributable to common shareholders:
Basic	$0.06	$0.01	$(0.02)	$(0.19)
Diluted	$0.06	$0.01	$(0.02)	$(0.19)
(1)Primarily foreign translation gains and losses in each period. The three quarters ended September 28, 2025 also include equity method income from Insomnia Cookies following the divestiture of a controlling interest in Insomnia Cookies during fiscal 2024 until the sale of our remaining interest in the second quarter of fiscal 2025.
(2)The quarter and three quarters ended September 27, 2026 consist primarily of $1.3 million and $7.6 million, respectively, of costs associated with the evaluation and execution of refranchising certain equity markets as well as $1.6 million and $5.8 million, respectively, in costs associated with the transition to third-party logistics in the U.S.; of that amount $1.1 million and $4.4 million, respectively, is related to non-cash impairments. The quarter and three quarters ended September 28, 2025 consist primarily of $9.9 million and $33.2 million, respectively, of costs associated with preparing for and executing the U.S. national expansion.
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
(6)The quarter and three quarters ended September 27, 2026 consist primarily of costs associated with restructuring the Australia and New Zealand business. The quarter and three quarters ended September 28, 2025 consist primarily of costs associated with restructuring of the U.S. and U.K. businesses.

(7)Includes gains and losses on the deconsolidation of assets and liabilities associated with the refranchising of Krispy Kreme shops.
(8)The quarter and three quarters ended September 27, 2026 consist primarily of $1.6 million and $3.2 million, respectively, of legal fees primarily related to litigation matters, as well as $1.1 million of costs for the quarter and three quarters ended September 27, 2026, associated with the execution of the turnaround plan. Refer to Note 13, Commitments and Contingencies, for more information. The quarter and three quarters ended September 28, 2025 consists primarily of $1.5 million and $6.8 million, respectively, in costs related to remediation of the 2024 Cybersecurity Incident, including fees for cybersecurity experts and other advisors.
(9)Consists of amortization related to acquired intangible assets as reflected within depreciation and amortization in the Condensed Consolidated Statements of Operations.
(10)Tax impact of adjustments calculated applying the applicable statutory rates. The quarter and three quarters ended September 27, 2026 and September 28, 2025 also include the impact of disallowed executive compensation expense.
(11)Consists primarily of the settlement of previously unrecognized tax benefits, unrelated to ongoing operations of $9.2 million and $10.0 million for the quarter and three quarters ended September 27, 2026, respectively.

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
Sales per Hub was as follows for each of the periods below:

	Trailing Four Quarters Ended	Fiscal Year Ended
(in thousands, unless otherwise stated)	September 27, 2026	December 28, 2025	December 29, 2024
U.S.:
Revenues	$785,326	$913,050	$1,058,736
Non-Fresh Revenues (1)	(2,445)	(2,454)	(3,161)
Fresh Revenues from Insomnia Cookies and Hubs without Spokes (2)	(129,346)	(154,151)	(307,665)
Fresh Revenues from Hubs with Spokes	653,535	756,445	747,910
Sales per Hub (millions) (3)	5.3	4.7	4.9

International:
Fresh Revenues from Hubs with Spokes (4)	$508,539	$535,088	$519,102
Sales per Hub (millions) (5)	9.4	9.7	9.9
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
In our International segment, where the Hub and Spoke model originated, we had Sales per Hub of $9.4 million during the trailing four quarters ended September 27, 2026, down from the $9.7 million generated in the full fiscal year 2025 and the $9.9 million generated in the full fiscal year 2024. The decrease is mainly attributable to the Japan refranchising, coupled with a decline in sales from the U.K. and Australia. The International segment illustrates the benefits of leveraging our Hub and Spoke model as the most efficient way to grow the business, as shown by the relatively stable Sales per Hub and higher Adjusted EBITDA margins despite elevated commodity costs and macroeconomic conditions. In the U.S. segment, we had Sales per Hub of $5.3 million during the trailing four quarters ended September 27, 2026, up from the $4.7 million generated in the full fiscal year 2025 and the $4.9 million generated in the full fiscal year 2024. In the U.S. we continue our efforts to increase the number of quality Spokes served by our Hubs. During fiscal 2025, we identified and exited underperforming Spokes in connection with our turnaround plan. We expect to increase the number of quality Spokes through growth with fresh delivery customers across the U.S. coupled with a continued focus on identifying and addressing underperforming fresh delivery doors.
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

In the quarter and three quarters ended September 27, 2026, we generated Systemwide Sales of $490.2 million and $1,473.2 million, respectively.

Results of Operations
The following comparisons are historical results and are not indicative of future results, which could differ materially from the historical financial information presented.
Quarter ended September 27, 2026 compared to the Quarter ended September 28, 2025
The following table presents our unaudited condensed consolidated results of operations for the quarter ended September 27, 2026 and the quarter ended September 28, 2025:

	Quarter Ended
	September 27, 2026		September 28, 2025		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$313,618	95.4%	$365,701	97.4%	$(52,083)	(14.2)%
Royalties and other revenues	15,140	4.6%	9,597	2.6%	5,543	57.8%
Total net revenues	328,758	100.0%	375,298	100.0%	(46,540)	(12.4)%
Product and distribution costs	85,806	26.1%	96,214	25.6%	(10,408)	(10.8)%
Operating expenses	151,225	46.0%	195,939	52.2%	(44,714)	(22.8)%
Selling, general and administrative expense	54,628	16.6%	49,393	13.2%	5,235	10.6%
Marketing expenses	10,346	3.1%	11,796	3.1%	(1,450)	(12.3)%
Pre-opening costs	5	—%	666	0.2%	(661)	(99.2)%
Goodwill and other asset impairments	6,409	1.9%	4,805	1.3%	1,604	33.4%
Other expense/(income), net	2,576	0.8%	(9,781)	(2.6)%	12,357	126.3%
Depreciation and amortization expense	26,728	8.1%	33,446	8.9%	(6,718)	(20.1)%
Operating loss	(8,965)	(2.7)%	(7,180)	(1.9)%	(1,785)	(24.9)%
Interest expense, net	13,189	4.0%	16,358	4.4%	(3,169)	(19.4)%
Other non-operating expense/(income), net	22	—%	(591)	(0.2)%	613	103.7%
Loss before income taxes	(22,176)	(6.7)%	(22,947)	(6.1)%	771	3.4%
Income tax benefit	(8,861)	(2.7)%	(2,816)	(0.8)%	(6,045)	(214.7)%
Net loss	(13,315)	(4.1)%	(20,131)	(5.4)%	6,816	33.9%
Net income/(loss) attributable to noncontrolling interest	43	—%	(687)	(0.2)%	730	106.3%
Net loss attributable to Krispy Kreme, Inc.	$(13,358)	(4.1)%	$(19,444)	(5.2)%	$6,086	31.3%

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the quarter ended September 27, 2026 compared to the quarter ended September 28, 2025:

(in thousands, except percentages)	U.S.	International	Market Development	Total Company
Total net revenues in third quarter of fiscal 2026	$160,876	$123,476	$44,406	$328,758
Total net revenues in third quarter of fiscal 2025	216,187	140,237	18,874	375,298
Total Net Revenues (Decline)/Growth	(55,311)	(16,761)	25,532	(46,540)
Total Net Revenues (Decline)/Growth %	(25.6)%	(12.0)%	135.3%	(12.4)%
Less: Impact of refranchising	(56,698)	(14,761)	17,623	(53,836)
Adjusted net revenues in third quarter of fiscal 2025	159,489	125,476	36,497	321,462
Adjusted net revenue (decline)/growth	1,387	(2,000)	7,909	7,296
Adjusted Net Revenue (Decline)/Growth %	0.9%	(1.6)%	21.7%	2.3%
Impact of acquisitions	—	—	(2,855)	(2,855)
Impact of foreign currency translation	—	(4,737)	45	(4,692)
Organic Revenue (Decline)/Growth	$1,387	$(6,737)	$5,099	$(251)
Organic Revenue (Decline)/Growth %	0.9%	(5.4)%	14.0%	(0.1)%
Total net revenue declined $46.5 million, or 12.4%, from the third quarter of fiscal 2025 to the third quarter of fiscal 2026, primarily due to the $53.8 million reduction associated with refranchising efforts taken in the U.S. and International segments. The results of refranchised businesses are reported within the U.S. or International segments, as applicable, prior to the respective dates of divestiture, and are reported within the Market Development segment, following the respective dates of divestiture. Organic revenue decreased by 0.1%, primarily driven by a decline in the International segment, mostly offset by growth in the Market Development and U.S. segments.
Our U.S. segment net revenue declined $55.3 million, or 25.6%, from the third quarter of fiscal 2025 to the third quarter of fiscal 2026, primarily due to the $56.7 million reduction associated with the WKS refranchising. U.S. organic revenue increased by 0.9%, driven by growth in fresh delivery and digital.
Our International segment net revenue declined $16.8 million, or 12.0%, from the third quarter of fiscal 2025 to the third quarter of fiscal 2026, due primarily to the impacts of the refranchising of Japan, partially offset by foreign currency translation impacts of $4.7 million. International organic revenue decreased by 5.4%, driven primarily by declines in the U.K., partially offset an increase in Canada.
Our Market Development segment net revenue increased $25.5 million, or 135.3%, from the third quarter of fiscal 2025 to the third quarter of fiscal 2026, primarily due to the $17.6 million benefit from refranchisings in the first quarter of fiscal 2026. Market Development organic revenue increased by 14.0%, primarily due to an increase in royalty revenues primarily from the U.S., Middle East, Japan and Brazil.
Operating expenses: Operating expenses decreased $44.7 million, or 22.8%, from the third quarter of fiscal 2025 to the third quarter of fiscal 2026, driven mainly by a decrease of $25.5 million in shop labor expenses related to the lower staffing levels and reduced labor requirements in connection with our turnaround plan, coupled with an $8.5 million decrease in costs associated with the transition to third-party logistics, $5.6 million in costs associated with the refranchising transactions completed in the first quarter of fiscal 2026, with the remaining decrease attributable to operating efficiencies. Operating expenses as a percentage of revenue decreased by 620 basis points, from 52.2% in the third quarter of fiscal 2025 to 46.0% in the third quarter of fiscal 2026, primarily due to increased operational efficiencies as we continue to deliver on our turnaround plan.
Selling, general and administrative expense: Selling, general and administrative (“SG&A”) expense increased $5.2 million, or 10.6%, from the third quarter of fiscal 2025 to the third quarter of fiscal 2026, driven primarily by a $4.0 million increase in share-based compensation expense coupled with a $2.6 million increase in employee costs, partially offset by a $1.4 million decrease in marketing fees. SG&A as a percentage of revenue, increased by 340 basis points, from 13.2% in the third quarter of fiscal 2025 to 16.6% in the third quarter of fiscal 2026.

Other expense/(income), net: Other expense/(income), net increased $12.4 million, or 126.3%, from the third quarter of fiscal 2025 to the third quarter of fiscal 2026, primarily driven by $9.3 million of business interruption insurance recoveries in the third quarter of fiscal 2025 related to the 2024 Cybersecurity Incident. Other expense/(income), net of $2.6 million in the third quarter of fiscal 2026 primarily reflected approximately $1.5 million of other non-core operating expenses and approximately $0.5 million of losses on disposal of fixed assets. Other expense/(income), net of $(9.8) million in the third quarter of fiscal 2025 was primarily related to the cybersecurity recovery referred to above. As a percentage of revenue, other expense/(income), net increased 340 basis points, from (2.6)% in the third quarter of fiscal 2025 to 0.8% in the third quarter of fiscal 2026.
Depreciation and amortization expense: Depreciation and amortization expense decreased $6.7 million, or 20.1%, from the third quarter of fiscal 2025 to the third quarter of fiscal 2026, primarily driven by lower finance lease amortization expense and fixed asset impairments taken in the third quarter of fiscal 2026. As a percentage of revenue, Depreciation and amortization expense decreased 80 basis points, from 8.9% in the third quarter of fiscal 2025 to 8.1% in the third quarter of fiscal 2026.
Interest expense, net: Interest expense, net decreased $3.2 million, or 19.4%, from the third quarter of fiscal 2025 to the third quarter of fiscal 2026, primarily driven by a lower average debt balance.
Income tax benefit: Income tax benefit was $8.9 million in the third quarter of fiscal 2026, while income tax benefit was $2.8 million in the third quarter of fiscal 2025. The variance was primarily driven by the tax effects of the mix of income and taxes attributable to foreign jurisdictions, and the release of previously accrued uncertain tax benefits.
Results of Operations by Segment – Quarter ended September 27, 2026 compared to the Quarter ended September 28, 2025
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Quarter Ended		Change
(in thousands, except percentages)	September 27, 2026	September 28, 2025	$	%
Adjusted EBITDA
U.S.	$13,861	$21,010	$(7,149)	(34.0)%
International	20,094	23,157	(3,063)	(13.2)%
Market Development	18,468	11,994	6,474	54.0%
Corporate	(17,164)	(15,564)	(1,600)	(10.3)%
Total Adjusted EBITDA (1)	$35,259	$40,597	$(5,338)	(13.1)%
(1)    Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net loss.

U.S. segment Adjusted EBITDA decreased $7.1 million, or 34.0%, with margin decline of 110 basis points to 8.6% in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025, primarily driven by the $9.3 million cybersecurity insurance recovery in the prior year third period and refranchising transactions completed in the first quarter of fiscal 2026. Excluding the $9.3 million of business interruption insurance recovery in the year ago period, U.S. Adjusted EBITDA increased $2.2 million, driven by increased profitability associated with our turnaround plan.
International segment Adjusted EBITDA decreased $3.1 million, or 13.2%, primarily due to refranchising of the Japan business. The margin decline of 20 basis points to 16.3% in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 was due to margin declines in Australia-New Zealand and, to a lesser extent, the impact of the Japan refranchising, transaction partially offset by margin improvements in Canada.
Market Development segment Adjusted EBITDA increased $6.5 million, or 54.0%, primarily due to the WKS Refranchising and the Japan refranchising. Adjusted EBITDA margin declined 2,190 basis points to 41.6% in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025, driven by changes in the regional mix of increased lower-margin U.S. franchised sales, associated with the refranchising transactions.

Three Quarters ended September 27, 2026 compared to the Three Quarters ended September 28, 2025
The following table presents our unaudited condensed consolidated results of operations for the three quarters ended September 27, 2026 and the three quarters ended September 28, 2025:

	Three Quarters Ended
	September 27, 2026		September 28, 2025		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Net revenues
Product sales	$986,730	96.1%	$1,103,557	97.6%	$(116,827)	(10.6)%
Royalties and other revenues	40,057	3.9%	26,692	2.4%	13,365	50.1%
Total net revenues	1,026,787	100.0%	1,130,249	100.0%	(103,462)	(9.2)%
Product and distribution costs	260,173	25.3%	279,577	24.7%	(19,404)	(6.9)%
Operating expenses	498,200	48.5%	605,494	53.6%	(107,294)	(17.7)%
Selling, general and administrative expense	166,356	16.2%	171,718	15.2%	(5,362)	(3.1)%
Marketing expenses	31,551	3.1%	34,220	3.0%	(2,669)	(7.8)%
Pre-opening costs	199	—%	3,066	0.3%	(2,867)	(93.5)%
Goodwill and other asset impairments	12,535	1.2%	411,899	36.4%	(399,364)	(97.0)%
Gain on refranchising, net	(8,885)	(0.9)%	—	—%	(8,885)	—%
Other expense/(income), net	4,374	0.4%	(16,854)	(1.5)%	21,228	126.0%
Depreciation and amortization expense	85,850	8.4%	103,129	9.1%	(17,279)	(16.8)%
Operating loss	(23,566)	(2.3)%	(462,000)	(40.9)%	438,434	94.9%
Interest expense, net	42,188	4.1%	49,250	4.4%	(7,062)	(14.3)%
Loss on divestiture of Insomnia Cookies	—	—%	11,501	1.0%	(11,501)	(100.0)%
Other non-operating expense/(income), net	(398)	—%	(2,161)	(0.2)%	1,763	81.6%
Loss before income taxes	(65,356)	(6.4)%	(520,590)	(46.1)%	455,234	87.4%
Income tax benefit	(9,537)	(0.9)%	(25,936)	(2.3)%	16,399	63.2%
Net loss	(55,819)	(5.4)%	(494,654)	(43.8)%	438,835	88.7%
Net income/(loss) attributable to noncontrolling interest	634	0.1%	(6,666)	(0.6)%	7,300	109.5%
Net loss attributable to Krispy Kreme, Inc.	$(56,453)	(5.5)%	$(487,988)	(43.2)%	$431,535	88.4%

The following table presents a further breakdown of total net revenue and organic revenue growth by segment for the three quarters ended September 27, 2026 compared to the three quarters ended September 28, 2025:

(in thousands, except percentages)	U.S.	International	Market Development	Total Company
Total net revenues in first three quarters of fiscal 2026	$555,106	$366,076	$105,605	$1,026,787
Total net revenues in first three quarters of fiscal 2025	682,830	392,627	54,792	1,130,249
Total Net Revenues (Decline)/Growth	(127,724)	(26,551)	50,813	(103,462)
Total Net Revenues (Decline)/Growth %	(18.7)%	(6.8)%	92.7%	(9.2)%
Less: Impact of refranchising	(120,084)	(36,452)	37,741	(118,795)
Adjusted net revenues in first three quarters of fiscal 2025	562,746	356,175	92,533	1,011,454
Adjusted net revenue growth/(decline)	(7,640)	9,901	13,072	15,333
Impact of acquisitions	—	—	(3,894)	(3,894)
Impact of foreign currency translation	—	(22,091)	42	(22,049)
Organic Revenue (Decline)/Growth	$(7,640)	$(12,190)	$9,220	$(10,610)
Organic Revenue (Decline)/Growth %	(1.4)%	(3.4)%	10.0%	(1.0)%
Total net revenue declined $103.5 million, or 9.2%, from the first three quarters of fiscal 2025 to the first three quarters of fiscal 2026, primarily due to the $118.8 million reduction associated with refranchising efforts taken in the U.S. and International segments, partially offset by an increase in royalty revenue. Organic revenue declined $10.6 million, or 1.0%, primarily driven by lower Doughnut Shop transaction volume impacted by consumer softness in a challenging macroeconomic environment.
Our U.S. segment net revenue declined $127.7 million, or 18.7%, from the first three quarters of fiscal 2025 to the first three quarters of fiscal 2026, primarily due to the refranchising efforts in fiscal 2026. U.S. organic revenue declined $7.6 million, or 1.4%, primarily driven by lower Doughnut Shop transaction volume impacted by consumer softness in a challenging macroeconomic environment. The organic revenue decline was also driven by Points of Access decline of 813, or 11.2%, impacted by the strategic closure of underperforming fresh delivery doors.
Our International segment net revenue declined $26.6 million, or 6.8%, from the first three quarters of fiscal 2025 to the first three quarters of fiscal 2026, driven by the $36.5 million impact of the Japan refranchising transaction in fiscal 2026. International organic revenue declined $12.2 million, or 3.4%, driven primarily by declines in the U.K, Australia-New Zealand and Mexico.
Our Market Development segment net revenue increased $50.8 million, or 92.7%, from the first three quarters of fiscal 2025 to the first three quarters of fiscal 2026, primarily due to the $37.7 million impact of refranchising transactions in fiscal 2026. Market Development organic revenue increased $9.2 million, or 10.0%, primarily driven by an increase in royalty revenues.
Operating expenses: Operating expenses decreased $107.3 million, or 17.7%, from the first three quarters of fiscal 2025 to the first three quarters of fiscal 2026, driven mainly by a decrease of $63.8 million in shop labor expenses related to the lower staffing levels and reduced labor requirements in connection with our turnaround plan, coupled with a $17.7 million decrease in costs associated with the transition to third-party logistics, $12.0 million in costs associated with the refranchising transactions completed in the first quarter of fiscal 2026, with the remaining decrease of $13.9 million attributable to operational efficiencies. Operating expenses as a percentage of revenue decreased 510 basis points, from 53.6% in the first three quarters of fiscal 2025 to 48.5% in the first three quarters of fiscal 2026, primarily due to operational efficiencies associated with our turnaround plan.
Selling, general and administrative expense: SG&A expense decreased $5.4 million, or 3.1%, from the first three quarters of fiscal 2025 to the first three quarters of fiscal 2026, driven mainly by a $6.9 million reduction in legal professional fees, coupled with a $1.1 million reduction in insurance costs, partially offset by an increase in bad debt expense of $2.7 million. As a percentage of revenue, SG&A expense increased 100 basis points, from 15.2% in the first three quarters of fiscal 2025 to 16.2% in the first three quarters of fiscal 2026.

Goodwill and other asset impairments: Goodwill and other asset impairments of $12.5 million for the first three quarters of fiscal 2026 consists primarily of truck impairments resulting from the transition to third-party logistics. Goodwill and other asset impairments of $411.9 million in the first three quarters of fiscal 2025, is driven by the $356.0 million non-cash goodwill impairment charge, coupled with a $26.7 million non-cash long-lived asset impairment charge and non-cash lease impairment and termination costs of $29.2 million in the first three quarters of fiscal 2025.
Gain on refranchising, net: In the first quarter of fiscal 2026, the Company completed two refranchising transactions, one each impacting the U.S. and International business segments, resulting in a net gain of $8.9 million. Refer to Note 3, Acquisitions and Divestitures, to the Condensed Consolidated Financial Statements for further information.
Other expense/(income), net: Other expense/(income), net of $4.4 million in the first three quarters of fiscal 2026 primarily reflected approximately $2.0 million of other non-core operating expenses and approximately $2.0 million of losses on disposal of fixed assets. Other expense/(income), net of $(16.9) million in the first three quarters of fiscal 2025 was primarily related to $9.3 million of business interruption insurance recoveries related to the 2024 Cybersecurity Incident and gains on sale-leaseback transactions as described in Note 6, Leases, to the Condensed Consolidated Financial Statements. As a percentage of revenue, other expense/(income), net increased 190 basis points, from (1.5)% in the first three quarters of fiscal 2025 to 0.4% in the first three quarters of fiscal 2026.
Depreciation and amortization expense: Depreciation and amortization expense decreased $17.3 million, or 16.8%, from the first three quarters of fiscal 2025 to the first three quarters of fiscal 2026. As a percentage of revenue, Depreciation and amortization expense decreased 70 basis points, from 9.1% in the first three quarters of fiscal 2025 to 8.4% in the first three quarters of fiscal 2026, primarily driven by lower finance lease amortization expense and fixed asset impairments taken in the second quarter of fiscal 2025 following the termination of the Business Relationship Agreement with McDonald’s USA.
Interest expense, net: Interest expense, net decreased $7.1 million, or 14.3%, from the first three quarters of fiscal 2025 to the first three quarters of fiscal 2026, primarily driven by a lower average debt balance.

Loss on divestiture of Insomnia Cookies: In the first three quarters of fiscal 2025, we sold the remainder of our ownership interest in Insomnia Cookies for cash proceeds and recognized a loss on divestiture of $11.5 million (gross of income taxes) with no comparable activity in the first three quarters of fiscal 2026.
Income tax benefit: Income tax benefit was $9.5 million in the first three quarters of fiscal 2026, while income tax benefit was $25.9 million in the first three quarters of fiscal 2025. The variance was primarily driven by the WKS Refranchising and the refranchising of Japan and an increase in pre-tax results in the first three quarters of fiscal 2026.

Results of Operations by Segment – Three Quarters ended September 27, 2026 compared to the Three Quarters ended September 28, 2025
The following table presents Adjusted EBITDA by segment for the periods indicated:

	Three Quarters Ended		Change
(in thousands, except percentages)	September 27, 2026	September 28, 2025	$	%
U.S.	$53,162	$46,851	$6,311	13.5%
International	48,748	56,275	(7,527)	-13.4%
Market Development	49,488	31,989	17,499	54.7%
Corporate	(54,236)	(50,427)	(3,809)	-7.6%
Total Adjusted EBITDA (1)	$97,162	$84,688	$12,474	14.7%
(1)    Refer to “Key Performance Indicators and Non-GAAP Measures” above for a reconciliation of Adjusted EBITDA to net loss.
U.S. segment Adjusted EBITDA increased $6.3 million, or 13.5%, primarily driven by increased operational efficiencies. The margin increase of 270 basis points to 9.6% in the first three quarters of fiscal 2026 compared to the first three quarters of fiscal 2025 was primarily driven by increased operational efficiencies across operating expenses and SG&A associated with our turnaround plan.
International segment Adjusted EBITDA decreased $7.5 million, or 13.4%, with margin decline of 100 basis points to 13.3% in the first three quarters of fiscal 2026 compared to the first three quarters of fiscal 2025, due primarily to our Japan refranchising.
Market Development segment Adjusted EBITDA increased $17.5 million, or 54.7%, impacted by refranchising transactions in fiscal 2026. The margin decrease of 1,150 basis points to 46.9% in the first three quarters of fiscal 2026 compared to the first three quarters of fiscal 2025 was driven mainly by changes in the regional mix of increased lower-margin U.S. refranchised sales, associated with the WKS Refranchising and the Japan refranchising.

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
As of September 27, 2026, the principal amount outstanding under our 2023 Facility was $813.9 million. The decrease from the 2023 Facility balance as of December 28, 2025 was primarily driven by proceeds from the refranchising transactions completed in the first quarter of fiscal 2026 which were used to pay down debt. Refer to Note 10, Long-Term Debt, to the Condensed Consolidated Financial Statements for further information.
We had cash and cash equivalents of $30.3 million and $42.4 million as of September 27, 2026 and December 28, 2025, respectively. We believe that our existing cash and cash equivalents and available borrowing capacity under our credit facilities discussed above will be sufficient to fund our operating and capital needs for at least the next twelve months. Our assessment of the period of time through which our financial resources will be adequate to support our operations could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the growth of our presence in new markets, and the expansion of our omni-channel model in existing markets. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.
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

	Three Quarters Ended
(in thousands)	September 27, 2026	September 28, 2025
Net cash provided by/(used for) operating activities	$18,670	$(11,095)
Net cash provided by investing activities	55,868	3,419
Net cash (used for)/provided by financing activities	$(86,765)	$12,398
Operating Activities
Cash provided by operations totaled $18.7 million for the first three quarters of fiscal 2026, a fluctuation of $29.8 million compared with the first three quarters of fiscal 2025, primarily due to an increase in operational efficiencies as we continue to deliver on our turnaround plan.
Investing Activities
Cash provided by investing activities totaled $55.9 million for the first three quarters of fiscal 2026, an increase of $52.4 million compared with the first three quarters of fiscal 2025. The cash provided by investing activities in the first three quarters of fiscal 2026 was primarily due to the refranchising transactions discussed in Note 3, Acquisitions and Divestitures, to the Condensed Consolidated Financial Statements, partially offset by the settlement of the liability to KK Canada discussed in Note 18, Redeemable Noncontrolling Interests, to the Condensed Consolidated Financial Statements, and cash for capital expenditures. As part of our turnaround plan, we expect to reduce capital investment by using existing assets and focusing on franchise development.
Financing Activities
Cash used for financing activities totaled $86.8 million for the first three quarters of fiscal 2026, a fluctuation of $99.2 million compared with the first three quarters of fiscal 2025, primarily driven by the repayment of long-term debt balances with a portion of the net proceeds received from the refranchising transactions discussed in Note 3, Acquisitions and Divestitures, to the Condensed Consolidated Financial Statements.
Debt
Our long-term debt obligations consist of the following:

(in thousands)	September 27, 2026	December 28, 2025
2023 Facility — term loan	$711,438	$742,825
2023 Facility — revolving credit facility	102,500	157,500
Short-term lines of credit	2,260	2,514
Less: Debt issuance costs	(1,899)	(2,904)
Deferred financing obligations	1,003	—
Finance lease obligations	52,602	77,894
Total long-term debt	867,904	977,829
Less: Current portion of long-term debt	(58,233)	(65,977)
Long-term debt, less current portion	$809,671	$911,852

2023 Secured Credit Facility
As of September 27, 2026, the 2023 Facility consisted of a $300.0 million senior secured revolving credit facility and a term loan with an original principal amount of $700.0 million. During the second quarter of fiscal 2025, the Company amended the 2023 Facility to, among other things, establish additional, incremental term loan commitments in an aggregate principal amount of $125.0 million. Refer to Note 10, Long-Term Debt, to the Condensed Consolidated Financial Statements for further information.
Under the terms of the 2023 Facility, we are subject to a requirement to maintain a leverage ratio of less than 5.00 to 1.00 as of the end of each quarterly Test Period (as defined in the 2023 Facility) through maturity in March 2028. The leverage ratio under the 2023 Facility is defined as the ratio of (a) Total Indebtedness (as defined in the 2023 Facility, which includes all debt and finance lease obligations) minus unrestricted cash and cash equivalents to (b) a defined calculation of Adjusted EBITDA (2023 Facility Adjusted EBITDA) for the most recently ended Test Period. Our leverage ratio was 4.2 to 1.00 as of the end of the third quarter of fiscal 2026 compared to 4.4 to 1.00 as of the end of fiscal 2025.
We were in compliance with the financial covenants related to the 2023 Facility as of September 27, 2026. If we are unable to meet the 2023 Facility financial or other covenants in future periods, it could limit our ability to draw on the revolving credit facility, could result in the lenders accelerating the maturity of such indebtedness and foreclosing upon the collateral pledged thereunder, and could require the replacement of the 2023 Facility with new sources of financing, which we may be unable to secure on favorable terms or at all, any of which could negatively impact our liquidity.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Effects of Changing Prices
We are exposed to the effects of commodity price fluctuations in the cost of ingredients of our products, of which flour, sugar, and shortening are the most significant. In order to secure adequate supplies of products and bring greater stability to the cost of ingredients, the Company routinely enters into forward purchase contracts with vendors to help manage exposure to commodity price fluctuations. These forward purchase contracts are for physical delivery in quantities expected to be used over a reasonable period in the normal course of business. These agreements often meet the definition of a derivative. However, the Company does not measure its forward purchase commitments at fair value as the amounts under contract meet the physical delivery criteria in the normal purchase exception under ASC 815, Derivatives and Hedging. Accordingly, such contracts are not accounted for as derivatives and are not measured at fair value. These costs are subject to fluctuations due to a number of factors, including, but not limited to, market conditions, economic and geopolitical uncertainty, demand for raw materials, weather, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), armed hostilities, and other factors beyond our control. During the first three quarters of fiscal 2026, we continued to experience headwinds from commodity inflation globally. We have undertaken efforts to effectively manage inflationary cost increases through rapid inventory turnover and reduced inventory waste, and increased focus on resiliency of our supply chains. Additionally, from time to time we may enter into forward contracts for supply through our vendors for raw materials which are ingredients of our products or which are components of such ingredients, including wheat, sugar, and vegetable oil.

We are also exposed to the effects of commodity price fluctuations in the cost of gasoline used by our 3PL carriers in the U.S. To mitigate the risk of fluctuations in the price of our fuel purchases, we may directly purchase commodity futures contracts.
Interest Rate Risk
We are exposed to changes in interest rates on any borrowings under our debt facilities, which bear interest based on the one-month SOFR (with a floor of zero). Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in SOFR on interest expense for a portion of our variable rate debt, we have entered into interest rate swaps on $550.0 million notional of our $816.2 million of outstanding debt under the 2023 Facility and short-term lines of credit as of September 27, 2026, which we account for as cash flow hedges. The interest rate swap agreements are scheduled to mature in March 2028. Based on the $266.2 million of unhedged outstanding debt as of September 27, 2026, a 100 basis point increase or decrease in the one-month SOFR would result in a $2.7 million increase or decrease, respectively, in interest expense for a 12-month period, based on the daily average of the one-month SOFR for the quarter ended September 27, 2026.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk on the operations of our subsidiaries that have functional currencies other than the U.S. dollar, whose revenues accounted for approximately 36% of our total net revenues during the first three quarters ended September 27, 2026. Approximately $366.1 million of these revenues, were attributable to subsidiaries whose functional currencies are the Canadian dollar, the British pound sterling, the Euro, the Australian dollar, the New Zealand dollar, and the Mexican peso. A 10% increase or decrease in the average exchange rate of these currencies against the U.S. dollar would have resulted in a decrease or increase, respectively, of approximately $36.6 million in our total net revenues for the three quarters ended September 27, 2026.
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
As of September 27, 2026, we completed an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.
Changes in Internal Controls over Financial Reporting
There were no changes during the fiscal quarter ended September 27, 2026 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

101
The following financial statements from the Company’s Form 10-Q for the quarter ended September 27, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive (Loss)/Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 5, 2026

Krispy Kreme, Inc.

By:	/s/ Raphael Duvivier
Name:	Raphael Duvivier
Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)